Form 10-Q
period 1995-04-30
VIRCO MFG CORPORATION
filed 1995-06-13
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-Q

For Quarter Ended April 30, 1995               Commission File Number 1-8777

                             VIRCO MFG. CORPORATION
- - ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                            95-1613718
       -------------------------------            -------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

          2027 Harpers Way, Torrance, CA                   90501
       -------------------------------------             ---------
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (310) 533-0474

                                     No change
- - ------------------------------------------------------------------------------
                Former name, former address and former fiscal year,
                           if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ----

         The number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 1995.

                    Common Stock              4,873,236 Shares*

* Adjusted for Stock Dividend declared August 16, 1994, date of record September 19, 1994, payable October 17, 1994.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                     INDEX

Part I.  Financial Information
    Item 1.      Financial Statements (unaudited)

                 Condensed consolidated balance sheets - April 30, 1995 and January 31, 1995.

                 Condensed consolidated statements of income - Three months ended April 30, 1995 and 1994.

                 Condensed consolidated statements of cash flows - Three months ended April 30, 1995 and 1994.

                 Notes to condensed consolidated financial statements - April 30, 1995.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

    Item 4.      Submission of matters to a vote of Security Holders.

    Item 6.      Exhibits and Reports on Form 8-K

    Signatures

                                     PART 1


Item 1. Financial Statements

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



             (Dollar Amounts in Thousands)

                  ASSETS                                                                      4/30/95               1/31/95
                                                                                              -------               -------
             Current Assets
                Cash                                                                        $    161               $    585

                Accounts and Notes Receivable                                                 23,423                 27,468
                  Less Allowance for Doubtful Accounts                                          (235)                  (100)
                                                                                            --------               --------
                  Net Accounts and Notes Receivable                                           23,188                 27,368

                Income Taxes Receivable                                                        1,271                      -
                Inventories (Note 2)
                  Finished Goods                                                              30,229                 21,689
                  Work in Process                                                              7,827                  6,113
                  Raw Materials and Supplies                                                  12,919                 11,418
                                                                                            --------               --------
                  Total Inventories                                                           50,975                 39,220

                Prepaid Expenses and Deferred Income Tax                                       4,163                  2,659
                                                                                            --------               --------
                  Total Current Assets                                                        79,758                 69,832

             Restricted Short-term Investment                                                  3,689                  8,937

             Property, Plant & Equipment
                  Cost                                                                        68,964                 65,727
                  Less Accumulated Depreciation                                              (35,436)               (34,409)
                                                                                            --------               --------
                  Net Property, Plant & Equipment                                             33,528                 31,318

             Other Assets                                                                      4,864                  4,921
                                                                                            --------               --------
                                                                                            $121,839               $115,008
                                                                                            ========               ========



The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


             (Dollar Amounts in Thousands)

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                       4/30/95                1/31/95
                  ------------------------------------                                       -------                -------
             Current Liabilities
                Checks Released But Not Yet Cleared Bank                                    $  3,744               $  2,898
                Accounts Payable                                                              12,029                 11,768
                Income Taxes Payable                                                               -                  1,372
                Current Maturities on Long-Term Debt                                             873                    874
                Other Current Liabilities                                                     10,014                 10,140
                                                                                            --------               --------
                  Total Current Liabilities                                                   26,660                 27,052

             Non-current Liabilities
                Long Term Debt (Less Current Portion)                                         41,205                 32,577
                Other Non-Current Liabilities                                                  4,851                  4,851
                                                                                            --------               --------
                  Total Non-Current Liabilities                                               46,056                 37,428

             Deferred Income Taxes                                                                62                     62

             Shareholders' Equity
                Preferred Stock:
                  Authorized 3,000,000 Shares, $.01 Par Value; None Issued or
                  Outstanding                                                                      -                      -
                Common Stock:
                  Authorized 10,000,000 Shares, $.01 Par Value; 4,903,625 Shares
                  issued in 1995 and 4,460,604 in 1994                                            49                     49
                Additional Paid-In Capital                                                    36,992                 36,992
                Retained Earnings                                                             12,272                 13,787
                Less treasury stock at cost (30,389 Shares)                                     (234)                  (234)
                Loan to ESOP Trust                                                               (18)                  (128)
                                                                                            --------               --------
                  Total Shareholders' Equity                                                  49,061                 50,466
                                                                                            --------               --------
                                                                                            $121,839               $115,008
                                                                                            ========               ========




The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



              (Dollar Amounts in Thousands)

                                                                                                      3 Months Ended
                                                                                             -------------------------------

                                                                                              4/30/95               4/30/94
                                                                                             ---------             ---------
              Net Sales                                                                      $  36,925             $  36,414
              Cost of Goods Sold                                                                27,468                27,863
                                                                                             ---------             ---------
                   Gross Profit                                                                  9,457                 8,551

              Shipping, Selling, General and Administrative Expense                             11,055                 9,960
              Provision for Doubtful Accounts                                                      110                   107
              Interest Expense                                                                     776                   497
                                                                                             ---------             ---------
                                                                                                11,941                10,564
                                                                                             ---------             ---------

              Income/(Loss) Before Taxes on Income                                              (2,484)               (2,013)
              Taxes on Income/(Loss)                                                              (969)                 (785)
                                                                                             ---------             ---------

                   Net Income/(Loss)                                                         $  (1,515)            $   (1,228)
                                                                                             =========             ==========

              Earnings/(Loss) Per Share
                                                                                                  (.31)                  (.25)
                                                                                                  ====                   ====

                  Weighted Average Shares Outstanding
                  (Adjusted for 10% Stock Dividends
                  Declared August 16, 1994)                                                  4,919,611             4,903,723
                                                                                             =========             =========

                  Dividend Declared
                    Cash (Per Share)                                                                 -                     -
                                                                                             =========             =========
                   Stock                                                                             -                     -
                                                                                             =========             =========


The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)



               (Dollar Amounts in Thousands)                                                           3 Months Ended
                                                                                               ------------------------------

                                                                                                4/30/95               4/30/94
                                                                                               --------               -------
               Cash Flows From Operating Activities
                   Net Income (Loss)                                                           $ (1,515)              $(1,228)
                   Adjustments to reconcile net income to net cash provided
                   by operating activities:
                        Depreciation                                                              1,044                   907
                        Provision for doubtful accounts                                             100                    97
                        (Gain)/Loss on sales of fixed assets                                          -                     -
                   Change in assets and liabilities:
                        Accounts and notes receivable                                             4,081                 9,432
                        Inventories                                                             (11,755)               (7,183)
                        Prepaid expenses and deposits                                            (1,504)                 (136)
                        Income taxes receivable/payable                                          (2,643)               (2,399)
                        Other assets                                                                882                    42
                        Accounts payable and accrued expenses                                       135                   257
                                                                                               --------               -------

               Net Cash Provided By Operating Activities                                        (11,175)                 (211)
                                                                                               --------               -------

               Cash Flows From Investing Activities
                   Capital expenditures                                                          (3,254)               (1,193)
                   Proceeds from sale of assets                                                       -                     0
                   Net investment in life insurance                                                  21                   956
                   Restricted short term investments                                              5,248                     -
                                                                                               --------               -------


               Net Cash Used in Investing Activities                                              2,015                  (237)
                                                                                               --------               -------

               Cash Flows From Financing Activities
                   Issuance of long-term debt                                                     8,736                 2,293
                   Repayment of long-term debt                                                     (110)               (1,951)
                   Loans to ESOP                                                                    110                    50
                                                                                               --------               -------

               Net Cash Provided by Financing Activities                                          8,736                   392
                                                                                               --------               -------

               Net Change in Cash                                                                  (424)                  (56)
               Cash at Beginning of Quarter                                                         585                   383
                                                                                               --------               -------
               Cash at End of Quarter                                                          $    161               $   327
                                                                                               ========               =======


The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       April 30, 1995 and April 30, 1994


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1995.

Note 2.      Inventory

             Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification and the precise adjustment to LIFO values has not been calculated.

Note 3.      Income Taxes

             The Company adopted Statement of Financial Accounting Standards
             (SFAS) No 109 effective February 1, 1993. Income taxes for the three month period ended April 30, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                                    PART II

                      VIRCO MFG. CORPORATION SUBSIDIARIES

                               Other Information



Item 4.  Submission of matters to a vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 1995, the Company incurred a net loss from continuing operations of $1,515,000 on sales of $36,925,000 compared to a net loss from continuing operations of $1,225,000 on sales of $36,414,000 in the same period last year.

The first quarter results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales. The increase in net loss is attributable to increases in sales, marketing, general and administrative expense, offset in part by decreases in manufacturing costs.

Previously announced plans to consolidate the Los Angeles operations into one manufacturing and distribution facility have been substantially completed. Los Angeles manufacturing operations were transferred to the new Torrance facility the end of the first quarter 1995. Western region distribution operations had previously been transferred to the new facility in the third quarter of 1994. The final work to be performed at the new facility consists of installing certain pieces of new equipment which are being delivered or installed in the second quarter of 1995. Negotiations to lease the vacated Los Angeles manufacturing plant have progressed but are not yet complete. The Company is continuing to assess the rest of its manufacturing and distribution facilities for opportunities to reduce costs and streamline operations.

Financial Condition:

As a result of seasonally low deliveries in the first quarter, accounts receivable decreased by approximately $3,550,000. In anticipation of strong summer deliveries and to buffer against any disruptions in production resulting from moving the Los Angeles factory, inventory was increased by more than $11,750,000. The increase in inventory was financed through the credit facility with Wells Fargo.

Proceeds from the issuance of an industrial revenue bond were held in trust and reflected as restricted short term investments on the January 31, 1995 balance sheet. The Company withdrew $5,248,000 from the trust to fund capital improvements made at the new Torrance facility during the fourth quarter of 1994 and the first quarter of 1995. In addition, the capital spending at the Torrance facility was supplemented by leasing approximately $450,000 of new equipment from GECC. The Company intends to lease an additional $950,000 of equipment from GECC during the second quarter of 1995.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

        Exhibit (11) - Statement Re:  Computation of Earnings Per Share



                                                                          Three Months Ended
                                                                               April 30
                                                                      ---------------------------

                                                                         1995             1994
                                                                      ----------        ---------
         Primary:

         Average Shares Outstanding                                    4,873,236        4,873,236

         Net effect of dilutive stock options - based on the
         treasury stock method using average market price.                46,375           30,487
                                                                      ----------        ---------

         Totals                                                        4,919,611        4,903,723
                                                                      ==========       ==========

         Net Loss                                                     (1,515,000)      (1,228,000)
                                                                      ==========       ==========

         Per Share Amount                                                   (.31)             (25)
                                                                      ==========       ==========




Weighted average shares outstanding are adjusted for 10% stock dividend declared August 16, 1994.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              VIRCO MFG. CORPORATION



Date:             6/8/95                      By: /s/ James R. Braam
     ----------------------------------           ------------------------
                                                  James R. Braam
                                                  Vice President - Finance




Date:             6/6/95                      By: /s/ Robert E. Dose
     ----------------------------------           ------------------------
                                                  Robert E. Dose
                                                  Corporate Controller