Form 10-Q
period 1995-07-31
VIRCO MFG CORPORATION
filed 1995-09-13
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                    FORM 10-Q


For Quarter Ended     July 31, 1995      Commission File Number     1-8777
                 -----------------------                       ----------------


                             VIRCO MFG. CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                          95-1613718
    -------------------------------                         -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    2027 Harpers Way, Torrance, CA                                 90501
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (310) 533-0474
                                                             ------------------

                                    No change
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 1995.

                  Common Stock               5,369,359 Shares*

* Adjusted for Stock Dividend declared August 15, 1995, date of record September 18, 1995, payable October 18, 1995.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - July 31, 1995 and January 31, 1995.

                  Condensed consolidated statements of income - Three months ended July 31, 1995 and 1994.

                  Condensed consolidated statements of income - Six months ended July 31, 1995 and 1994.

                  Condensed consolidated statements of cash flows - Three months ended July 31, 1995 and 1994.

                  Condensed consolidated statements of cash flows - Six months ended July 31, 1995 and 1994.

                  Notes to condensed consolidated financial statements - July 31, 1995.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

            ASSETS                                           7/31/95      1/31/95
            ------                                          ---------    ---------
Current Assets
    Cash                                                    $  2,142     $    585

    Accounts and Notes Receivable                             34,267       27,468
      Less Allowance for Doubtful Accounts                      (326)        (100)
                                                            --------     --------
      Net Accounts and Notes Receivable                       33,941       27,368

    Income Taxes Receivable                                      241         --
    Inventories (Note 2)
      Finished Goods                                          30,006       21,689
      Work in Process                                          9,158        6,113
      Raw Materials and Supplies                              11,632       11,418
                                                            --------     --------
      Total Inventories                                       50,796       39,220

    Prepaid Expenses and Deferred Income Tax                   3,301        2,659
                                                            --------     --------
      Total Current Assets                                    90,421       69,832

Restricted Short-term Investment                               1,598        8,937

Property, Plant & Equipment
      Cost                                                    70,744       65,727
      Less Accumulated Depreciation                          (36,206)     (34,409)
                                                            --------     --------
      Net Property, Plant & Equipment                         34,538       31,318

Other Assets                                                   5,472        4,921
                                                            --------     --------
                                                            $132,029     $115,008
                                                            ========     ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

            LIABILITIES AND SHAREHOLDERS' EQUITY                                     7/31/95      1/31/95
            ------------------------------------                                     -------      -------
Current Liabilities
    Checks Released But Not Yet Cleared Bank                                        $  4,111     $  2,898
    Accounts Payable                                                                  16,056       11,768
    Income Taxes Payable                                                                --          1,372
    Current Maturities on Long-Term Debt                                                 873          874
    Other Current Liabilities                                                          9,951       10,140
                                                                                    --------     --------
      Total Current Liabilities                                                       30,991       27,052

Non-current Liabilities
    Long Term Debt (Less Current Portion)                                             45,408       32,577
    Other Non-Current Liabilities                                                      4,851        4,851
                                                                                    --------     --------
      Total Non-Current Liabilities                                                   50,259       37,428

Deferred Income Taxes                                                                     62           62

Shareholders' Equity
    Preferred Stock:
      Authorized 3,000,000 Shares, $.01 Par Value; None Issued or
      Outstanding                                                                       --           --
    Common Stock:
      Authorized 10,000,000 Shares, $.01 Par Value; 5,390,948 Shares
      issued at 7/31/95 and 1/31/95                                                       49           49
    Additional Paid-In Capital                                                        36,992       36,992
    Retained Earnings                                                                 13,985       13,787
    Less treasury stock at cost (30,389 Shares)                                         (234)        (234)
    Loan to ESOP Trust                                                                   (75)        (128)
                                                                                    --------     --------
      Total Shareholders' Equity                                                      50,717       50,466
                                                                                    --------     --------
                                                                                    $132,029     $115,008
                                                                                    ========     ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                              3 Months Ended
                                                                              --------------
                                                                          7/31/95        7/31/94
                                                                         ---------      ---------
Net Sales                                                                $  66,197      $  60,268
Cost of Goods Sold                                                          48,644         44,027
                                                                         ---------      ---------
      Gross Profit                                                          17,553         16,241

Shipping, Selling, General and Administrative Expense                       13,607         12,665
Provision for Doubtful Accounts                                                152            176
Interest Expense                                                               985            685
                                                                         ---------      ---------
                                                                            14,744         13,526
                                                                         ---------      ---------

Income/(Loss) Before Taxes on Income                                         2,809          2,715
Taxes on Income/(Loss)                                                      (1,096)        (1,059)
                                                                         ---------      ---------

Net Income                                                               $   1,713      $   1,656
                                                                         =========      =========

Earnings (Loss) Per Share:
    Net Earnings/(Loss) Per Share:                                       $     .32      $     .31
                                                                         =========      =========

    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividend
    Declared August 15, 1995.)                                           5,414,237      5,405,291
                                                                         =========      =========

    Dividend Declared
      Cash (Per Share)                                                          --             --
                                                                         =========      =========
      Stock                                                                     --             --
                                                                         =========      =========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                              6 Months Ended
                                                                              --------------
                                                                          7/31/95        7/31/94
                                                                         ---------      ---------
Net Sales                                                                $ 103,122      $  96,682
Cost of Goods Sold                                                          76,112         71,890
                                                                         ---------      ---------
      Gross Profit                                                          27,010         24,792

Shipping, Selling, General and Administrative Expense                       24,662         22,625
Provision for Doubtful Accounts                                                262            283
Interest Expense                                                             1,761          1,182
                                                                         ---------      ---------
                                                                            26,685         24,090
                                                                         ---------      ---------

Income (Loss) Before Taxes on Income                                           325            702
Taxes on Income                                                               (127)          (274)
                                                                         ---------      ---------

Net Income                                                               $     198      $     428
                                                                         =========      =========

Earnings (Loss) Per Share:
    Net Earnings (Loss) Per Share                                        $     .04      $     .08
                                                                         =========      =========

    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividend
    Declared August 15, 1995.)                                           5,412,748      5,401,737
                                                                         =========      =========

    Dividend Declared
      Cash (Per Share)                                                          --             --
                                                                         =========      =========
      Stock                                                                     --             --
                                                                         =========      =========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                            3 Months Ended
                                                                            --------------
                                                                          7/31/95     7/31/94
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                    $  1,713    $  1,656
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                            1,245         975
    Provision for doubtful accounts                                            61         150
    (Gain) Loss on sales of fixed assets                                       61         (12)
    Change in Assets and Liabilities:
      Accounts and Notes Receivable                                       (10,814)    (11,394)
      Inventories                                                             179       2,060
      Income Taxes Receivable/Payable                                       1,030         934
      Prepaid Expenses and Deposits                                           862        (626)
      Other Assets                                                            390         (95)
      Accounts Payable and Accrued Expenses                                 3,964       4,045
                                                                         --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  (1,309)     (2,307)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                   (2,316)     (1,803)
    Proceeds from Sale of Assets                                               --          12
    Purchase of Life Insurance                                               (631)       (530)
    Restricted Short Term Investments                                       2,091          --
                                                                         --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                        (856)     (2,321)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                              4,473       5,751
    Reduction of Long-term Debt                                              (270)        (44)
    Purchase of Treasury Stock                                                 --          --
    Issuance/Reduction of ESOP Loan                                           (57)        100
                                                                         --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   4,146       5,807
                                                                         --------    --------

NET CHANGE IN CASH                                                          1,981       1,179
CASH AT BEGINNING OF QUARTER                                                  161         327
                                                                         --------    --------
CASH AT END OF QUARTER                                                   $  2,142    $  1,506
                                                                         ========    ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                            6 Months Ended
                                                                            --------------
                                                                          7/31/95     7/31/94
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                    $    198    $    428
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                            2,289       1,882
    Provision for doubtful accounts                                           161         247
    (Gain) Loss on sales of fixed assets                                       61         (12)
    Change in Assets and Liabilities:
      Accounts and Notes Receivable                                        (6,733)     (1,962)
      Inventories                                                         (11,576)     (5,123)
      Income Taxes Receivable/Payable                                      (1,613)     (1,465)
      Prepaid Expenses and Deposits                                          (642)       (762)
      Other Assets                                                          1,272         (53)
      Accounts Payable and Accrued Expenses                                 4,099       4,302
                                                                         --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 (12,484)     (2,518)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                   (5,570)     (2,996)
    Proceeds from Sale of Assets                                               --          12
    Purchase of Life Insurance                                               (610)        426
    Restricted Short Term Investments                                       7,339          --
                                                                         --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                       1,159      (2,558)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                             13,209       8,044
    Reduction of Long-term Debt                                              (380)     (1,995)
    Purchase of Treasury Stock                                                 --          --
    Issuance/Reduction of ESOP Loan                                            53         150
                                                                         --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  12,882       6,199
                                                                         --------    --------

NET CHANGE IN CASH                                                          1,557       1,123
CASH AT BEGINNING OF QUARTER                                                  585         383
                                                                         --------    --------
CASH AT END OF QUARTER                                                   $  2,142    $  1,506
                                                                         ========    ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1995 and July 31, 1994


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1995.

Note 2.  Inventory

         Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification and the precise adjustment to LIFO values has not been calculated.

Note 3.  Income Taxes

         The Company adopted the provisions of SFAS No. 109 effective February 1, 1993. Income taxes for the three and six months periods ended July 31, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 1995, the Company earned a net profit of $1,713,000 on sales of $66,197,000 compared to a net profit of $1,656,000 on sales of $60,268,000 in the same period last year.

The second quarter results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong shipments of educational products in the second and third quarters. Sales backlog at July 31, 1995 is approximately the same as in the prior year.

Second quarter results reflect an increase in material costs accompanied by lagging increases in selling prices. Below the line spending was affected by increased interest expense incurred to finance capital investments as well as increased inventory and receivables. Distribution costs decreased over the prior year due to the closure of four distribution centers in November of 1994. The net result of these events was a $57,000 increase in net income.

During the second quarter, the Company entered into an agreement to lease the former Los Angeles, CA manufacturing facility under a 15 year lease. With the lease of this former manufacturing plant, the 1994 lease of the Torrance, CA distribution facility, and the final installation of various new machines in the new Torrance, CA location, the Company has substantially executed the restructuring of the West Coast manufacturing and distribution operations.


Financial Condition:

As a result of seasonally high sales activity, accounts receivable increased by $6,700,000 compared to January 31, 1995. In anticipation of strong third quarter educational deliveries, inventory at July 31, 1995 increased by $11,600,000 compared to January 31, 1994.

Increases in receivables and inventory were financed through increased borrowings under our revolving line of credit with Wells Fargo Bank.

Proceeds from the issuance of an industrial revenue bond were held in trust and reflected as restricted short term investments on the July 31, 1995 and January 31, 1995 balance sheets. The Company withdrew $7,339,000 from the trust during the first six months of 1995 to fund capital improvements made at the new Torrance facility during the fourth quarter of 1994 and the first two quarters of 1995. In addition, the capital spending at the Torrance facility was supplemented by leasing approximately $1,750,000 of machinery from General Electric Capital Corporation during the second quarter of 1995. The Company does not anticipate leasing any additional manufacturing equipment in the near term.

                                     PART II

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information


Item 4. Submission of matters to a vote of Security Holders

The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 20, 1995:

Election of three directors whose term expire in 1998.

                                                     Votes For
                                                     ---------
                         George W. Ott               4,147,689
                         John H. Stafford            4,147,896
                         Douglas A. Virtue           4,148,702


Item 6. Exhibits and Reports on Form 8-K.

        None

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

         Exhibit (11) - Statement Re: Computation of Earnings Per Share

                                                                    Three Months Ended           Six Months Ended
                                                                         July 31                     July 31
                                                                    ------------------           ----------------
                                                                     1995        1994            1995        1994
                                                                     ----        ----            ----        ----
Primary:

Average Shares Outstanding                                        5,360,559   5,360,559       5,360,559   5,360,559

Net effect of dilutive stock options - based on
the treasury stock method using average market price                 53,678      44,732          52,189      41,178
                                                                  ---------   ---------       ---------   ---------

Totals                                                            5,414,237   5,405,291       5,412,748   5,401,737
                                                                  =========   =========       =========   =========

Net Income                                                        1,713,000   1,656,000         198,000     428,000
                                                                  =========   =========       =========   =========

Per Share Amount                                                        .32         .31             .04         .08
                                                                  =========   =========       =========   =========


Weighted average shares outstanding are adjusted for 10% stock dividend declared October 15, 1995.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIRCO MFG. CORPORATION


Date:     9/1/95                            By: /s/ James R. Braam
     -----------------                         --------------------------------
                                               James R. Braam
                                               Vice President - Finance


Date:     9/1/95                            By: /s/ Robert E. Dose
     -----------------                         --------------------------------
                                               Robert E. Dose
                                               Corporate Controller