Form 10-Q
period 1995-10-31
VIRCO MFG CORPORATION
filed 1995-12-12
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-Q

For Quarter Ended      October 31, 1995      Commission File Number    1-8777
                   ------------------------                          ----------

                             VIRCO MFG. CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                      95-1613718
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

       2027 Harpers Way, Torrance, CA                             90501
  ----------------------------------------                      ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (310) 533-0474
                                                             --------------

                                  No change
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                        if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

         The number of shares outstanding of each of the issuer's classes of common stock, as of December 8, 1995.

                  Common Stock                      5,369,359 Shares*

* Adjusted for Stock Dividend declared August 15, 1995, date of record September 18, 1995, payable October 18, 1995.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                     INDEX

Part I.  Financial Information

    Item 1.      Financial Statements (unaudited)

                 Condensed consolidated balance sheets - October 31, 1995 and January 31, 1995.

                 Condensed consolidated statements of income - Three months ended October 31, 1995 and 1994.

                 Condensed consolidated statements of income - Nine months ended October 31, 1995 and 1994.

                 Condensed consolidated statements of cash flows - Three months ended October 31, 1995 and 1994.

                 Condensed consolidated statements of cash flows - Nine months ended October 31, 1995 and 1994.

                 Notes to condensed consolidated financial statements - October 31, 1995.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.         Other Information

    Item 4.      Submission of matters to a vote of Security Holders.

    Item 6.      Exhibits and Reports on Form 8-K

    Signatures

                                     PART 1


Item 1. Financial Statements

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

   ASSETS                                                                      10/31/95               1/31/95
   ------                                                                      --------               -------
Current Assets
   Cash                                                                        $    444               $    585

   Accounts and Notes Receivable                                                 35,129                 27,468
     Less Allowance for Doubtful Accounts                                          (603)                  (100)
                                                                               --------               --------
     Net Accounts and Notes Receivable                                           34,526                 27,368

   Income Taxes Receivable                                                           -                      -
   Inventories (Note 2)
     Finished Goods                                                              18,667                 21,689
     Work in Process                                                              7,404                  6,113
     Raw Materials and Supplies                                                   9,808                 11,418
                                                                               --------               --------
     Total Inventories                                                           35,879                 39,220

   Prepaid Expenses and Deferred Income Tax                                       3,321                  2,659
                                                                               --------               --------
     Total Current Assets                                                        74,170                 69,832

Restricted Short-term Investment                                                  1,612                  8,937

Property, Plant & Equipment
     Cost                                                                        73,020                 65,727
     Less Accumulated Depreciation                                              (37,871)               (34,409)
                                                                               --------               --------
     Net Property, Plant & Equipment                                             35,149                 31,318


Other Assets                                                                      6,517                  4,921
                                                                               --------               --------
                                                                               $117,448               $115,008
                                                                               ========               ========


   The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar Amounts in Thousands)

   LIABILITIES AND SHAREHOLDERS' EQUITY                                        10/31/95               1/31/95
   ------------------------------------                                        --------               -------
Current Liabilities
  Checks Released But Not Yet Cleared Bank                                     $ 3,465                $ 2,898
  Accounts Payable                                                               9,821                 11,768
  Income Taxes Payable                                                           1,370                  1,372
  Current Maturities on Long-Term Debt                                             873                    874
  Other Current Liabilities                                                      9,522                 10,140
                                                                               -------                -------
    Total Current Liabilities                                                   25,051                 27,052

Non-current Liabilities
  Long Term Debt (Less Current Portion)                                         34,215                 32,577
  Other Non-Current Liabilities                                                  4,851                  4,851
                                                                               -------                -------
    Total Non-Current Liabilities                                               39,066                 37,428

Deferred Income Taxes                                                               62                     62

Shareholders' Equity
  Preferred Stock:
    Authorized 3,000,000 Shares, $.01 Par Value; None
    Issued or Outstanding                                                            -                      -
  Common Stock:
    Authorized 10,000,000 Shares, $.01 Par Value;
    5,391,748 Shares issued at 7/31/95 and 5,382,948 at
    1/31/95
                                                                                    54                     49
  Additional Paid-In Capital                                                    42,056                 36,992
  Retained Earnings                                                             11,453                 13,787
  Less treasury stock at cost (22,389 Shares)                                     (172)                  (234)
  Loan to ESOP Trust                                                              (122)                  (128)
                                                                               --------               --------
    Total Shareholders' Equity                                                   53,269                 50,466
                                                                               --------               --------
                                                                               $117,448               $115,008
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

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)


                                                                                         3 Months Ended
                                                                                         --------------
                                                                               10/31/95               10/31/94
                                                                               --------               --------
Net Sales                                                                      $  74,613              $  69,014
Cost of Goods Sold                                                                55,433                 50,015
                                                                               ---------              ---------
     Gross Profit                                                                 19,180                 18,999

Shipping, Selling, General and Administrative Expense                             13,505                 13,234
Interest Expense                                                                     903                    667
Provision for Doubtful Accounts                                                      267                    202
                                                                               ---------              ---------
                                                                                  14,675                 14,103
                                                                               ---------              ---------

Income (Loss) Before Taxes on Income                                               4,505                  4,896
Taxes on Income                                                                   (1,757)                (1,910)
                                                                               ---------              ---------

Net Income                                                                     $   2,748              $   2,986
                                                                               =========              =========


Earnings (Loss) Per Share:                                                     $     .51              $     .55
--------------------------                                                     =========              =========
    Net Earnings (Loss) Per Share

    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividends Declared August 15, 1995.
                                                                               5,437,801              5,418,772
                                                                               =========              =========

    Dividend Declared                                                                .04                    .04
                                                                               =========              =========
      Cash (Per Share)                                                               .10%                    10%
                                                                               =========              =========
      Stock


   The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                                        9 Months Ended
                                                                                        --------------
                                                                              10/31/95               10/31/94
                                                                              --------               --------
Net Sales                                                                     $ 177,735              $ 165,696
Cost of Goods Sold                                                              131,545                121,905
                                                                              ---------              ---------
     Gross Profit                                                                46,190                 43,791

Shipping, Selling, General and Administrative Expense                            38,167                 35,859
Provision for Doubtful Accounts                                                   2,664                  1,849
Interest Expense                                                                    529                    485
                                                                              ---------              ---------
                                                                                 41,360                 38,193
                                                                              ---------              ---------

Income/(Loss) Before Taxes on Income                                              4,830                  5,598
Taxes on Income/(Loss)                                                           (1,884)                (2,184)
                                                                              ---------              ---------

Net Income                                                                    $   2,946              $   3,414
                                                                              =========              =========

Earnings (Loss) Per Share:
--------------------------
   Net Earnings/(Loss) Per Share:                                             $     .54             $      .55
                                                                              =========              =========

   Weighted Average Shares Outstanding
   (Adjusted for 10% Stock Dividend
   Declared August 15, 1995.)                                                 5,421,548              5,409,473
                                                                              =========              =========

   Dividend Declared
     Cash (Per Share)                                                               .04                    .04
                                                                              =========              =========
     Stock                                                                           10%                    10%
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

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                                      3 Months Ended
                                                                                      --------------
                                                                                10/31/95              10/31/94
                                                                                --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                           $  2,748              $  2,986
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                                   1,666                 1,396
    Provision for doubtful accounts                                                  276                   248
    (Gain) Loss on sales of fixed assets                                               5                     -
    Change in Assets and Liabilities:
     Accounts and Notes Receivable                                                  (861)                 (558)
     Inventories                                                                  14,917                 8,740
     Income Taxes Receivable/Payable                                               1,611                 1,546
     Prepaid Expenses and Deposits                                                   (20)                  620
     Other Assets                                                                   (595)                  (28)
     Accounts Payable and Accrued Expenses                                        (6,664)                1,145
                                                                                --------              --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         13,083                16,095

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                          (2,282)               (5,523)
    Proceeds from Sale of Assets                                                       0                     0
    Purchase of Life Insurance                                                    (1,096)                   (4)
    Restricted Short Term Investments                                                (14)                    -
                                                                                --------              --------

NET CASH USED IN INVESTING ACTIVITIES                                             (3,392)               (5,527)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                                         0                     0
    Reduction of Long-term Debt                                                  (11,193)              (11,323)
    Sale of Treasury Stock                                                            66                     -
    Issuance/Reduction of ESOP Loan                                                  (47)                 (264)
    Cash Dividend                                                                   (215)                 (194)
                                                                                --------              --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (11,389)              (11,781)
                                                                                --------              --------

NET CHANGE IN CASH                                                                (1,698)               (1,213)
CASH AT BEGINNING OF QUARTER                                                       2,142                 1,506
                                                                                --------              --------
CASH AT END OF QUARTER                                                          $    444              $    293
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

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)

                                                                                        9 Months Ended
                                                                                        --------------
                                                                                10/31/95               7/31/94
                                                                                --------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                            $ 2,946               $ 3,414
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                   3,955                 3,278
    Provision for doubtful accounts                                                  437                   495
    (Gain) Loss on sales of fixed assets                                              66                   (12)
    Change in Assets and Liabilities:
     Accounts and Notes Receivable                                                (7,594)               (2,520)
     Inventories                                                                   3,341                 3,617
     Income Taxes Receivable/Payable                                                  (2)                   81
     Prepaid Expenses and Deposits                                                  (662)                 (142)
     Other Assets                                                                    677                   (81)
     Accounts Payable and Accrued Expenses                                        (2,565)                5,447
                                                                                 -------               -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            599                13,577

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                          (7,852)               (8,519)
    Proceeds from Sale of Assets                                                       -                    12
    Purchase of Life Insurance                                                    (1,706)                  422
    Restricted Short Term Investments                                              7,325                     -
                                                                                 -------               -------

NET CASH USED IN INVESTING ACTIVITIES                                             (2,233)               (8,085)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                                     2,297                     0
    Reduction of Long-term Debt                                                     (661)               (5,274)
    Sale of Treasury Stock                                                            66                  (114)
    Issuance/Reduction of ESOP Loan                                                    6                     -
    Cash Dividend                                                                   (215)                 (194)
                                                                                 -------               -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,493                (5,582)
                                                                                 -------               -------

NET CHANGE IN CASH                                                                  (141)                  (90)
CASH AT BEGINNING OF QUARTER                                                         585                   383
                                                                                 -------               -------
CASH AT END OF QUARTER                                                           $   444               $   293
                                                                                 =======               =======

   The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 31, 1995 and October 31, 1994


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1995.

Note 2.  Inventory

         Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification and the precise adjustment to LIFO values has not been calculated.

Note 3.  Income Taxes

         The Company adopted the provisions of SFAS No. 109 effective February 1, 1993. Income taxes for the three and nine months periods ended October 31, 1995 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(b)  Results of Operations:

For the third quarter of 1995, the company earned a net profit of $2,748,000 on sales of $74,613,000 compared to a net profit of $2,986,000 on sales of $69,014,000 in the same period last year. For the nine months ended October 31, 1995, the company earned a net profit of $2,946,000 on sales of $177,735,000 compared to a net profit of $3,414,000 on sales of $165,696,000 in the prior year.

The year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. Increased shipments during 1995 are attributable to improvement in both the educational and commercial business segments. Increased levels of inventory carried going into the second and third quarters facilitated increased sales volume as well as allowed for earlier shipment and improved on time delivery. Sales backlog at the end of the third quarter is slightly less than the prior year.

Third quarter results reflect an increase in material costs accompanied by lagging increases in selling prices. The increase in the material component of the production costs were offset, in part, by a reduction in overhead spending as a percentage of sales. This reduction in overhead spending was attained despite start up costs incurred at the new Torrance, CA manufacturing facility. Distribution costs, which are capitalized into inventory and expensed to cost of sales, decreased from the prior year due to the closure of four distribution facilities in November 1994. Below the line spending was affected by increased interest expense incurred to finance capital investments as well as the increased levels of inventory. Finally, the Company has accepted a $500,000 settlement for damages incurred when a nearby manufacturing facility contaminated the ground water at our Southern Pines, North Carolina manufacturing facility, which is being marketed for sale.

The Company is continuing to assess the rest of its manufacturing and distribution facilities for opportunities to reduce costs and streamline operations. As part of this process the Company's Board of Directors has authorized management to investigate the sale of the manufacturing plant located in San Luis, Mexico. At this time, no definitive plans have been made regarding this facility.

Financial Condition:

Our credit agreement with Wells Fargo Bank, which expires on October 1, 1996, was amended to extend the expiration date to October 1, 1997. The amended line of credit will continue to provide loans at the Wells Fargo prime interest rate, but also allows the Company the option to borrow under 30, 60, and 90 day fixed term rates at LIBOR plus 1.75%. The amended line provides the Company with a $49,500,000 line of credit with a letter of credit subfeature. The old line provided separate cash and letter of credit lines of $40,500,000 and $9,000,000 respectively. As of October 31, 1995 we had $18,575,000 available under the terms of the line of credit.

As a result of seasonally high third quarter deliveries, receivables increased compared to January 31, 1995. Inventory decreased by more than $3,000,000 from January 31, 1995 due to seasonally high third quarter sales. Capital expenditures, which have been usually high during late 1994 and the first nine months of 1995 due to the new Torrance facility, should return to a more normal level of activity.

                                    PART II

                      VIRCO MFG. CORPORATION SUBSIDIARIES

                               Other Information


         Item 4.  Submission of matters to a vote of Security Holders

                  None

         Item 6.  Exhibits and Reports on Form 8-K.

                  None

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

        Exhibit (11) - Statement Re:  Computation of Earnings Per Share



                                                                  Three Months Ended                Nine  Months Ended
                                                                  ------------------                ------------------
                                                                      October 31                       October  31
                                                                      ----------                       -----------
                                                                 1995             1994             1995             1994
                                                                 ----             ----             ----             ----
Primary:

Average Shares Outstanding                                    5,369,359        5,360,559        5,369,359        5,360,559

Net effect of dilutive stock options - based on the
treasury stock method using average market price.                68,442           58,213           52,189           48,914
                                                              ---------        ---------        ---------        ---------
Totals                                                        5,437,801        5,418,772        5,421,548        5,409,473
                                                              =========        =========        =========        =========

Net Income                                                    2,748,000        2,986,000        2,946,000        3,414,000
                                                              =========        =========        =========        =========

Per Share Amount                                                    .51              .55              .54              .63
                                                              =========        =========        =========        =========




    Weighted average shares outstanding are adjusted for 10% stock dividend declared August 15, 1995.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIRCO MFG. CORPORATION


Date:                                   By:
      -----------------------               ---------------------------------
                                            James R. Braam
                                            Vice President - Finance


Date:                                   By:
      -----------------------               ---------------------------------
                                            Robert E. Dose
                                            Corporate Controller