Form 10-Q/A
period 1995-10-31
VIRCO MFG CORPORATION
filed 1995-12-22
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-Q/A

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

(Dollar Amounts in Thousands)

                                                                                        9 Months Ended
                                                                                        --------------
                                                                              10/31/95               10/31/94
                                                                              --------               --------
Net Sales                                                                     $ 177,735              $ 165,696
Cost of Goods Sold                                                              131,545                121,905
                                                                              ---------              ---------
     Gross Profit                                                                46,190                 43,791

Shipping, Selling, General and Administrative Expense                            38,167                 35,859
Provision for Doubtful Accounts                                                   2,664                  1,849
Interest Expense                                                                    529                    485
                                                                              ---------              ---------
                                                                                 41,360                 38,193
                                                                              ---------              ---------

Income/(Loss) Before Taxes on Income                                              4,830                  5,598
Taxes on Income/(Loss)                                                           (1,884)                (2,184)
                                                                              ---------              ---------

Net Income                                                                    $   2,946              $   3,414
                                                                              =========              =========

Earnings (Loss) Per Share:
--------------------------
   Net Earnings/(Loss) Per Share:                                             $     .54             $      .63
                                                                              =========              =========

   Weighted Average Shares Outstanding
   (Adjusted for 10% Stock Dividend
   Declared August 15, 1995.)                                                 5,421,548              5,409,473
                                                                              =========              =========

   Dividend Declared
     Cash (Per Share)                                                               .04                    .04
                                                                              =========              =========
     Stock                                                                           10%                    10%
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


                                        VIRCO MFG. CORPORATION


Date:      12/21/95                     By:  /s/ James R. Braam
      -----------------------               ---------------------------------
                                            James R. Braam
                                            Vice President - Finance


Date:      12/21/95                     By:  /s/ Robert E. Dose
      -----------------------               ---------------------------------
                                            Robert E. Dose
                                            Corporate Controller