Form 10-K405
period 1996-01-31
VIRCO MFG CORPORATION
filed 1996-04-26
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 1996.

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________.

                         Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                            95-1613718
- - ------------------------------------------------------------                 ------------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

    2027 Harpers Way; Torrance, CA                                                                90501
- - ------------------------------------------------                                             ---------------
         (Address of principal executive offices)                                             (Zip Code)

       Registrant's telephone number, including area code (310) 533-0474

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                                 Name of each exchange on which registered:
         Common Stock, $.01 Par Value                                                American Stock Exchange
         ----------------------------                                                -----------------------


Securities pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference or in Part III of this Form 10-K [ X ].

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 31, 1996, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $44,365,877.

The number of shares of Common Stock outstanding at March 31, 1996, was 5,369,360 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 17, 1996, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 1996 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


Caption                                                                                               Page
- - -------                                                                                               ----
                                                             PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .    7

                                                            PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . .    8

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .    8

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                                                            PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .    9

Item 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .    10

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .    10

                                                            PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . .    11

PART I

Item 1.  Business

Introduction

         Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design and production of quality furniture for the contract and educational markets world-wide. Forty-six years of manufacturing has resulted in a wide product range including student desks, chairs, and activity tables; upholstered stacking chairs, folding tables, folding chairs, rattan chairs, and office tables and chairs.

         Virco's manufacturing facilities are located in California, Arkansas and Mexico. Over one million square feet of manufacturing and support facilities are organized for the production of furniture. During the year ended January 31, 1995, Virco made a significant investment in a new manufacturing and distribution facility in Torrance, California to service the western region of the United States. The decision to maintain a significant presence in California was influenced by the quality of the existing workforce, an established vendor network, favorable lease terms for an excellent manufacturing facility, and financial support through an Industrial Revenue Bond issued by the city of Torrance, California. The Company consolidated all western region distribution facilities at this location in 1994 and transferred the former western region manufacturing plant to this facility in 1995.

         The Company continued to make significant capital investments in the Conway, Arkansas manufacturing facility, which services the eastern region of the United States. This manufacturing plant was expanded in 1991 and again in 1993. Capital spending at this facility of nearly $6,500,000 in 1994 and $6,900,000 in 1995 was made to expand production of hard plastic components, which are a critical component of the Company's educational product line, as well as more fully automate this facility.

         Supporting the manufacturing facilities, the Company has nearly one million square feet of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 40% of sales are delivered in July, August, September, and October.

Principal Products

         The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. A variety of student and teacher desks, folding and adjustable height tables, desk and auditorium chairs, mobile storage cabinets and mobile tables are sold through the educational sales division. A variety of folding chairs and tables, banquet chairs and tables, convention center seating, and hospitality furniture are sold through the Commercial sales division.

         The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particle board, cartons and other raw materials in the manufacture of its principal products from many different sources and is not more vulnerable on sources and availability than other manufacturers.

Marketing and Distribution

         The educational product line is marketed through what we believe to be the largest direct sales force in the educational furniture industry in addition to a variety of educational distributorships. The sales force calls directly upon school business officials, which can include purchasing departments or individual school principals where site based management is practiced. Significant portions of educational furniture are sold on a bid basis.

         Sales of contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Sales are made direct to convention centers, individual hospitality installations, and to mass merchants.

         Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.


Other Matters

         Foreign Operation Information

         Foreign Operation Information attributable to the Company's operations for the three years ended January 31, 1996, 1995 and 1994, which appears in Note 11 of the consolidated financial statements of Virco Mfg. Corporation's Annual Report to Stockholders for 1995, is incorporated by reference in this Form 10-K Annual Report.

         Competition

         The Company has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell Corporation, American Desk Manufacturing Company, and Irwin Seating Co. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger Metal Products, Inc., Globe, Mecco and Shelby Williams Industries, Inc.

         Backlog

         Sales order backlog for continuing operations of the consolidated companies at January 31, 1996, totaled $12.1 million and approximates three weeks of sales, compared to $10.9 million at January 31, 1995, and $11.0 million at January 31, 1994.

         Patents and Trademarks

         Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

         Employees

         Virco Mfg. Corporation and its Subsidiaries employ approximately 2,550 full-time employees at various locations. Of this number, approximately 450 are employed at the Torrance facility, 1,550 at Conway, Arkansas, and 550 at San Luis, Mexico.

         Environmental Compliance

         The Company and other furniture manufacturers are subject to federal, state and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. The Company has expended, and may be expected to expend significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.


Item 2.  Properties

         Torrance, California

         During 1994 the Company entered into a ten year lease (with two five year options) for a 560,000 square foot office, manufacturing and warehousing facility located on 23.5 acres of land. The Company moved the Corporate headquarters, the west coast showroom, and all west coast distribution operations to this facility in 1994. As part of this move, the Company vacated a 200,000 sq. ft. warehouse located on
         8.5 acres of land in Torrance, CA, which is owned by the Company.
         This warehouse is held as rental property and is leased under a five year lease which expires in January 2001.

         Los Angeles, California

         During 1995, the Company moved its west coast manufacturing operations to the newly leased facility in Torrance, CA. The Company vacated a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, CA, which is owned by the Company. The Company leased this facility to an outside party under a 15 year lease which expires in 2011.

         Conway, Arkansas

         The Company owns three manufacturing facilities in Conway, Arkansas. The main plant was expanded in 1991 and now features 325,000 sq. ft. of factory space and is located on 17.5 acres of land. In 1993, the Company acquired 7 acres of land adjacent to the main plant and constructed a 155,000 sq. ft. manufacturing facility. The third manufacturing facility is located a short distance from the main plant and has 60,000 sq. ft. on 4.5 acres of land.

         There are two primary warehousing facilities located in Conway, Arkansas. The first consists of 250,000 sq. ft. of warehouse space located on 11 acres of land. This warehouse is occupied under a lease
         which expires in December 1996.   The second warehouse has a 310,000
         sq. ft. building which is occupied under leases expiring from January to September 1997. A third warehouse facility located in Conway has 35,000 sq. ft. and houses a showroom and a Company store. This third facility is rented under a month to month lease.


         Newport, Tennessee

         The Company owns a 55,000 sq. ft. manufacturing facility located on
         3.5 acres of land in Newport, Tennessee which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is currently used to warehouse finished goods inventory and is offered for sale.


         Southern Pines, North Carolina

         The Company owns a 225,000 sq. ft. manufacturing facility located on 37 acres of land in Southern Pines, North Carolina. This property is used to warehouse finished goods inventory and is offered for sale.


         San Luis, Sonora, Mexico

         The Virsan S.A. de C.V. wholly owned subsidiary of Virco occupies a 195,000 sq. ft. manufacturing facility located on 3 acres of land under lease expiring December 1996 with options to continue leasing until 1998. In addition, Virsan owns a 90,000 sq. ft. manufacturing facility, a 75,000 sq. ft. manufacturing facility, and a 14,000 sq. ft. warehousing facility, all adjacent to the main plant.


Item 3.  Legal Proceedings

         Virco has various legal actions pending against it which in the opinion of Management are either not meritorious or are fully covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, Virco believes the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.


         None

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1996. As of April 3, 1996, there were approximately 408 Registered Stockholders according to transfer agent records.
         There are approximately 1,400 Beneficial Stockholders.

         Dividend Policy

         It is the Board of Director's policy to review each quarter, the payment of regular cash dividends. During 1995, the Board declared a 10% stock dividend on shares of its common stock during the third quarter, and a $.04 per share cash dividend during the fourth quarter.

Item 6.  Selected Financial Data

         Incorporated herein by reference is the Selected Financial Data information which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 1996.


Item 8.  Financial Statements and Supplementary Data

         The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 1996 are incorporated herein by reference.

         Quarterly Results in Note 12 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 1996 is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                                                               Age at                         Has Held
                                                                             January 31,                        Office
Name                                 Office                                    1996                           Since (5)
- - ----                                 ------                                   ---------                       ---------
R. A. Virtue (1)              President, Chairman of the Board                     63                              1990
                              and Chief Executive Officer

J. R. Braam (2)               Vice President - Finance,                            62                              1981
                              Secretary & Treasurer

R.E. Dose (3)                 Corporate Controller                                 39                              1995
                              Assistant Secretary & Assistant Treasurer

W. D. Nutter (4)              Vice President - Commercial Sales Group              46                              1995

D. R. Smith (5)               Vice President - Corporate Marketing                 48                              1995

M. G. Tarnay (6)              Vice President - Engineering                         53                              1993

H. D. Tyler (7)               Vice President - General Manager                     52                              1988
                              Conway Division

D. A. Virtue (8)              Vice President - General Manager                     37                              1992
                              Los Angeles Division

R. W. Virtue (9)              Vice President - Purchasing                          52                              1988

L.O. Wonder (10)              Vice President - Education Sales Group               45                              1995


(1) Appointed Chairman in 1990; has been employed by the Company for 40 years. Has served as the President since 1982.

(2) Appointed in 1981; has been employed by the Company for 14 years as the Vice President - Finance, Secretary and Treasurer.

(3) Appointed in 1995; has been employed by the Company for 6 years as the Corporate Controller.

(4) Appointed in 1995; has been employed by the company for 15 years in a variety of sales and marketing positions, most recently as a Division Vice President of Commercial Sales.

(5) Appointed in 1995; has been employed by the Company for 11 years in a variety of sales and marketing positions, most recently as Corporate Marketing Manager.

(6) Appointed in March 1993; has been employed by the Company for 3 years. Prior employment included 19 years at Price Pfister, most recently as Vice President - Engineering.

(7) Appointed in June 1988; has been employed by the Company for 27 years and has served as Division Credit Manager, Accounting Manager and Division Controller.

(8) Appointed in April 1992; has been employed by the Company for 11 years and has served in Production Control, as Contract Administrator and as Manager of Marketing Services.

(9) Has been employed by the Company for 33 years and has served as President of the former Delkay Division and currently as Vice President - Purchasing.

(10) Appointed in 1995; has been employed by the Company for 18 years in a variety of sales and marketing positions, most recently as Division Vice President of Education Sales.

(11)     Company officers do not have employment contracts.

         The information required by this Item regarding Directors will be contained in the Company's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

Item 11. Executive Compensation

         The information required by this Item will be contained in the Company's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item will be contained in the Company's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item will be contained in the Company's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

                                    PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.


a) 1. The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 1996 are incorporated by reference in Item 8.

          Consolidated balance sheets - January 31, 1996 and 1995.

          Consolidated statements of income - Years ended January 31, 1996, 1995, and 1994.

          Consolidated statements of stockholders' equity - Years ended January 31, 1996, 1995, and 1994.

          Consolidated statements of cash flows - Years ended January 31, 1996, 1995, and 1994.

          Notes to consolidated financial statements - January 31, 1996.

      2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in item 14(d):

          Schedule II      Valuation and Qualifying Accounts and Reserves.

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


      3.  Exhibits

          1   List of all subsidiaries of the registrant.

          11  Computation of earnings per share.

          13  Annual Report to Stockholders for the year ended January 31, 1996.

          24  Consent of Independent Auditors.


b)        Reports on Form 8-K.

          None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 26th of April, 1996.


                                     VIRCO MFG. CORPORATION

                                 By
                                     ----------------------------------------
                                     Robert A. Virtue, Chairman of the Board
                                     (Principle Executive Officer)

                                 By
                                     ------------------------------------------
                                     James R. Braam, V. P.-Finance, Secretary &
                                     Treasurer (Principal Financial Officer)

                                  By
                                     ------------------------------------------
                                     Robert E. Dose, Corporate Controller
                                     (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 Signature                                          Title                             Date
                                                            Chairman of the Board,                    April 26, 1996
- - -------------------------------------------                 Chief Executive Officer,
Robert A. Virtue                                            President and Director


                                                            Director                                  April 26, 1996
- - -------------------------------------------
Donald S. Friesz


                                                            Director                                  April 26, 1996
- - -------------------------------------------
George W. Ott


                                                            Director                                  April 26, 1996
- - -------------------------------------------
Donald A. Patrick

                                                            Director                                  April 26, 1996
- - -------------------------------------------
John H. Stafford


                                                            Director                                  April 26, 1996
- - -------------------------------------------
Hugh D. Tyler


                                                            Director                                  April 26, 1996
- - -------------------------------------------
Douglas A. Virtue


                                                            Director                                  April 26, 1996
- - -------------------------------------------
Raymond W. Virtue


                                                            Director                                  April 26, 1996
- - -------------------------------------------
James R. Wilburn

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED JANUARY 31, 1994, 1995 AND 1996
                                 (In Thousands)

  Col. A                Col. B        Col. C     Col. D      Col. E        Col. F
  ------                ------        ------     ------      ------        ------

                                    Additions
                                    ---------

                      Balance at   Charged to   Charged    Deductions      Balance
                      Beginning     Costs and   to Other      from        At Close
Description           of Period      Expenses    Accts.     Reserves      of Period
- - -----------           ----------   ------------ --------   ----------     ---------
Allowance for
 Doubtful Accounts:

 Year ended:
  January 31, 1994    $      100   $        380            $      380(1)  $     100
                      ==========   ============            ==========     =========

 Year ended:
  January 31, 1995    $      100   $        220            $      220(1)  $     100
                      ==========   ============            ==========     =========

 Year ended:
  January 31, 1996    $      100   $         67            $       67(1)  $     100
                      ==========   ============            ==========     =========


(1) Uncollectable accounts written off, net of recoveries.

                                 EXHIBIT INDEX


                                                                 SEQUENTIALLY
 EXHIBIT                                                           NUMBERED
   NO.                   DESCRIPTION                                 PAGE
- - ---------                -----------                             -------------
    1     List of all subsidiaries of the registrant.

   11     Computation of earnings per share.

   13     Annual Report to Stockholders for the year ended
          January 31, 1996.

   24     Consent of Independent Auditors.