Form 10-Q
period 1996-04-30
VIRCO MFG CORPORATION
filed 1996-06-13
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended    APRIL 30, 1996      Commission File Number    1-8777

                             VIRCO MFG. CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                            95-1613718
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 2027 HARPERS WAY, TORRANCE, CA                                90501
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (310) 533-0474

                                    No change
             Former name, former address and former fiscal year,
                        if changed since last report.

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 1996.

        Common Stock                                   5,369,360 Shares*

* Adjusted for Stock Dividend declared August 15, 1995, date of record September 18, 1995, payable October 18, 1995.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - April 30, 1996 and January 31, 1996.

                  Condensed consolidated statements of income - Three months ended April 30, 1996 and 1995.

                  Condensed consolidated statements of cash flows - Three months ended April 30, 1996 and 1995.

                  Notes to condensed consolidated financial statements - April 30, 1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1



Item 1. Financial Statements
        --------------------

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)



            ASSETS                              4/30/96      1/31/96
            ------                             ---------    ---------
Current Assets
    Cash                                       $     310    $     661

    Accounts and Notes Receivable                 23,227       28,102
      Less Allowance for Doubtful Accounts          (240)        (100)
                                               ---------    ---------
      Net Accounts and Notes Receivable           22,987       28,002

    Income Taxes Receivable                        1,125          197
    Inventories (Note 2)
      Finished Goods                              30,352       22,585
      Work in Process                              7,322        6,949
      Raw Materials and Supplies                  10,894       13,486
                                               ---------    ---------
      Total Inventories                           48,568       43,020

    Prepaid Expenses and Deferred Income Tax       2,955        2,742
                                               ---------    ---------
      Total Current Assets                        75,945       74,622

Restricted Short-term Investment                     797        1,272

Property, Plant & Equipment
      Cost                                        75,673       73,693
      Less Accumulated Depreciation              (38,191)     (36,738)
                                               ---------    ---------
      Net Property, Plant & Equipment             37,482       36,955

Other Assets                                       6,939        6,376
                                               ---------    ---------
                                               $ 121,163    $ 119,225
                                               =========    =========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar Amounts in Thousands)



            LIABILITIES AND SHAREHOLDERS' EQUITY                         4/30/96      1/31/96
            ------------------------------------                       ---------    ---------
Current Liabilities
    Checks Released But Not Yet Cleared Bank                           $   2,067   $    3,545
    Accounts Payable                                                       7,533       10,199
    Income Taxes Payable                                                      --           --
    Current Maturities on Long-Term Debt                                     924          924
    Other Current Liabilities                                              9,239        8,634
                                                                       ---------    ---------
      Total Current Liabilities                                           19,763       23,302

Non-current Liabilities
    Long Term Debt (Less Current Portion)                                 42,833       35,909
    Other Non-Current Liabilities                                          3,991        3,991
                                                                       ---------    ---------
      Total Non-Current Liabilities                                       46,824       39,900

Deferred Income Taxes                                                        562          562

Shareholders' Equity
    Preferred Stock:
      Authorized 3,000,000 Shares, $.01 Par Value; None Issued or
      Outstanding                                                             --           --
    Common Stock:
      Authorized 10,000,000 Shares, $.01 Par Value; 5,391,749 Shares
      issued at 4/30/96 and 1/31/96                                           54           54
    Additional Paid-In Capital                                            42,055       42,055
    Retained Earnings                                                     12,278       13,717
    Less treasury stock at cost (22,389 Shares)                             (172)        (172)
    Loan to ESOP Trust                                                      (201)        (193)
                                                                       ---------    ---------
      Total Shareholders' Equity                                          54,014       55,461
                                                                       ---------    ---------
                                                                       $ 121,163    $ 119,225
                                                                       =========    =========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar Amounts in Thousands)

                                                              3 Months Ended
                                                              --------------

                                                          4/30/96        4/30/95
                                                        -----------    -----------
Net Sales                                               $    36,745    $    36,925
Cost of Goods Sold                                           27,366         27,468
                                                        -----------    -----------
      Gross Profit                                            9,379          9,457

Shipping, Selling, General and Administrative Expense        10,888         11,055
Provision for Doubtful Accounts                                 110            110
Interest Expense                                                740            776
                                                        -----------    -----------
                                                             11,738         11,941
                                                        -----------    -----------

Income/(Loss) Before Taxes on Income                         (2,359)        (2,484)
Taxes on Income/(Loss)                                         (920)          (969)
                                                        -----------    -----------

      Net Income/(Loss)                                 $    (1,439)   $    (1,515)
                                                        ===========    ===========

Earnings/(Loss) Per Share                                      (.27)          (.28)
                                                        ===========    ===========
    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividends
    Declared August 15, 1995.)                            5,369,360      5,360,560
                                                        ===========    ===========
    Dividend Declared
      Cash (Per Share)                                           --             --
                                                        ===========    ===========
      Stock                                                      --             --
                                                        ===========    ===========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)


(Dollar Amounts in Thousands)                                     3 Months Ended
                                                                  --------------
                                                               4/30/96     4/30/95
                                                               -------    --------
Cash Flows From Operating Activities
    Net Income (Loss)                                          $(1,439)   $ (1,515)
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                 1,468       1,044
    Provision for doubtful accounts                                110         100
    (Gain)/Loss on sales of fixed assets                            --          --
    Change in assets and liabilities:
      Accounts and notes receivable                              4,905       4,081
      Inventories                                               (5,548)    (11,755)
      Prepaid expenses and deposits                               (213)     (1,504)
      Income taxes receivable/payable                             (928)     (2,643)
      Other assets                                                  17         882
      Accounts payable and accrued expenses                     (3,539)        135
                                                               -------    --------

Net Cash Provided By Operating Activities                       (5,167)    (11,175)

Cash Flows From Investing Activities
    Capital expenditures                                        (1,995)     (3,254)
    Proceeds from sale of assets                                    --          --
    Net investment in life insurance                              (580)         21
    Restricted short term investments                              475       5,248
                                                               -------    --------

Net Cash Used in Investing Activities                           (2,100)      2,015

Cash Flows From Financing Activities

    Issuance of long-term debt                                   7,148       8,736
    Repayment of long-term debt                                   (225)       (110)
    Loans to ESOP                                                   (7)        110
                                                               -------    --------

Net Cash Provided by Financing Activities                        6,916       8,736
Net Change in Cash                                                (351)       (424)
Cash at Beginning of Quarter                                       661         585
                                                               -------    --------
Cash at End of Quarter                                         $   310    $    161
                                                               =======    ========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 1996 and April 30, 1995

Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1996.

Note 2.       Inventory

              Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification and the precise adjustment to LIFO values has not been calculated.

Note 3.       Income Taxes

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No 109 effective February 1, 1993. Income taxes for the three month period ended April 30, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

         Item 6.  Exhibits and Reports on Form 8-K

                  None

                             VIRCO MFG. CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 1996, the Company incurred a net loss from continuing operations of $1,439,000 on sales of $36,745,000 compared to a net loss from continuing operations of $1,515,000 on sales of $36,925,000 in the same period last year.

The first quarter results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales. The decrease in net loss is attributable to decreases in selling and marketing expense, offset by a small increase in manufacturing cost due to reduced levels of production at the Mexico manufacturing facility.

In May the Company signed a letter of intent with Crown 2000 International for the sale of the wholly owned Mexico manufacturing facility. In this letter of intent, Virco and Crown 2000 have stipulated that they will promptly negotiate a definitive sales agreement. The sale is intended to close in August 1996 and is not expected to have a material adverse effect in operating results. Net assets of the Mexico operation were $4,944,000 and $6,386,000 at April 30, 1996 and January 31, 1996 respectively.

Financial Condition:

As a result of seasonally low deliveries in the first quarter, accounts receivable decreased by approximately $3,550,000. In anticipation of strong summer deliveries, inventory was increased by nearly $5,550,000. The increase in inventory was financed through the credit facility with Wells Fargo Bank.

Proceeds from the 1994 issuance of an industrial revenue bond are held in trust and reflected as restricted short term investments on the January 31, 1996 balance sheet. In the first quarter, the Company withdrew $475,000 from the trust to fund capital improvements which were made at the west coast facility during the fourth quarter of 1995. This facility is now complete and operating at anticipated levels of production.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

         Exhibit (11) - Statement Re: Computation of Earnings Per Share

                                                                       Three Months Ended
                                                                       ------------------
                                                                           April 30
                                                                           --------
                                                                     1996           1995
                                                                     ----           ----
Primary:
Average Shares Outstanding                                         5,369,360     5,360,560

Net effect of dilutive stock options - based on
the treasury stock method using average market
price                                                                      --            --
                                                                   ----------    ----------

Totals                                                              5,369,360     5,360,560
                                                                   ==========    ==========

Net Loss                                                            1,439,000     1,515,000
                                                                   ==========    ==========

Per Share Amount                                                         (.27)         (.28)
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

                                           VIRCO MFG. CORPORATION


Date:                                      By:
     ----------------                          ---------------------------
                                               James R. Braam
                                               Vice President - Finance




Date:                                      By:
     ----------------                          ---------------------------
                                               Robert E. Dose
                                                      Corporate Controller