Form 10-Q
period 1996-07-31
VIRCO MFG CORPORATION
filed 1996-09-12
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended    July 31, 1996          Commission File Number    1-8777

                             VIRCO MFG. CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                            95-1613718
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 2027 Harpers Way, Torrance, CA                              90501
Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (310) 533-0474

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
         The number of shares outstanding of each of the issuer's classes of common stock, as of August 30, 1996.

                Common Stock                   5,906,296 Shares*

* Adjusted for Stock Dividend declared August 20, 1996, date of record September 18, 1996, payable October 16, 1996.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - July 31, 1996 and January 31, 1996.

                  Condensed consolidated statements of income - Three months ended July 31, 1996 and 1995.

                  Condensed consolidated statements of income - Six months ended July 31, 1996 and 1995.

                  Condensed consolidated statements of cash flows - Three months ended July 31, 1996 and 1995.

                  Condensed consolidated statements of cash flows - Six months ended July 31, 1996 and 1995.

                  Notes to condensed consolidated financial statements - July 31, 1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



      (Dollar Amounts in Thousands)

            ASSETS                                                                        7/31/96               1/31/96
                                                                                          -------               -------

      Current Assets
          Cash                                                                           $  1,252              $    661

          Accounts and Notes Receivable                                                    38,766                28,102
            Less Allowance for Doubtful Accounts                                             (376)                 (100)
                                                                                         ---------             --------
            Net Accounts and Notes Receivable                                              38,390                28,002

          Income Taxes Receivable                                                               0                   197
          Inventories (Note 2)
            Finished Goods                                                                 25,609                22,585
            Work in Process                                                                 7,136                 6,949
            Raw Materials and Supplies                                                     11,512                13,486
                                                                                          -------              --------
            Total Inventories                                                              44,257                43,020

          Prepaid Expenses and Deferred Income Tax                                          3,139                 2,742
                                                                                         --------              --------
            Total Current Assets                                                           87,038                74,622

      Restricted Short-term Investment                                                        644                 1,272

      Property, Plant & Equipment
            Cost                                                                           77,397                73,693
            Less Accumulated Depreciation                                                 (39,649)              (36,738)
                                                                                         --------              --------
            Net Property, Plant & Equipment                                                37,748                36,955

      Other Assets                                                                          6,925                 6,376
                                                                                         --------              --------
                                                                                         $132,355              $119,225
                                                                                         ========              ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


      (Dollar Amounts in Thousands)

            LIABILITIES AND SHAREHOLDERS' EQUITY                                         7/31/96                1/31/96
                                                                                         -------                -------

      Current Liabilities
          Checks Released But Not Yet Cleared Bank                                       $  1,535              $  3,545
          Accounts Payable                                                                 10,339                10,199
          Income Taxes Payable                                                                906                    --
          Current Maturities on Long-Term Debt                                                924                   924
          Other Current Liabilities                                                        10,183                 8,634
                                                                                         --------              --------
            Total Current Liabilities                                                      23,887                23,302

      Non-current Liabilities
          Long Term Debt (Less Current Portion)                                            46,553                35,909
          Other Non-Current Liabilities                                                     3,991                 3,991
                                                                                         --------              --------
            Total Non-Current Liabilities                                                  50,544                39,900

      Deferred Income Taxes                                                                   562                   562

      Shareholders' Equity
          Preferred Stock:
            Authorized 3,000,000 Shares, $.01 Par Value; None Issued or
            Outstanding                                                                        --                    --
          Common Stock:
            Authorized 10,000,000 Shares, $.01 Par Value; 5,928,685 Shares
            issued at 7/31/96 and 1/31/96                                                      54                    54
          Additional Paid-In Capital                                                       42,056                42,055
          Retained Earnings                                                                15,625                13,717
          Less treasury stock at cost (22,389 Shares)                                        (172)                 (172)
          Loan to ESOP Trust                                                                 (201)                 (193)
                                                                                         --------              --------
            Total Shareholders' Equity                                                     57,362                55,461
                                                                                         --------              --------
                                                                                         $132,355              $119,225
                                                                                         ========              ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



        (Dollar Amounts in Thousands)
                                                                   3 Months Ended
                                                                   --------------
                                                               7/31/96           7/31/95
                                                               -------           -------

Net Sales                                                    $   72,538         $   66,197
Cost of Goods Sold                                               51,432             48,644
                                                             ----------         ----------
      Gross Profit                                               21,106             17,553

Shipping, Selling, General and Administrative Expense            14,512             13,607
Provision for Doubtful Accounts                                     216                152
Interest Expense                                                    889                985
                                                             ----------         ----------
                                                                 15,617             14,744
                                                                                ----------

Income/(Loss) Before Taxes on Income                              5,489              2,809
Taxes on Income/(Loss)                                           (2,141)            (1,096)
                                                             ----------         ----------

Net Income                                                   $    3,348         $    1,713
                                                             ==========         ==========

Earnings (Loss) Per Share:
    Net Earnings/(Loss) Per Share:                           $      .56         $      .29
                                                             ==========         ==========

    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividend
    Declared August 20, 1996.)                                5,975,513          5,952,350
                                                             ==========         ==========

    Dividend Declared
      Cash (Per Share)                                               --                 --
                                                             ==========         ==========
      Stock                                                          --                 --
                                                             ==========         ==========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



       (Dollar Amounts in Thousands)
                                                                   6 Months Ended
                                                                   --------------
                                                               7/31/96            7/31/95
                                                               -------            -------
Net Sales                                                    $  109,283         $  103,122
Cost of Goods Sold                                               78,798             76,112
                                                             ----------         ----------
      Gross Profit                                               30,485             27,010

Shipping, Selling, General and Administrative Expense            25,400             24,662
Provision for Doubtful Accounts                                     326                262
Interest Expense                                                  1,629              1,761
                                                             ----------         ----------
                                                                 27,355             26,685
                                                             ----------         ----------

Income (Loss) Before Taxes on Income                              3,130                325
Taxes on Income                                                  (1,221)              (127)
                                                             ----------         ----------

Net Income                                                   $    1,909         $      198
                                                             ==========         ==========

Earnings (Loss) Per Share:
    Net Earnings (Loss) Per Share                            $      .32         $      .03
                                                             ==========         ==========

    Weighted Average Shares Outstanding
    (Adjusted for 10% Stock Dividend
    Declared August 20, 1996.)                                5,981,347          5,954,024
                                                             ==========         ==========

    Dividend Declared
      Cash (Per Share)                                               --                 --
                                                             ==========         ==========
      Stock                                                          --                 --
                                                             ==========         ==========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

        (Dollar Amounts in Thousands)                                3 Months Ended
                                                                     --------------

                                                                  7/31/96         7/31/95
                                                                  -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                            $  3,348        $  1,713
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                    1,462           1,245
    Provision for doubtful accounts                                   152              61
    (Gain) Loss on sales of fixed assets                                0              61
    Change in Assets and Liabilities:
      Accounts and Notes Receivable                               (15,555)        (10,814)
      Inventories                                                   4,311             179
      Income Taxes Receivable/Payable                               2,031           1,030
      Prepaid Expenses and Deposits                                  (184)            862
      Other Assets                                                     34             390
      Accounts Payable and Accrued Expenses                         3,218           3,964
                                                                 --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          (1,183)         (1,309)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                           (1,728)         (2,316)
    Proceeds from Sale of Assets                                       --              --
    Purchase of Life Insurance                                        (20)           (631)
    Restricted Short Term Investments                                 153           2,091
                                                                 --------        --------
NET CASH USED IN INVESTING ACTIVITIES                              (1,595)           (856)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                      3,946           4,473
    Reduction of Long-term Debt                                      (225)           (270)
    Purchase of Treasury Stock                                         --              --
    Issuance/Reduction of ESOP Loan                                    (1)            (57)
                                                                 --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,720           4,146
                                                                 --------        --------

NET CHANGE IN CASH                                                    942           1,981
CASH AT BEGINNING OF QUARTER                                          310             161
                                                                 --------        --------
CASH AT END OF QUARTER                                           $  1,252        $  2,142
                                                                 ========        ========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

        (Dollar Amounts in Thousands)                                6 Months Ended
                                                                     --------------

                                                                  7/31/96         7/31/95
                                                                  -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                            $  1,909        $    198
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                    2,930           2,289
    Provision for doubtful accounts                                   262             161
    (Gain) Loss on sales of fixed assets                                0              61
    Change in Assets and Liabilities:
      Accounts and Notes Receivable                               (10,650)         (6,733)
      Inventories                                                  (1,237)        (11,576)
      Income Taxes Receivable/Payable                               1,103          (1,613)
      Prepaid Expenses and Deposits                                  (397)           (642)
      Other Assets                                                     51           1,272
      Accounts Payable and Accrued Expenses                          (321)          4,099
                                                                 --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          (6,350)        (12,484)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                           (3,723)         (5,570)
    Proceeds from Sale of Assets                                       --              --
    Purchase of Life Insurance                                       (600)           (610)
    Restricted Short Term Investments                                 628           7,339
                                                                 --------        --------
NET CASH USED IN INVESTING ACTIVITIES                              (3,695)          1,159
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                     11,094          13,209
    Reduction of Long-term Debt                                      (450)           (380)
    Purchase of Treasury Stock                                         --              --
    Issuance/Reduction of ESOP Loan                                    (8)             53
                                                                 --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          10,636          12,882
                                                                 --------        --------

NET CHANGE IN CASH                                                    591           1,557
CASH AT BEGINNING OF QUARTER                                          661             585
                                                                 --------        --------
CASH AT END OF QUARTER                                           $  1,252        $  2,142
                                                                 ========        ========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1996 and July 31, 1995


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1996.

Note 2.       Inventory

              Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 1996. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.       Income Taxes

              The Company adopted the provisions of SFAS No. 109. Income taxes for the three and six months periods ended July 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                             VIRCO MFG. CORPORATION


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations:

         For the second quarter of 1996, the Company earned a net profit of $3,348,000 on sales of $72,538,000 compared to a net profit of $1,713,000 on sales of $66,197,000 in the same period last year.

         The second quarter results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong shipments of educational products in the second and third quarters. Sales backlog at July 31, 1996 is approximately $4,000,000 greater than the prior year.

         Second quarter results reflect an increase in selling prices combined with stable material costs and improvements in production efficiency. Results from the prior year reflected increasing material costs and lagging increases in selling prices. In addition, prior year results reflect production inefficiencies associated with the start up of our new Torrance manufacturing facility. This new facility was operating at anticipated levels of production and efficiency for the current year quarter.


         Financial Condition:

         As a result of seasonally high sales activity, accounts receivable increased by $10,664,000 compared to January 31, 1996. In anticipation of strong third quarter educational deliveries, inventory at July 31, 1996 increased by $1,237,000 compared to January 31, 1996.

         Increases in receivables and inventory were financed through increased borrowings under our revolving line of credit with Wells Fargo Bank.

         Proceeds from the issuance of an industrial revenue bond were held in trust and reflected as restricted short term investments on the July 31, 1996 and January 31, 1996 balance sheets. The Company withdrew $651,000 from the trust during the first six months of 1996 to fund capital improvements made at the new Torrance facility during the fourth quarter of 1995 and the first two quarters of 1996.

                                     PART II

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information


         Item 4.  Submission of matters to a vote of Security Holders

         The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 18, 1996:

         Election of three directors whose term expire in 1999.

                                                           Votes For
                                                           ---------

               James R. Wilburn                            4,582,628
               Hugh D. Tyler                               4,584,418
               Donald S. Friesz                            4,584,438


         Item 6.  Exhibits and Reports on Form 8-K.


                  None

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

         Exhibit (11) - Statement Re: Computation of Earnings Per Share



                                                          Three Months Ended              Six Months Ended
                                                          ------------------              -----------------
                                                               July 31                        July 31
                                                               -------                        -------

                                                        1996            1995            1996            1995
                                                        ----            ----            ----            ----
Primary:

Average Shares Outstanding                            5,906,296       5,896,616       5,906,296       5,896,616

Net effect of dilutive stock options - based on
the treasury stock method using average market
price                                                    69,217          55,734          75,051          57,408
                                                      ---------       ---------       ---------       ---------
Totals                                                5,975,513       5,952,350       5,981,347       5,954,024
                                                      =========       =========       =========       =========

Net Income                                            3,348,000       1,713,000       1,909,000         198,000
                                                      =========       =========       =========       =========

 Per Share Amount                                           .56             .29             .32             .03
                                                      =========       =========       =========       =========


Weighted average shares outstanding are adjusted for 10% stock dividend declared August 20, 1996.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VIRCO MFG. CORPORATION


         Date: September 12, 1996          By: /s/ James R. Braam
              ---------------------           --------------------------------
                                              James R. Braam
                                              Vice President - Finance


         Date: September 12, 1996          By: /s/ Robert E. Dose
              ---------------------           --------------------------------
                                              Robert E. Dose
                                              Corporate Controller