Form 10-Q/A
period 1996-07-31
VIRCO MFG CORPORATION
filed 1996-10-28
CIK 751365

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X    No  ________


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

         Item 6. Exhibits and Reports on Form 8-K

         Signatures

                                     PART 1


Item 1. Financial Statements

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



(Dollar Amounts in Thousands)

    ASSETS                                                                      7/31/96               1/31/96
 -----------                                                                    -------               -------
 Current Assets
    Cash                                                                        $  1,252              $    661

    Accounts and Notes Receivable                                                 38,766                28,102
      Less Allowance for Doubtful Accounts                                          (376)                 (100)
                                                                                --------              --------
      Net Accounts and Notes Receivable                                           38,390                28,002

    Income Taxes Receivable                                                            0                   197
    Inventories (Note 2)
      Finished Goods                                                              25,609                22,585
      Work in Process                                                              7,136                 6,949
      Raw Materials and Supplies                                                  11,512                13,486
                                                                                --------              --------
      Total Inventories                                                           44,257                43,020

    Prepaid Expenses and Deferred Income Tax                                       3,139                 2,742
                                                                                --------              --------
      Total Current Assets                                                        87,038                74,622

 Restricted Short-term Investment                                                    644                 1,272

 Property, Plant & Equipment
      Cost                                                                        77,397                73,693
      Less Accumulated Depreciation                                              (39,649)              (36,738)
                                                                                --------              --------
      Net Property, Plant & Equipment                                             37,748                36,955

 Other Assets                                                                      6,925                 6,376
                                                                                --------              --------
                                                                                $132,355              $119,225
                                                                                ========              ========



The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar Amounts in Thousands)

     LIABILITIES AND SHAREHOLDERS' EQUITY                                       7/31/96               1/31/96
     ------------------------------------                                      --------              --------
Current Liabilities
   Checks Released But Not Yet Cleared Bank                                    $  1,535              $  3,545
   Accounts Payable                                                              10,339                10,199
   Income Taxes Payable                                                             906                     -
   Current Maturities on Long-Term Debt                                             924                   924
   Other Current Liabilities                                                     10,183                 8,634
                                                                               --------              --------
     Total Current Liabilities                                                   23,887                23,302

Non-current Liabilities
   Long Term Debt (Less Current Portion)                                         46,553                35,909
   Other Non-Current Liabilities                                                  3,991                 3,991
                                                                               --------              --------
     Total Non-Current Liabilities                                               50,544                39,900

Deferred Income Taxes                                                               562                   562

Shareholders' Equity
   Preferred Stock:
     Authorized 3,000,000 Shares, $.01 Par Value; None Issued or
     Outstanding                                                                      -                     -
   Common Stock:
     Authorized 10,000,000 Shares, $.01 Par Value; 5,928,685 Shares
     issued at 7/31/96 and 1/31/96                                                   54                    54
   Additional Paid-In Capital                                                    42,056                42,055
   Retained Earnings                                                             15,625                13,717
   Less treasury stock at cost (22,389 Shares)                                     (172)                 (172)
   Loan to ESOP Trust                                                              (201)                 (193)
                                                                               --------              --------
     Total Shareholders' Equity                                                  57,362                55,461
                                                                               --------              --------
                                                                               $132,355              $119,225
                                                                               ========              ========



The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar Amounts in Thousands)

                                                                                        3 Months Ended
                                                                                        --------------

                                                                               7/31/96               7/31/95
                                                                               -------               -------
Net Sales                                                                     $  72,538             $  66,197
Cost of Goods Sold                                                               51,432                48,644
                                                                              ---------            ----------
     Gross Profit                                                                21,106                17,553

Shipping, Selling, General and Administrative Expense                            14,512                13,607
Provision for Doubtful Accounts                                                     216                   152
Interest Expense                                                                    889                   985
                                                                              ---------            ----------
                                                                                 15,617                14,744
                                                                              ---------            ----------

Income/(Loss) Before Taxes on Income                                              5,489                 2,809
Taxes on Income/(Loss)                                                           (2,141)               (1,096)
                                                                              ---------            ----------

Net Income                                                                    $   3,348            $    1,713
                                                                              =========            ==========

Earnings (Loss) Per Share:
--------------------------
   Net Earnings/(Loss) Per Share:                                             $     .56            $      .29
                                                                              =========            ==========

   Weighted Average Shares Outstanding
   (Adjusted for 10% Stock Dividend
   Declared August 20, 1996.)                                                 5,975,513             5,952,350
                                                                              =========            ==========

   Dividend Declared
     Cash (Per Share)                                                                 -                     -
                                                                              =========            ==========
     Stock                                                                            -                     -
                                                                              =========            ==========


The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



              (Dollar Amounts in Thousands)

                                                                                         6 Months Ended
                                                                                         --------------

                                                                                 7/31/96             7/31/95
                                                                              ----------           -----------
Net Sales                                                                      $ 109,283             $ 103,122
Cost of Goods Sold                                                                78,798                76,112
                                                                               ---------             ---------
     Gross Profit                                                                 30,485                27,010

Shipping, Selling, General and Administrative Expense                             25,400                24,662
Provision for Doubtful Accounts                                                      326                   262
Interest Expense                                                                   1,629                 1,761
                                                                               ---------             ---------
                                                                                  27,355                26,685
                                                                               ---------             ---------

Income (Loss) Before Taxes on Income                                               3,130                   325
Taxes on Income                                                                   (1,221)                 (127)
                                                                               ---------             ---------

Net Income                                                                     $   1,909             $     198
                                                                               =========             =========

Earnings (Loss) Per Share:
--------------------------
Net Earnings (Loss) Per Share                                                  $    .32              $     .03
                                                                               =========             =========

  Weighted Average Shares Outstanding
  (Adjusted for 10% Stock Dividend
  Declared August 20, 1996.)                                                   5,981,347             5,954,024
                                                                               =========             =========

  Dividend Declared
    Cash (Per Share)                                                                   -                     -
                                                                               =========             =========
    Stock                                                                              -                     -
                                                                               =========             =========


The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)                                                           3 Months Ended
                                                                                        --------------

                                                                                 7/31/96               7/31/95
                                                                                 -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                         $   3,348            $    1,713
  Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation                                                                  1,462                 1,245
    Provision for doubtful accounts                                                 152                    61
    (Gain) Loss on sales of fixed assets                                              0                    61
    Change in Assets and Liabilities:
     Accounts and Notes Receivable                                              (15,555)              (10,814)
     Inventories                                                                  4,311                   179
     Income Taxes Receivable/Payable                                              2,031                 1,030
     Prepaid Expenses and Deposits                                                 (184)                  862
     Other Assets                                                                    34                   390
     Accounts Payable and Accrued Expenses                                        3,218                 3,964
                                                                             ----------             ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (1,183)               (1,309)
                                                                             ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                         (1,728)               (2,316)
    Proceeds from Sale of Assets                                                      -                     -
    Purchase of Life Insurance                                                      (20)                 (631)
    Restricted Short Term Investments                                               153                 2,091
                                                                             ----------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (1,595)                 (856)
                                                                             ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                                    3,946                 4,473
    Reduction of Long-term Debt                                                    (225)                 (270)
    Purchase of Treasury Stock                                                        -                     -
    Issuance/Reduction of ESOP Loan                                                  (1)                  (57)
                                                                             ----------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         3,720                 4,146
                                                                             ----------             ---------

NET CHANGE IN CASH                                                                  942                 1,981
CASH AT BEGINNING OF QUARTER                                                        310                   161
                                                                             ----------             ---------
CASH AT END OF QUARTER                                                       $    1,252             $   2,142
                                                                             ==========             =========

The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar Amounts in Thousands)                                                           6 Months Ended
                                                                                        --------------

                                                                               7/31/96               7/31/95
                                                                              ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                        $    1,909            $      198
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                                  2,930                 2,289
    Provision for doubtful accounts                                                 262                   161
    (Gain) Loss on sales of fixed assets                                              0                    61
    Change in Assets and Liabilities:
     Accounts and Notes Receivable                                              (10,650)               (6,733)
     Inventories                                                                 (1,237)              (11,576)
     Income Taxes Receivable/Payable                                              1,103                (1,613)
     Prepaid Expenses and Deposits                                                 (397)                 (642)
     Other Assets                                                                    51                 1,272
     Accounts Payable and Accrued Expenses                                         (321)                4,099
                                                                              ---------             ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (6,350)              (12,484)
                                                                              ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures                                                         (3,723)               (5,570)
    Proceeds from Sale of Assets                                                      -                     -
    Purchase of Life Insurance                                                     (600)                 (610)
    Restricted Short Term Investments                                               628                 7,339
                                                                              ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (3,695)                1,159
                                                                              ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Long-term Debt                                                   11,094                13,209
    Reduction of Long-term Debt                                                    (450)                 (380)
    Purchase of Treasury Stock                                                        -                     -
    Issuance/Reduction of ESOP Loan                                                  (8)                   53
                                                                              ---------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        10,636                12,882
                                                                              ---------             ---------

NET CHANGE IN CASH                                                                  591                 1,557
CASH AT BEGINNING OF QUARTER                                                        661                   585
                                                                              ---------             ---------
CASH AT END OF QUARTER                                                        $   1,252             $   2,142
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

                             VIRCO MFG. CORPORATION


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations:

         For the second quarter of 1996, the Company earned a net profit of $3,348,000 on sales of $72,538,000 compared to a net profit of $1,713,000 on sales of $66,197,000 in the same period last year. For the six month period ended 7/31/96 the Company earned a net profit of $1,909,000 on sales of $109,283,000 compared to a net profit of $198,000 on sales of $103,122,000 in the prior year.

         The second quarter and year to date results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong shipments of educational products in the second and third quarters. Sales backlog at July 31, 1996 is approximately $4,000,000 greater than the prior year.

         Second quarter and year to date results reflect an increase in selling prices combined with stable material costs and improvements in production efficiency. Results from the prior year reflected increasing material costs and lagging increases in selling prices. In addition, prior year results reflect production inefficiencies associated with the start up of our new Torrance manufacturing facility during the second quarter of 1995. This new facility was operating at anticipated levels of production and efficiency for the current year quarter.


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


         Item 6.  Exhibits and Reports on Form 8-K.


                  None

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

        Exhibit (11) - Statement Re:  Computation of Earnings Per Share




                                                                   Three Months Ended                    Six  Months Ended
                                                                   ------------------                    -----------------
                                                                         July 31                              July 31
                                                                         -------                              -------

                                                                 1996              1995               1996               1995
                                                                 ----              ----               ----               ----
Primary:
Average Shares Outstanding                                 5,906,296          5,896,616          5,906,296          5,896,616

Net effect of dilutive stock options - based on the
treasury stock method using average market price.
                                                              69,217             55,734             75,051             57,408
                                                         -----------        -----------        -----------        -----------

Totals                                                     5,975,513          5,952,350          5,981,347          5,954,024
                                                         ===========        ===========        ===========        ===========

Net Income                                                 3,348,000          1,713,000          1,909,000            198,000
                                                         ===========        ===========        ===========        ===========

Per Share Amount                                                 .56                .29                .32                .03
                                                         ===========        ===========        ===========        ===========




Weighted average shares outstanding are adjusted for 10% stock dividend declared August 20, 1996.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VIRCO MFG. CORPORATION


Date:        10/23/96                   By: /s/ JAMES R. BRAAM
        -----------------------             -----------------------
                                            James R. Braam
                                            Vice President - Finance


Date:        10/23/96                   By: /s/ ROBERT E. DOSE
        -----------------------             -----------------------
                                            Robert E. Dose
                                            Corporate Controller