Form 10-Q
period 1996-10-31
VIRCO MFG CORPORATION
filed 1996-11-26
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                   FORM 10-Q

For Quarter Ended October 31, 1996                Commission File Number 1-8777

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


                                    No change
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past

90 days.   Yes [X]    No [ ]


         The number of shares outstanding of each of the issuer's classes of common stock, as of November 22, 1996.

               Common Stock                    5,906,296 Shares*

*        Adjusted for Stock Dividend declared August 20, 1996, date of record

September 18, 1996, payable October 16, 1996.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - October 31, 1996 and January 31, 1996.

                  Condensed consolidated statements of income - Three months ended October 31, 1996 and 1995.

                  Condensed consolidated statements of income - Nine months ended October 31, 1996 and 1995.

                  Condensed consolidated statements of cash flows - Three months ended October 31, 1996 and 1995.

                  Condensed consolidated statements of cash flows - Nine months ended October 31, 1996 and 1995.

                  Notes to condensed consolidated financial statements - October 31, 1996.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1

Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


      (Dollar Amounts in Thousands)

            ASSETS                                       10/31/96       1/31/96
            ------                                       --------       -------
      Current Assets
          Cash                                          $      43     $     661

          Accounts and Notes Receivable                    35,489        28,102
            Less Allowance for Doubtful Accounts             (678)         (100)
                                                        ---------     ---------
            Net Accounts and Notes Receivable              34,811        28,002

          Income Taxes Receivable                               -           197
          Inventories (Note 2)
            Finished Goods                                 17,724        22,585
            Work in Process                                 6,340         6,949
            Raw Materials and Supplies                      9,337        13,486
                                                        ---------     ---------
            Total Inventories                              33,401        43,020


          Prepaid Expenses and Deferred Income Tax          3,086         2,742
                                                        ---------     ---------
            Total Current Assets                           71,341        74,622

      Restricted Short-term Investment                        652         1,272

      Property, Plant & Equipment
            Cost                                           78,741        73,693
            Less Accumulated Depreciation                 (41,322)      (36,738)
                                                        ---------     ---------
            Net Property, Plant & Equipment                37,419        36,955

      Other Assets                                          6,988         6,376
                                                        ---------     ---------
                                                        $ 116,400     $ 119,225
                                                        =========     =========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

      (Dollar Amounts in Thousands)

            LIABILITIES AND SHAREHOLDERS' EQUITY                   10/31/96               1/31/96
            ------------------------------------                   --------               -------

      Current Liabilities
          Checks Released But Not Yet Cleared Bank                $   3,447             $   3,545
          Accounts Payable                                           10,912                10,199
          Income Taxes Payable                                        2,282                     -
          Current Maturities on Long Term Debt                          924                   924
          Other Current Liabilities                                  13,001                 8,634
                                                                  ---------             ---------
            Total Current Liabilities                                30,566                23,302

      Non-Current Liabilities
          Long Term Debt (Less Current Portion)                      19,698                35,909
          Other Non-Current Liabilities                               3,991                 3,991
                                                                  ---------             ---------
            Total Non-Current Liabilities                            23,689                39,900

      Deferred Income Taxes                                             562                   562

      Shareholders' Equity
          Preferred Stock:
            Authorized 3,000,000 Shares, $.01 Par Value; None
            Issued or Outstanding                                         -                     -
          Common Stock:
            Authorized 10,000,000 Shares, $.01 Par Value;
            5,928,685 Shares issued at 10/31/96 and 1/31/96              59                    54
          Additional Paid-In Capital                                 50,104                42,055
          Retained Earnings                                          12,078                13,717
          Less Treasury Stock at cost (22,389 Shares)                  (172)                 (172)
          Unearned ESOP Shares                                         (486)                 (193)
                                                                  ---------             ---------
            Total Shareholders' Equity                               61,583                55,461
                                                                  ---------             ---------
                                                                  $ 116,400             $ 119,225
                                                                  =========             =========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

       (Dollar Amounts in Thousands)
                                                                            3 Months Ended
                                                                            --------------
                                                                      10/31/96          10/31/95
                                                                      --------          --------
       Net Sales                                                     $  79,834         $  74,613
       Cost of Goods Sold                                               54,802            55,433
                                                                     ---------         ---------
             Gross Profit                                               25,032            19,180

       Shipping, Selling, General and Administrative Expense            16,085            13,505
       Interest Expense                                                    626               903
       Provision for Doubtful Accounts                                     241               267
                                                                     ---------         ---------
                                                                        16,952            14,675
                                                                     ---------         ---------

       Income Before Taxes on Income                                     8,080             4,505
       Taxes on Income                                                  (2,983)           (1,757)
                                                                     ---------         ---------

       Net Income                                                    $   5,097         $   2,748
                                                                     =========         =========

       Earnings Per Share:
           Net Earnings Per Share                                    $    0.85         $    0.46
                                                                     =========         =========


           Weighted Average Shares Outstanding
           (Adjusted for 10% Stock Dividends Declared August 20,
           1996.
                                                                     6,012,875         5,981,582
                                                                     =========         =========

           Dividend Declared                                               .10               .04
                                                                     =========         =========
             Cash (Per Share)                                              .10%               10%
                                                                     =========         =========
             Stock


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


        (Dollar Amounts in Thousands)
                                                                                  9 Months Ended
                                                                                 --------------
                                                                         10/31/96              10/31/95
                                                                         --------              --------
        Net Sales                                                       $ 189,117             $ 177,735
        Cost of Goods Sold                                                133,600               131,545
                                                                        ---------             ---------
              Gross Profit                                                 55,517                46,190

        Shipping, Selling, General and Administrative Expense              41,485                38,167
        Provision for Doubtful Accounts                                       567                   529
        Interest Expense                                                    2,255                 2,664
                                                                        ---------             ---------
                                                                           44,307                41,360
                                                                        ---------             ---------

        Income before Taxes on Income                                      11,210                 4,830
        Taxes on Income                                                    (4,204)               (1,884)
                                                                        ---------             ---------

        Net Income                                                      $   7,006             $   2,946
                                                                        =========             =========

        Earnings Per Share:
            Net Earnings Per Share:                                     $    1.17             $    0.49
                                                                        =========             =========

            Weighted Average Shares Outstanding
            (Adjusted for 10% Stock Dividend
            Declared August 20, 1996.)                                  5,994,727             5,970,368
                                                                        =========             =========

            Dividend Declared
              Cash (Per Share)                                                .10                   .04
                                                                        =========             =========
              Stock                                                            10%                   10%
                                                                        =========             =========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)


        (Dollar Amounts in Thousands)                                             3 Months Ended
                                                                                  --------------

                                                                          10/31/96               10/31/95
                                                                          --------               --------
        CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                   $   5,097              $   2,748
          Adjustments to reconcile net income to net cash provided
            by operating activities:
            Depreciation                                                     2,123                  1,666
            Provision for Doubtful Accounts                                    305                    276
            Loss on Sale of Fixed Assets                                         0                      5
            Change in Assets and Liabilities:
              Accounts and Notes Receivable                                  3,448                   (861)
              Inventories                                                   10,856                 14,917
              Income Taxes Receivable/Payable                                1,376                  1,611
              Prepaid Expenses and Deposits                                     53                    (20)
              Other Assets                                                       2                   (595)
              Accounts Payable and Accrued Expenses                          5,303                 (6,664)
                                                                         ---------              ---------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                           28,563                 13,083

        CASH FLOWS FROM INVESTING ACTIVITIES
            Capital Expenditures                                            (1,968)                (2,282)
            Purchase of Life Insurance                                         (65)                (1,096)
            Restricted Short Term Investments                                   (8)                   (14)
                                                                         ---------              ---------

        NET CASH USED IN INVESTING ACTIVITIES                               (2,041)                (3,392)

        CASH FLOWS FROM FINANCING ACTIVITIES
            Reduction of Long-term Debt                                    (26,855)               (11,193)
            Sale of Treasury Stock                                               0                     66
            Issuance of ESOP Loan                                             (285)                   (47)
            Cash Dividend                                                     (591)                  (215)
                                                                         ---------              ---------

        NET CASH USED IN FINANCING ACTIVITIES                              (27,731)               (11,389)
                                                                         ---------              ---------

        NET CHANGE IN CASH                                                  (1,209)                (1,698)
        CASH AT BEGINNING OF QUARTER                                         1,252                  2,142
                                                                         ---------              ---------
        CASH AT END OF QUARTER                                           $      43              $     444
                                                                         =========              =========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

        (Dollar Amounts in Thousands)                                               9 Months Ended
                                                                                    --------------
                                                                            10/31/96               10/31/95
                                                                            --------               --------
        CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                    $    7,006             $    2,946
          Adjustments to reconcile net income to net cash provided
            by operating activities:
            Depreciation                                                       5,053                  3,955
            Provision for Doubtful Accounts                                      567                    437
            Loss on Sale of Fixed Assets                                           0                     66
            Change in Assets and Liabilities:
              Accounts and Notes Receivable                                   (7,202)                (7,594)
              Inventories                                                      9,619                  3,341
              Income Taxes Receivable/Payable                                  2,479                     (2)
              Prepaid Expenses and Deposits                                     (344)                  (662)
              Other Assets                                                        53                    677
              Accounts Payable and Accrued Expenses                            4,982                 (2,565)
                                                                          ----------             ----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                             22,213                    599

        CASH FLOWS FROM INVESTING ACTIVITIES
            Capital Expenditures                                              (5,691)                (7,852)
            Purchase of Life Insurance                                          (665)                (1,706)
            Restricted Short Term Investments                                    620                  7,325
                                                                          ----------             ----------

        NET CASH USED IN INVESTING ACTIVITIES                                 (5,736)                (2,233)

        CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of Long-term Debt                                             0                  2,297
            Reduction of Long-term Debt                                      (16,211)                  (661)
            Sale of Treasury Stock                                                 0                     66
            (Issuance) Reduction of ESOP Loan                                   (293)                     6
            Cash Dividend                                                       (591)                  (215)
                                                                          ----------             ----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (17,095)                 1,493
                                                                          ----------             ----------

        NET CHANGE IN CASH                                                      (618)                  (141)
        CASH AT BEGINNING OF YEAR                                                661                    585
                                                                          ----------             ----------
        CASH AT END OF QUARTER                                            $       43             $      444
                                                                          ==========             ==========

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1996 and October 31, 1995


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1996.

Note 2.       Inventory

              Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 1996. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.       Income Taxes

              The Company adopted the provisions of SFAS No. 109 effective February 1, 1993. Income taxes for the three and nine months periods ended October 31, 1996 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

                             VIRCO MFG. CORPORATION


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (a)  Results of Operations:

         For the third quarter of 1996, the Company earned a net profit of $5,097,000 on sales of $79,834,000 compared to a net profit of $2,748,000 on sales of $74,613,000 in the same period last year. For the nine months ended October 31, 1996, the Company earned a net profit of $7,006,000 on sales of $189,117,000 compared to a net profit of $2,946,000 on sales of $177,735,000 in the prior year.

         The third quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. Third quarter results reflected primarily the same positive factors as those which contributed to the record second quarter. The improved earnings reflect more stable raw material prices, continued improvement in production efficiencies, and continued focus on products offering greater profit potential. Prior year third quarter and year to date results were characterized by increasing material costs accompanied by lagging increases in selling prices. Prior year to date results also reflect production costs associated with the start up of the new Torrance manufacturing facility in the second quarter of 1995. Sales backlog at the end of the third quarter is slightly below the level at same date last year.

         The Company has signed a letter of intent to dispose of its Virsan manufacturing facility in San Luis Rio Colorado, Sonora, Mexico to a U.S. based company pending conclusion of a definitive agreement by the two parties. The overall terms would have no material impact on the Company's earnings for 1996 or beyond. Earlier negotiations with Crown 2000 to sell this facility were discontinued due to lack of progress in developing a definitive purchase agreement.

         (b)  Financial Condition:

         Our credit agreement with Wells Fargo Bank expires on October 1, 1997. Virco has received a written commitment from Wells Fargo to amend this agreement to extend the expiration date to October 1, 1999. The amended line of credit will continue to provide loans at the Wells Fargo prime interest rate as well as allow the Company the option to borrow under 30, 60, and 90 day fixed term rates at LIBOR plus 1.75%. The amended line will continue to provide the Company with a $49,500,000 line of credit with a letter of credit subfeature. The primary change in the new line is that Wells Fargo will extend their commitment for a three year period instead of a two year period under the prior agreement. The new agreement also includes modifications to the loan covenants, none of which will impact our operations or ability to pay dividends. As of October 31, 1996, we had $35,866,000 available under the terms of the line of credit. Finally, we have arranged with General Electric Capital Corporation to lease up to $3,000,000 of equipment under operating leases. These leases will be used as necessary to obtain capital equipment at our Torrance manufacturing facility, where capital improvements are restricted under the terms of the Industrial Revenue Bond through the fall of 1997.

         As a result of seasonally high third quarter deliveries, receivables increased by $7,000,000 compared to January 31, 1996. Inventory decreased by more than $9,000,000 from January 31, 1996 due to seasonally high third quarter sales. With the completion of the Torrance manufacturing facility in 1995, capital expenditures have returned to a more normal level. Borrowings have decreased significantly compared to January 31, 1996 due to the $7,000,000 of profits, the reduction in inventory, increase in accrued liabilities.

                                     PART II

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information


         Item 4.  Submission of matters to a vote of Security Holders

                  None

         Item 6.  Exhibits and Reports on Form 8-K.

                  None

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

         Exhibit (11) - Statement Re: Computation of Earnings Per Share



                                                         Three Months Ended              Nine Months Ended
                                                         ------------------              -----------------
                                                             October 31                      October 31
                                                             ----------                      ----------
                                                        1996           1995            1996              1995
                                                        ----           ----            ----              ----
Primary:

Average Shares Outstanding                            5,906,296      5,906,296       5,906,296         5,906,296

Net effect of dilutive stock options - based on
the treasury stock method using average market
price.                                                  106,579         75,286          88,431            64,072
                                                      ---------      ---------       ---------         ---------

Totals                                                6,012,875      5,981,582       5,994,727         5,970,368
                                                      =========      =========       =========         =========

Net Income                                            5,097,000      2,748,000       7,006,000         2,946,000
                                                      =========      =========       =========         =========

Per Share Amount                                            .85            .46            1.17               .49
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


                                        VIRCO MFG. CORPORATION


         Date:                          By:
               -------------------         ------------------------------------
                                           James R. Braam
                                           Vice President - Finance


         Date:                          By:
               -------------------         ------------------------------------
                                           Robert E. Dose
                                           Corporate Controller