Form 10-K405
period 1997-01-31
VIRCO MFG CORPORATION
filed 1997-04-29
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 1997.

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________.

                         Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                95-1613718
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


         2027 Harpers Way; Torrance, CA                           90501
    ----------------------------------------                   ----------
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 31, 1997, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $77,235,764.

The number of shares of Common Stock outstanding at March 31, 1997, was 5,906,296 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 16, 1997, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 1997 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K


Caption                                                                                                      Page
-------                                                                                                      ----
                                                                     PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .    7

                                                                     PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . .    8

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .    8

Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                                                                    PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .    9

Item 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .    10

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .    10

                                                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              11

                                     PART I


Item 1.  Business

Introduction

         Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design and production of quality furniture for the contract and educational markets world-wide. Forty-seven years of manufacturing has resulted in a wide product range including student desks, computer stations, chairs, and activity tables; upholstered stacking chairs, folding tables, folding chairs, and office tables and chairs.

         One of the important elements of Virco's success is its manufacturing capabilities. The Company has developed competencies in several processes which are important to the markets we serve. These processes include finishing systems, plastic molding, metal fabrication and wood working. Virco's manufacturing facilities are located in California, Arkansas and Mexico. Over one million square feet of manufacturing and support facilities are organized for the production of furniture. During the year ended January 31, 1995, Virco made a significant investment in a new manufacturing and distribution facility in Torrance, California to service the western region of the United States. The decision to maintain a significant presence in California was influenced by the quality of the existing workforce, an established vendor network, favorable lease terms for an excellent manufacturing facility, and financial support through an Industrial Revenue Bond issued by the city of Torrance, California. The Company consolidated all western region distribution facilities at this location in 1994 and transferred the former western region manufacturing plant to this facility in 1995.

         The Company has continued to make significant capital investments in the Conway, Arkansas manufacturing facility, which services the eastern region of the United States. This manufacturing plant was expanded in 1991 and again in 1993. Capital spending at this facility of nearly $6,500,000 in 1994, $6,900,000 in 1995 and $5,700,000 in
         1996 was made to expand production of hard plastic components, which are a critical component of the Company's educational product line, as well as more fully automate this facility.

         Supporting the manufacturing facilities, the Company has nearly one million square feet of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 42% of total sales are delivered in July, August, September, and October with an even higher portion of educational sales delivered in that period. The trend in educational sales is becoming increasingly seasonal. The ability to forecast, finance, manufacture, and warehouse furniture for this narrow delivery window is a significant competency which gives the Company a competitive advantage in this market niche.

Principal Products

         The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. The Company offers the broadest product line of educational furniture to the K-12 market of any Company in the United States. A variety of student and teacher desks, computer stations, folding and adjustable height tables, desk and auditorium chairs, mobile storage cabinets and mobile tables are sold through the educational sales division. A variety of folding chairs and tables, banquet chairs and tables, convention center seating, hospitality furniture and educational furniture products are sold through the Commercial sales division.

         The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particle board, cartons and other raw materials in the manufacture of its principal products from many different sources and is not more vulnerable on sources and availability than other manufacturers.

Marketing and Distribution

         The educational product line is marketed through what we believe to be the largest direct sales force in the educational furniture industry in addition to a variety of educational distributorships. The sales force calls directly upon school business officials, which can include purchasing departments or individual school principals where site based management is practiced. Our direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

         Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Sales are made direct to convention centers, individual hospitality installations, and to mass merchants. Sales to this market include preschools, private schools, and office training facilities which typically purchase furniture through commercial channels.

         Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.


Other Matters

         Foreign Operation Information

         Foreign operation information attributable to the Company's operations for the three years ended January 31, 1997, 1996 and 1995, which appears in Note 10 of the consolidated financial statements of Virco Mfg. Corporation's Annual Report to Stockholders for 1996, is incorporated by reference in this Form 10-K Annual Report.

         Competition

         The Company has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell Corporation, Royal, Smith Systems, Scholarcraft, Fleetwood, and Irwin Seating Co. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger Metal Products, Inc., Globe, Mecco, Mity Lite, and Shelby Williams Industries, Inc.

         Backlog

         Sales order backlog for continuing operations of the consolidated companies at January 31, 1997, totaled $9.6 million and approximates two weeks of sales, compared to $12.1 million at January 31, 1996, and $10.9 million at January 31, 1995.

         Patents and Trademarks

         Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

         Employees

         Virco Mfg. Corporation and its Subsidiaries employ approximately 2,850 full-time employees at various locations. Of this number, approximately 2,500 are involved in manufacturing and distribution, 200 in sales and marketing and 150 in administrative.

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

         There are two primary warehousing facilities located in Conway, Arkansas. The first consists of 250,000 sq. ft. of warehouse space located on 11 acres of land. This warehouse is occupied under a lease
         which expires in December 1997.   The second warehouse has a 310,000
         sq. ft. building which is occupied under leases expiring from April 1997 to February 1999. A third warehouse facility located in Conway has 35,000 sq. ft. and houses a showroom and a Company store. This third facility is rented under a month to month lease.

         Subsequent to fiscal year end, the Company entered into a five year lease beginning April 1, 1997 for a 200,000 square foot manufacturing and warehousing facility located in Conway, Arkansas. It is the Company's intent to use this facility to warehouse finished goods.

         Newport, Tennessee

         The Company owns a 55,000 sq. ft. manufacturing facility located on
         3.5 acres of land in Newport, Tennessee which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is currently used to warehouse finished goods inventory.

         Southern Pines, North Carolina

         The Company owns a 225,000 sq. ft. manufacturing facility located on 37 acres of land in Southern Pines, North Carolina. This property is used to warehouse finished goods inventory and is offered for sale.

         San Luis, Sonora, Mexico

         The Virsan S.A. de C.V. wholly owned subsidiary of Virco occupies a 195,000 sq. ft. manufacturing facility located on 3 acres of land under a lease expiring December 1997 with options to continue leasing until 1998. In addition, Virsan owns a 90,000 sq. ft. manufacturing facility, a 75,000 sq. ft. manufacturing facility, and a 14,000 sq. ft. warehousing facility, all adjacent to the main plant.

         The Company has been negotiating the potential sale of this facility, and subsequent to year end, signed a letter of intent to sell the Virsan manufacturing operation to a U.S. based manufacturer. The final purchase agreement is expected to be completed in May 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                                  None

                                    PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

         Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1997. As of April 3, 1997, there were approximately 381 Registered Stockholders according to transfer agent records. There were approximately 1,200 Beneficial Stockholders.

         Dividend Policy

         It is the Board of Director's policy to periodically review the payment of cash and stock dividends. During 1996, the Board declared a 10% stock dividend on shares of its common stock at the August Board of Directors meeting and a $.10 per share cash dividend at the October Board of Directors meeting. At the December 1996 Board of Director's Meeting, the Board voted to initiate a quarterly cash dividend policy and declared a $.025 per share cash dividend.

Item 6.   Selected Financial Data

         Incorporated herein by reference is the Selected Financial Data information which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 1997.

Item 8.  Financial Statements and Supplementary Data

         The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 1997 are incorporated herein by reference.

         Unaudited quarterly results in Note 12 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 1997 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                                                               Age at                         Has Held
                                                                             January 31,                        Office
Name                                 Office                                    1997                           Since (5)
----                                 ------                                   ---------                       ---------
January 31,                                                                    Office

R. A. Virtue (1)              President, Chairman of the Board                     64                              1990
                              and Chief Executive Officer

J. R. Braam (2)               Vice President - Finance,                            63                              1981
                              Secretary & Treasurer

R.E. Dose (3)                 Corporate Controller                                 40                              1995
                              Assistant Secretary & Assistant Treasurer

W. D. Nutter (4)              Vice President - Commercial Sales Group              47                              1995

D. R. Smith (5)               Vice President - Corporate Marketing                 49                              1995

M. G. Tarnay (6)              Vice President - Engineering                         54                              1993

H. D. Tyler (7)               Vice President - General Manager                     55                              1988
                              Conway Division

D. A. Virtue (8)              Vice President - General Manager                     38                              1992
                              Los Angeles Division

R. W. Virtue (9)              Vice President - Purchasing                          55                              1988

L.O. Wonder (10)              Vice President - Education Sales Group               46                              1995

(1) Appointed Chairman in 1990; has been employed by the Company for 41 years. Has served as the President since 1982.

(2) Appointed in 1981; has been employed by the Company for 15 years as the Vice President - Finance, Secretary and Treasurer.

(3) Appointed in 1995; has been employed by the Company for 7 years as the Corporate Controller.

(4) Appointed in 1995; has been employed by the company for 16 years in a variety of sales and marketing positions, most recently as a Division Vice President of Commercial Sales.

(5) Appointed in 1995; has been employed by the Company for 12 years in a variety of sales and marketing positions, most recently as Corporate Marketing Manager.

(6) Appointed in March 1993; has been employed by the Company for 4 years. Prior employment included 19 years at Price Pfister, most recently as Vice President - Engineering.

(7) Appointed in June 1988; has been employed by the Company for 28 years and has served as Division Credit Manager, Accounting Manager and Division Controller.

(8) Appointed in April 1992; has been employed by the Company for 12 years and has served in Production Control, as Contract Administrator and as Manager of Marketing Services.

(9) Has been employed by the Company for 34 years and has served as President of the former Delkay subsidiary and currently as Vice President - Purchasing.

(10) Appointed in 1995; has been employed by the Company for 19 years in a variety of sales and marketing positions, most recently as Division Vice President of Education Sales.

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

                                    PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.


a) 1. The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 1997 are incorporated by reference in Item 8.

         Consolidated balance sheets - January 31, 1997 and 1996.

         Consolidated statements of income - Years ended January 31, 1997, 1996, and 1995.

         Consolidated statements of stockholders' equity - Years ended January 31, 1997, 1996, and 1995.

         Consolidated statements of cash flows - Years ended January 31, 1997, 1996, and 1995.

         Notes to consolidated financial statements - January 31, 1997.

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

     3.  Exhibits

         11  Computation of earnings per share.

         13  Annual Report to Stockholders for the year ended January 31, 1997.

         21  List of all subsidiaries of the registrant.

         23  Consent of Ernst & Young LLP.

b)       Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 25th of April, 1997.

                                          VIRCO MFG. CORPORATION

                                By     ________________________________________
                                        Robert A. Virtue, Chairman of the Board
                                                  (Principle Executive Officer)

                                By     ________________________________________
                                       James R. Braam, V. P.-Finance, Secretary
                                       & Treasurer (Principal Financial Officer)

                                By     ________________________________________
                                       Robert E. Dose, Corporate Controller
                                       (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        Signature                      Title                           Date

                                Chairman of the Board,           April 25, 1997
------------------------
Robert A. Virtue                Chief Executive Officer,
                                President and Director

                                Director                         April 25, 1997
-------------------------
Donald S. Friesz


                                Director                         April 25, 1997
-------------------------
George W. Ott


                                Director                         April 25, 1997
-------------------------
Donald A. Patrick

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 25th of April, 1997.

                                      VIRCO MFG. CORPORATION

                                By    _________________________________________
                                      Robert A. Virtue, Chairman of the Board
                                      (Principle Executive Officer)

                                By    _________________________________________
                                      James R. Braam, V. P.-Finance, Secretary
                                      & Treasurer (Principal Financial Officer)

                                By    _________________________________________
                                      Robert E. Dose, Corporate Controller
                                      (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature              Title                      Date
                                Director                   April 25. 1997
--------------------------
John H. Stafford


                                Director                   April 25, 1997
--------------------------
Hugh D. Tyler


                                Director                   April 25, 1997
--------------------------
Douglas A. Virtue


                                Director                   April 25, 1997
--------------------------
Raymond W. Virtue


                                Director                   April 25, 1997
--------------------------
James R. Wilburn

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES
                    ---------------------------------------
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 FOR THE YEARS ENDED JANUARY 31, 1995, 1996 AND 1997
                 ---------------------------------------------------
                                 (In Thousands)

  Col. A                         Col. B        Col. C         Col. D        Col. E           Col. F
  ------                         ------        ------         ------        ------           ------

                                             Additions
                                             ---------


                               Balance at    Charged to      Charged      Deductions         Balance
                               Beginning     Costs and       to Other        from           At Close
Description                    of Period      Expenses        Accts.       Reserves         of Period
-----------                    ----------    ----------      --------     ----------        ---------
Allowance for
 Doubtful Accounts:

 Year ended:
  January 31, 1995            $      100    $      220                   $      220 (1)    $      100

 Year ended:
  January 31, 1996            $      100    $       67                   $       67 (1)    $      100

 Year ended:
  January 31, 1997            $      100           202                   $      202 (1)    $      100


(1) Uncollectible accounts written off, net of recoveries