Form 10-Q
period 1997-04-30
VIRCO MFG CORPORATION
filed 1997-06-03
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended     April 30, 1997     Commission File Number  1-8777
                  -----------------------                       ---------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              95-1613718
     --------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification No.)

                      2027 Harpers Way, Torrance, CA 90501
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:        (310) 533-0474
                                                     -----------------------

                                   No change
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


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

     The number of shares outstanding of each of the issuer's classes of common stock, as of May 22, 1997.

                       Common Stock                   5,906,296 Shares*

* Adjusted for Stock Dividend declared August 20, 1996, date of record September 18, 1996, payable October 16, 1996.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

   Item 1.      Financial Statements (unaudited)

                Condensed consolidated balance sheets - April 30, 1997 and January 31, 1997.

                Condensed consolidated statements of income - Three months ended April 30, 1997 and 1996.

                Condensed consolidated statements of cash flows - Three months ended April 30, 1997 and 1996.

                Notes to condensed consolidated financial statements - April 30, 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.    Submission of matters to a vote of Security Holders.

     Item 6.    Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



      (Dollar amounts in thousands)

      ASSETS                                        4/30/97         1/31/97
                                                  ---------       ---------
Current assets
    Cash                                          $   1,314       $     722

    Accounts and notes receivable                    21,686          25,610
      Less allowance for doubtful accounts             (205)           (100)
                                                  ---------       ---------
      Net accounts and notes receivable              21,481          25,510

    Income taxes receivable                               -               -
    Inventories (note 2)
      Finished goods                                 39,029          26,902
      Work in process                                 8,200           6,402
      Raw materials and supplies                     12,970          10,340
                                                  ---------       ---------
      Total inventories                              60,199          43,644

    Prepaid expenses and deferred income tax          3,178           2,812
                                                  ---------       ---------
      Total current assets                           86,172          72,688

Restricted short-term investment                        665             660

Property, plant & equipment
      Cost                                           81,364          79,666
      Less accumulated depreciation                 (43,878)        (42,188)
                                                  ---------       ---------
      Net property, plant & equipment                37,486          37,478

Other assets                                          7,593           7,194
                                                  ---------       ---------
                                                  $ 131,916       $ 118,020
                                                  =========       =========



    The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


      (Dollar amounts in thousands)

      LIABILITIES AND SHAREHOLDERS' EQUITY                                  4/30/97         1/31/97
                                                                          ---------       ---------
Current liabilities
    Checks released but not yet cleared bank                              $   2,785       $   4,790
    Accounts payable                                                         12,262          11,029
    Income taxes payable                                                        418             317
    Current maturities on long-term debt                                        980             980
    Other current liabilities                                                 9,232          10,429
                                                                          ---------       ---------
      Total current liabilities                                              25,677          27,545

Non-current liabilities
    Long term debt (less current portion)                                    36,787          21,513
    Other non-current liabilities                                             3,883           3,883
                                                                          ---------       ---------
      Total non-current liabilities                                          40,670          25,396

Deferred income taxes                                                         1,114           1,114

Shareholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or
      outstanding                                                                 -               -
    Common stock:
      Authorized 10,000,000 shares, $.01 par value; 5,906,296 Shares
      issued at 4/30/97 and 1/31/97                                              59              59
    Additional paid-in capital                                               50,104          50,104
    Retained earnings                                                        14,602          14,251
    Less treasury stock at cost (22,389 Shares)                                (172)           (172)
    Loan to ESOP trust                                                         (138)           (277)
                                                                          ---------       ---------
      Total shareholders' equity                                             64,455          63,965
                                                                          ---------       ---------
                                                                          $ 131,916       $ 118,020
                                                                          =========       =========




    The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



       (Dollar amounts in thousands, except per share data)
                                                                                                         3 Months Ended
                                                                                                  ----------------------------
                                                                                                     4/30/97         4/30/96
                                                                                                  -----------      -----------
Net sales                                                                                         $    40,958      $    36,745
Cost of goods sold                                                                                     27,757           27,366
                                                                                                  -----------      -----------
      Gross profit                                                                                     13,201            9,379

Shipping, selling, general and administrative expense                                                  11,781           10,888
Provision for doubtful accounts                                                                           127              110
Interest expense                                                                                          487              740
                                                                                                  -----------      -----------
                                                                                                       12,395           11,738
                                                                                                  -----------      -----------

Income/(loss) before income taxes                                                                         806           (2,359)
Income taxes/(benefits)                                                                                   307             (920)
                                                                                                  -----------      -----------

      Net income/(loss)                                                                           $       499      $    (1,439)
                                                                                                  ===========      ===========

Earnings/(loss) per share                                                                                 .08             (.24)

    Weighted average shares outstanding
    (Adjusted for 10% stock dividends
    Declared August 20, 1996.)                                                                      6,030,824        5,906,296

    Dividend declared
      Cash (per share)                                                                                      -                -
      Stock                                                                                                 -                -


    The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (note 1)

                         (Dollar amounts in thousands)
                                                                   3 Months Ended
                                                                --------------------

                                                                 4/30/97    4/30/96
                                                                --------    --------
Cash flows from operating activities
    Net income (loss)                                           $    499    $ (1,439)
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                   1,690       1,468
    Provision for doubtful accounts                                  120         110
    (Gain)/loss on sales of fixed assets                               -           -
    Change in assets and liabilities:
      Accounts and notes receivable                                3,909       4,905
      Inventories                                                (16,555)     (5,548)
      Prepaid expenses and deposits                                 (366)       (213)
      Income taxes receivable/payable                                101        (928)
      Other assets                                                   300          17
      Accounts payable and accrued expenses                       (1,969)     (3,539)
                                                                --------    --------
Net cash used In operating activities                            (12,271)     (5,167)

Cash flows from investing activities
    Capital expenditures                                          (1,698)     (1,995)
    Proceeds from sale of assets                                       -           -
    Net investment in life insurance                                (699)       (580)
    Restricted short term investments                                 (5)        475
                                                                --------    --------

Net cash used in investing activities                             (2,402)     (2,100)

Cash flows from financing activities
    Issuance of long-term debt                                    15,398       7,148
    Repayment of long-term debt                                     (123)       (225)
    Payment of cash dividend                                        (148)          -
    Loans to ESOP                                                    138          (7)
                                                                --------    --------
Net cash provided by financing activities                         15,265       6,916

Net change in cash                                                   592        (351)
Cash at beginning of quarter                                         722         661
                                                                --------    --------
Cash at end of quarter                                          $  1,314    $    310
                                                                ========    ========


    The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 1997 and April 30, 1996


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1997.

Note 2.         Inventory

                Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 1997. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.         Income Taxes

                The Company adopted Statement of Financial Accounting Standards
                (SFAS) No 109. Income taxes for the three month period ended April 30, 1997 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.         Significant Accounting Policies

                Net Income/Loss Per Common Share. The per share data for the three month periods ended April 30, 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents if dilutive.

                Recent Developments. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years; earnings per share ("EPS"), SFAS 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS 128, basic and dilutive EPS would have been substantially the same as the reported amounts.

Note 5. On May 28, 1997, the Company announced that the Virsan Mexico manufacturing facility would be shut down, and the related property, plant, equipment, and inventory either sold or transferred to other Virco manufacturing facilities. As more fully discussed in the Management's Discussion and Analysis, the Company expects to take a $3,000,000 pre-tax charge in the second quarter related to this plant closure.

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 1997, the Company earned a net profit from continuing operations of $499,000 on sales of $40,958,000 compared to a net loss from continuing operations of $1,439,000 on sales of $36,745,000 in the same period last year.

The volume of first quarter sales are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The increase in sales compared to the prior year is attributable to both increases in volume and to increased selling prices. The significant improvement in profitability is attributable to a marked improvement in gross margin from 25.5% in the first quarter of 1996 to 32.2% in the first quarter of 1997. The current quarter margin is a continuation of trends which began in the second quarter of 1996 and continued through the last three quarters of 1996. During that period, the gross margin averaged approximately 30.4%. For the first quarter of this year, the increase in gross margin is attributable to increases in selling prices (as mentioned above) combined with a reduction in manufacturing costs.

In late May the Company discontinued negotiations with a potential buyer of the Company's Virsan manufacturing facility which is located in Mexico. On May 28, 1997, the Company announced its intent to discontinue operations at this facility effective August 30, 1997. Property, plant, equipment, and inventory at this location will be transferred to other Virco manufacturing facilities or will be sold. The production requirements from this facility will be transferred to the Torrance, CA and Conway, AR manufacturing plants. It is anticipated that all of the employees at this site (approximately 550) will be terminated. As a result of this decision, the Company expects to incur a one time $3,000,000 pre-tax charge to earnings in the second quarter of the current year. The primary component of this charge is related to severance benefits which will be paid to the employees in accordance with Mexican law. Other components of this charge include voluntary severance payments to U.S. employees which work at this facility, carrying costs incurred while liquidating the real estate and production equipment, and other miscellaneous costs associated with the shutdown.

Financial Condition:

As a result of seasonally low deliveries in the first quarter, accounts and notes receivable decreased by approximately $4,030,000. In anticipation of strong summer deliveries, inventory was increased by nearly $16,550,000. The increase in inventory during the first quarter of 1997 was significantly greater than the increase in inventory in the comparable quarter last year. In the prior year, the Company intentionally reduced the volume of lower margin business with mass merchants, and reduced the inventories of related product lines. This reduction in inventory for mass merchants partially offset the seasonal increase of educational product. In the current year the Company accelerated this seasonal build up of educational product and is targeting increased inventories of certain product lines. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

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


                             VIRCO MFG. CORPORATION




Date:      June 3, 1997              By: /s/ JAMES R. BRAAM
         -----------------               ---------------------------------------
                                         James R. Braam
                                         Vice President - Finance




Date:      June 3, 1997              By: /s/ ROBERT E. DOSE
         -----------------               ---------------------------------------
                                         Robert E. Dose
                                         Corporate Controller