Form 10-Q
period 1997-07-31
VIRCO MFG CORPORATION
filed 1997-09-11
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-Q

FOR QUARTER ENDED   JULY 31, 1997             COMMISSION FILE NUMBER  1-8777
                    -------------                                     ------

                             VIRCO MFG. CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  95-1613718
 -------------------------------                     --------------------
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                      2027 HARPERS WAY, TORRANCE, CA     90501
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (310) 533-0474
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

         The number of shares outstanding of each of the issuer's classes of common stock, as of September 3, 1997.

               Common Stock                       8,879,694 Shares*

* Adjusted for Stock Split declared August 19, 1997, date of record September 5, 1997, payable September 30, 1997.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - July 31, 1997 and January 31, 1997.

                  Condensed consolidated statements of income - Three months ended July 31, 1997 and 1996.

                  Consdensed consolidated statements of income - Six months ended July 31, 1997 and 1996.

                  Condensed consolidated statements of cash flows - Three months ended July 31, 1997 and 1996.

                  Condensed consolidated statements of cash flows - Six months ended July 31, 1997 and 1996.

                  Notes to condensed consolidated financial statements - July 31, 1997.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar amounts in thousands)

            ASSETS                                7/31/97        1/31/97
            ------                                -------        --------
Current assets
    Cash                                         $   1,713      $     722

    Accounts and notes receivable                   41,623         25,610
      Less allowance for doubtful accounts            (422)          (100)
                                                 ---------      ---------
      Net accounts and notes receivable             41,201         25,510

    Income taxes receivable                             --             --
    Inventories (note 2)
      Finished goods                                34,131         26,902
      Work in process                                8,546          6,402
      Raw materials and supplies                    10,806         10,340
                                                 ---------      ---------
      Total inventories                             53,483         43,644

    Prepaid expenses and deferred income tax         3,366          2,812
                                                 ---------      ---------
      Total current assets                          99,763         72,688

Restricted short-term investment                       436            660

Property, plant & equipment
      Cost                                          82,612         79,666
      Less accumulated depreciation                (45,564)       (42,188)
                                                 ---------      ---------
      Net property, plant & equipment               37,048         37,478

Other assets                                         7,605          7,194
                                                 ---------      ---------
                                                 $ 144,852      $ 118,020
                                                 =========      =========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar amounts in thousands)

            LIABILITIES AND SHAREHOLDERS' EQUITY                          7/31/97         1/31/97
            ------------------------------------                          -------         -------

Current liabilities
    Checks released but not yet cleared bank                             $   2,711      $   4,790
    Accounts payable                                                        13,895         11,029
    Income taxes payable                                                     2,284            317
    Current maturities on long-term debt                                       980            980
    Other current liabilities                                               10,616         10,429
                                                                         ---------      ---------
      Total current liabilities                                             30,486         27,545

Non-current liabilities
    Long term debt (less current portion)                                   41,114         21,513
    Other non-current liabilities                                            3,883          3,883
                                                                         ---------      ---------
      Total non-current liabilities                                         44,997         25,396

Deferred income taxes                                                        1,114          1,114

Shareholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or
      outstanding                                                               --             --
    Common stock:
      Authorized 10,000,000 shares, $.01 par value; 8,869,944 shares
      issued at 7/31/97 and 8,859,444 shares issued at 1/31/97                  59             59
    Additional paid-in capital                                              50,158         50,104
    Retained earnings                                                       18,682         14,251
    Less treasury stock at cost (22,389 Shares)                               (172)          (172)
    Loan to ESOP trust                                                        (472)          (277)
                                                                         ---------      ---------
      Total shareholders' equity                                            68,255         63,965
                                                                         ---------      ---------
                                                                         $ 144,852      $ 118,020
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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)
                                                                3 Months Ended
                                                          -------------------------
                                                            7/31/97         7/31/96
                                                          ----------     ----------
Net sales                                                 $   83,809     $   72,538
Cost of goods sold                                            56,817         51,432
                                                          ----------     ----------
      Gross profit                                            26,992         21,106

Shipping, selling, general and administrative expense         16,573         14,512
Provision for doubtful accounts                                  240            216
Provision for plant shut down                                  2,600             --
Interest expense                                                 760            889
                                                          ----------     ----------
                                                              20,173         15,617
                                                          ----------     ----------

Income before income taxes                                     6,819          5,489
Income taxes                                                   2,591          2,141
                                                          ----------     ----------

      Net income                                          $    4,228     $    3,348
                                                          ==========     ==========

Earnings per share                                               .46            .37

Weighted average shares outstanding (a)                    9,127,288      8,979,795


Dividend declared (a)
      Cash (per share)                                    $     .017             --
      Stock                                                       --             --


       (a) Adjusted for three for two stock split declared August 19, 1997.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)
                                                                6 Months Ended
                                                          -------------------------
                                                            7/31/97         7/31/96
                                                          ----------     ----------
Net sales                                                 $  124,767     $  109,283
Cost of goods sold                                            84,574         78,798
                                                          ----------     ----------
      Gross profit                                            40,193         30,485

Shipping, selling, general and administrative expense         28,354         25,400
Provision for doubtful accounts                                  367            326
Provision for plant shut down                                  2,600             --
Interest expense                                               1,247          1,629
                                                          ----------     ----------
                                                              32,568         27,355
                                                          ----------     ----------

Income before income taxes                                     7,625          3,130

Income taxes                                                   2,898          1,221
                                                          ----------     ----------

      Net income                                          $    4,727     $    1,909
                                                          ==========     ==========

Earnings per share                                               .52            .21

Weighted average shares outstanding (a)                    9,091,943      8,972,021


Dividend declared (a)
      Cash (per share)                                    $     .033             --
      Stock                                                       --             --

       (a) Adjusted for three for two stock split declared August 19, 1997.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)                 3 Months Ended
                                                                 ----------------------
                                                                  7/31/97      7/31/96
                                                                 --------      --------
Cash flows from operating activities
    Net income                                                   $  4,228      $  3,348
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                    1,699         1,462
    Provision for doubtful accounts                                   214           152
    Loss on sales of fixed assets                                      43            --
    Change in assets and liabilities:
      Accounts and notes receivable                               (19,934)      (15,555)
      Inventories                                                   6,716         4,311
      Prepaid expenses and deposits                                  (188)        2,031
      Income taxes (receivable)/payable                             1,866          (184)
      Other assets                                                     --            34
      Accounts payable and accrued expenses                         2,942         3,218
                                                                 --------      --------

Net cash used in operating activities                              (2,414)       (1,183)

Cash flows from investing activities
    Capital expenditures                                           (1,304)       (1,728)
    Proceeds from sale of assets                                       --            --
    Net investment in life insurance                                  (11)          (20)
    Restricted short term investments                                 229           153
                                                                 --------      --------

Net cash used in investing activities                              (1,086)       (1,595)

Cash flows from financing activities
    Issuance of long-term debt                                      4,514         3,946
    Repayment of long-term debt                                      (187)         (225)
    Issuance of common stock                                           54
    Payment of cash dividend                                         (148)           --
    Loans to ESOP                                                    (334)           (1)
                                                                 --------      --------

Net cash provided by financing activities                           3,899         3,720

Net change in cash                                                    399           942
Cash at beginning of quarter                                        1,314           310
                                                                 --------      --------
Cash at end of quarter                                           $  1,713      $  1,252
                                                                 ========      ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (note 1)

        (Dollar amounts in thousands, except per share data)         6 Months Ended
                                                                 -----------------------
                                                                  7/31/97       7/31/96
                                                                 --------      ---------
Cash flows from operating activities
    Net income                                                   $  4,727      $  1,909
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                    3,389         2,930
    Provision for doubtful accounts                                   334           262
    Loss on sales of fixed assets                                      43            --
    Change in assets and liabilities:
      Accounts and notes receivable                               (16,025)      (10,650)
      Inventories                                                  (9,839)       (1,237)
      Prepaid expenses and deposits                                  (554)        1,103
      Income taxes (receivable)/payable                             1,967          (397)
      Other assets                                                    299            51
      Accounts payable and accrued expenses                           974          (321)
                                                                 --------      --------

Net cash used in operating activities                             (14,685)       (6,350)

Cash flows from investing activities
    Capital expenditures                                           (3,002)       (3,723)
    Proceeds from sale of assets                                       --            --
    Net investment in life insurance                                 (710)         (600)
    Restricted short term investments                                 224           628
                                                                 --------      --------

Net cash used in investing activities                              (3,488)       (3,695)

Cash flows from financing activities
    Issuance of long-term debt                                     19,911        11,094
    Repayment of long-term debt                                      (310)         (450)
    Issuance of common stock                                           54            --
    Payment of cash dividend                                         (296)           --
    Loans to ESOP                                                    (195)           (8)
                                                                 --------      --------

Net cash provided by financing activities                          19,164        10,636

Net change in cash                                                    991           591
Cash at beginning of quarter                                          722           661
                                                                 --------      --------
Cash at end of quarter                                           $  1,713      $  1,252
                                                                 ========      ========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1997 and July 31, 1996


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1997.

Note 2.       Inventory

              Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 1997. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.       Income Taxes

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No 109. Income taxes for the six month period ended July 31, 1997 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.       Significant Accounting Policies

              Net Income/Loss Per Common Share. The per share data for the three and six month periods ended July 31, 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents if dilutive.

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

              On August 19, 1997, the Company's Board of Directors authorized a three for two stock split effected in the form of a 50% stock dividend payable on September 30, 1997 to stockholders of record September 5, 1997. This resulted in the issuance of 2,959,898 additional shares of common stock as of September 3, 1997. All per share and weighted average share amounts have been restated to reflect this stock split.

Note 5. On May 28, 1997, the Company announced that the Virsan Mexico manufacturing facility would be shut down, and the related property, plant, equipment, and inventory would either be sold or transferred to other Virco manufacturing facilities. As more fully discussed in the Management's Discussion and Analysis, the Company recorded a $2,600,000 pre-tax charge in the second quarter related to this plant closure.

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 1997, the Company earned a net profit of $4,228,000 on sales of $83,809,000 compared to a net income of $3,348,000 on sales of $72,538,000 in the same period last year. Earnings were $.46 per share compared to $.37 per share in the same period last year after giving effect to the stock split. For the six month period ended July 31, 1997, the Company earned a net profit of $4,727,000 on sales of $124,767,000 compared to a net profit of $1,909,000 on sales of $109,283,000 in the same period prior year. Earnings were $.52 per share compared to $.21 per share in the same period last year after giving effect to the stock split.

The second quarter and year to date results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The increase in sales compared to the prior year is attributable to increases in volume combined with selected price increases. The significant improvement in profitability is attributable to an improvement in gross margin from 29.1% in the second quarter of 1996 to 32.2% in the second quarter of 1997. The increase in gross margin is attributable to increases in selling prices, stable material costs and improvements in production efficiency. Sales backlog at July 31, 1997 is approximately $1,700,000 greater than the prior year.

In May 1997, the Company decided to discontinue operations at the Mexico manufacturing facility. Subsequently, the Company has reached an agreement for the bulk sale of the assets of the Mexican facility on October 1 of this year, subject to certain conditions. The facility will cease operations prior to October 1, 1997. The production requirements from this facility will be transferred to the Torrance, CA and Conway, AR manufacturing plants. It is anticipated that all of the employees at this site (approximately 550) will be terminated. As of July 31, 1997, 370 employees were terminated. Included in the second quarter results, the Company recorded a plant closing reserve of $2,600,000 and $1,224,000 were charged against this reserve during the quarter. The primary component of this reserve is related to severance benefits which will be paid to the employees in accordance with Mexican law. Other components include voluntary severance payments to U.S. employees which work at this facility, carrying costs incurred while liquidating the real estate and production equipment and other miscellaneous costs associated with the shutdown. The majority of such spending will occur prior to October 1, 1997.

At the August 19, 1997 Board meeting, the Board of Directors authorized an expansion and re-configuration of the Conway, Arkansas facility. It is anticipated that this expansion will support growth in sales volume for the next several years. The re-configuration will incorporate cell-based manufacturing concepts which have been extremely successful at the Torrance, CA manufacturing plant. It is expected that the expansion and re-configuration will cost approximately $15 million, and occur over a 20 month period starting
October 1, 1997.

At the same meeting, the Board of Directors authorized the Company to install a new business information system to replace existing mainframe applications. The business information system is expected to cost approximately $5,000,000. Phase one of this implementation is scheduled to occur between October 1, 1997 and May 1, 1998.

Financial Condition:

As a result of seasonally high sales activity, accounts receivable increased by $16,025,000 compared to January 31, 1997. In anticipation of strong third quarter educational deliveries, inventory at July 31, 1997 increased by $9,839,000 compared to January 31, 1997.

Increases in receivable and inventory were financed through increased borrowings under our revolving line of credit with Wells Fargo Bank.

The expansion of the Conway, AR manufacturing facility and the installation of the new business information system will be financed through our revolving line of credit with Wells Fargo, lease financing available through GE Capital, and internally generated funds. At July 31, 1997, the Company had approximately $17,000,000 available under its credit facility with Wells Fargo.

                                     PART II

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information



         Item 4.  Submission of matters to a vote of Security Holders

         The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 17, 1997:

         Election of three directors whose term expire in 2000.

                                                                                        Votes For
                                                                                        ---------
                           Donald A. Patrick                                            4,906,248
                           Raymond W. Virtue                                            4,906,744
                           Robert A. Virtue                                             4,907,966

         Adoption of the Virco Mfg. corporation 1997 Stock Incentive Plan.              4,081,332


         Item 6.  Exhibits and Reports on Form 8-K

                    None

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VIRCO MFG. CORPORATION




Date:                                       By:
     ----------------------------               -------------------------------
                                                James R. Braam
                                                Vice President - Finance




Date:                                       By:
       ----------------------------             -------------------------------
                                                 Robert E. Dose
                                                 Corporate Controller