Form 10-Q
period 1997-10-31
VIRCO MFG CORPORATION
filed 1997-12-09
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended    October 31, 1997      Commission File Number  1-8777
                 --------------------------                      --------------


                             VIRCO MFG. CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                         95-1613718
  -------------------------------                        ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

   2027 Harpers Way, Torrance, CA                               90501
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (310) 533-0474
                                                           --------------

                                    No change
--------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     [No]
                                                 -------  -------


            The number of shares outstanding of each of the issuer's classes of common stock, as of November 24, 1997.


                   Common Stock                        8,882,694 Shares*

* Adjusted for Stock Split declared August 19, 1997, date of record September 5, 1997, payable September 30, 1997.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.     Financial Information

      Item 1.      Financial Statements (unaudited)

                   Condensed consolidated balance sheets - October 31, 1997 and January 31, 1997.

                   Condensed consolidated statements of income - Three months ended October 31, 1997 and 1996.

                   Consdensed consolidated statements of income - Nine months ended October 31, 1997 and 1996.

                   Condensed consolidated statements of cash flows - Three months ended October 31, 1997 and 1996.

                   Condensed consolidated statements of cash flows - Nine months ended October 31, 1997 and 1996.

                   Notes to condensed consolidated financial statements - October 31, 1997.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    Other Information

      Item 4.      Submission of matters to a vote of Security Holders.

      Item 6.      Exhibits and Reports on Form 8-K

      Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



       (Dollar amounts in thousands)

               ASSETS                                  10/31/97        1/31/97
                                                       ---------      ---------

Current assets
     Cash                                              $   1,467      $     722

     Accounts and notes receivable                        36,559         25,610
        Less allowance for doubtful accounts                (763)          (100)
                                                       ---------      ---------
        Net accounts and notes receivable                 35,796         25,510

     Income taxes receivable                                  --             --
     Inventories (note 2)
        Finished goods                                    19,973         26,902
        Work in process                                    8,071          6,402
        Raw materials and supplies                        10,422         10,340
                                                       ---------      ---------
        Total inventories                                 38,466         43,644

     Prepaid expenses and deferred income tax              3,828          2,812
                                                       ---------      ---------
        Total current assets                              79,557         72,688

Restricted short-term investment                             442            660

Property, plant & equipment
        Cost                                              73,122         79,666
        Less accumulated depreciation                    (36,146)       (42,188)
                                                       ---------      ---------
        Net property, plant & equipment                   36,976         37,478

Other assets                                               7,877          7,194
                                                       ---------      ---------
                                                       $ 124,852      $ 118,020
                                                       =========      =========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands)


          LIABILITIES AND SHAREHOLDERS' EQUITY                                                     10/31/97       1/31/97
                                                                                                  ---------      ---------
Current liabilities
     Checks released but not yet cleared bank                                                     $   4,118      $   4,790
     Accounts payable                                                                                12,209         11,029
     Income taxes payable                                                                             3,230            317
     Current maturities on long-term debt                                                             2,475            980
     Other current liabilities                                                                       13,196         10,429
                                                                                                  ---------      ---------
        Total current liabilities                                                                    35,228         27,545

Non-current liabilities
     Long term debt (less current portion)                                                            9,732         21,513
     Other non-current liabilities                                                                    3,883          3,883
                                                                                                  ---------      ---------
        Total non-current liabilities                                                                13,615         25,396

Deferred income taxes                                                                                 1,114          1,114

Shareholders' equity
     Preferred stock:
        Authorized 3,000,000 shares, $.01 par value; none issued or outstanding                          --             --

     Common stock:
        Authorized 10,000,000 shares, $.01 par value; 8,879,694 shares issued at 10/31/97 and
        8,859,444 shares issued at 1/31/97                                                               89             59
     Additional paid-in capital                                                                      50,258         50,104
     Retained earnings                                                                               25,240         14,251
     Less treasury stock at cost (22,389 Shares)                                                       (172)          (172)
     Loan to ESOP trust                                                                                (520)          (277)
                                                                                                  ---------      ---------
        Total shareholders' equity                                                                   74,895         63,965
                                                                                                  ---------      ---------
                                                                                                  $ 124,852      $ 118,020
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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)


                                                                3 Months Ended
                                                                --------------

                                                            10/31/97        10/31/96
                                                           ----------     ----------
Net sales                                                  $   87,239     $   79,834
Cost of goods sold                                             58,806         54,802
                                                           ----------     ----------
        Gross profit                                           28,433         25,032
                                                           ----------     ----------

Shipping, selling, general and administrative expenses         16,711         16,085
Provision for doubtful accounts                                   286            241
Provision for plant shut down                                      --             --
Interest expense                                                  407            626
                                                           ----------     ----------
                                                               17,404         16,952
                                                           ----------     ----------

Income before income taxes                                     11,029          8,080

Income taxes                                                    4,264          2,983
                                                           ----------     ----------

        Net income                                         $    6,765     $    5,097
                                                           ==========     ==========

Earnings per share                                         $      .74     $      .57

Weighted average shares outstanding (a)                     9,184,300      9,019,313


Dividend declared (a)
        Cash (per share)                                   $      .02     $      .07
        Stock                                           3 for 2 split             10%


(a) Adjusted for three for two stock split declared August 19, 1997.

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



         (Dollar amounts in thousands, except per share data)


                                                                9 Months Ended
                                                                --------------

                                                            10/31/97       10/31/96
                                                           ----------     ----------
Net sales                                                  $  212,006     $  189,117
Cost of goods sold                                            143,380        133,600
                                                           ----------     ----------
        Gross profit                                           68,626         55,517
                                                           ----------     ----------

Shipping, selling, general and administrative expenses         45,065         41,485
Provision for doubtful accounts                                   653            567
Provision for plant shut down                                   2,600             --
Interest expense                                                1,654          2,255
                                                           ----------     ----------
                                                               49,972         44,307
                                                           ----------     ----------

Income before income taxes                                     18,654         11,210

Income taxes                                                    7,162          4,204
                                                           ----------     ----------

        Net income                                         $   11,492     $    7,006
                                                           ==========     ==========

Earnings per share                                         $     1.26     $      .78

Weighted average shares outstanding (a)                     9,131,493      8,992,091


Dividend declared (a)
        Cash (per share)                                   $      .05            .07
        Stock                                           3 for 2 split             10%



(a) Adjusted for three for two stock split declared August 19, 1997.

The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)                3 Months Ended
                                                                    --------------


                                                                  10/31/97      10/31/96
                                                                  --------      --------
Cash flows from operating activities
     Net income                                                   $  6,765      $  5,097
     Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                    1,948         2,123
     Provision for doubtful accounts                                   333           305
     Gain on sales of fixed assets                                    (604)           --
     Change in assets and liabilities:
        Accounts and notes receivable                                5,072         3,448
        Inventories                                                 15,017        10,856
        Prepaid expenses and deposits                                 (462)           53
        Income taxes payable                                           946         1,376
        Other assets                                                  (209)            2
        Accounts payable and accrued expenses                        2,301         5,303
                                                                  --------      --------

Net cash provided by operating activities                           31,107        28,563

Cash flows from investing activities
     Capital expenditures                                           (3,531)       (1,968)
     Proceeds from sale of assets                                    2,259            --
     Net investment in life insurance                                  (63)          (65)
     Restricted short term investments                                  (6)           (8)
                                                                  --------      --------

Net cash used in investing activities                               (1,341)       (2,041)

Cash flows from financing activities
     Repayment of long-term debt                                   (29,887)      (26,855)
     Issuance of common stock                                          100            --
     Payment of cash dividend                                         (177)         (591)
     Loans to ESOP                                                     (48)         (285)
                                                                  --------      --------

Net cash used in financing activities                              (30,012)      (27,731)

Net change in cash                                                    (246)       (1,209)
Cash at beginning of quarter                                         1,713         1,252
                                                                  --------      --------
Cash at end of quarter                                            $  1,467      $     43
                                                                  ========      ========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)                 9 Months Ended
                                                                     --------------

                                                                  10/31/97      10/31/96
                                                                  --------      --------
Cash flows from operating activities
     Net income                                                   $ 11,492      $  7,006
     Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                    5,337         5,053
     Provision for doubtful accounts                                   667           567
     Gain on sales of fixed assets                                    (561)           --
     Change in assets and liabilities:
        Accounts and notes receivable                              (10,953)       (7,202)
        Inventories                                                  5,178         9,619
        Prepaid expenses and deposits                               (1,016)         (344)
        Income taxes payable                                         2,913         2,479
        Other assets                                                    90            53
        Accounts payable and accrued expenses                        3,275         4,982
                                                                  --------      --------

Net cash provided by operating activities                           16,422        22,213

Cash flows from investing activities
     Capital expenditures                                           (6,533)       (5,691)
     Proceeds from sale of assets                                    2,259            --
     Net investment in life insurance                                 (773)         (665)
     Restricted short term investments                                 218           620
                                                                  --------      --------

Net cash used in investing activities                               (4,829)       (5,736)

Cash flows from financing activities
     Repayment of long-term debt                                   (10,286)      (16,211)
     Issuance of common stock                                          154            --
     Payment of cash dividend                                         (473)         (591)
     Loans to ESOP                                                    (243)         (293)
                                                                  --------      --------

Net cash used in financing activities                              (10,848)      (17,095)

Net change in cash                                                     745          (618)
Cash at beginning of quarter                                           722           661
                                                                  --------      --------
Cash at end of quarter                                            $  1,467      $     43
                                                                  ========      ========




The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1997 and October 31, 1996


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1997.

Note 2.     Inventory

            Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 1997. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.     Income Taxes

            The Company adopted Statement of Financial Accounting Standards
            (SFAS) No 109. Income taxes for the nine-month period ended October 31, 1997 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.     Significant Accounting Policies

            Net Income/Loss Per Common Share. The per share data for the three and nine month periods ended October 31, 1997 are based on the weighted average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents if dilutive.

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

            Under the provisions of SFAS 128, basic and dilutive EPS would have been as follows:



                                                     Three Months Ended          Nine Months Ended
                                                     ------------------          -----------------
                                                   10/31/97      10/31/96      10/31/97      10/31/96
                                                   --------      --------      --------      --------
            EPS-Basic Shares O/S                     0.76          0.58          1.30          0.79

            EPS-Fully Diluted Shares O/S             0.74          0.56          1.25          0.78


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

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter of 1997, the Company earned a net profit of $6,765,000 on sales of $87,239,000 compared to a net income of $5,097,000 on sales of $79,834,000 in the same period last year. Earnings were $.74 share compared to $.57 per share in the same period last year. For the nine month period ended October 31, 1997, the Company earned a net profit of $11,492,000 on sales of $212,006,000 compared to a net profit of $7,006,000 on sales of $189,117,000 in the same period prior year. Earnings were $1.26 per share compared to $0.78 per share in the same period last year.

The third quarter and year to date results are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The increase in sales compared to the prior year is attributable to increases in volume combined with selected price increases. The significant improvement in profitability is attributable to an improvement in gross margin from 29.4% for the first nine months of 1996 to 32.4% for the same period of 1997. The increase in gross margin is attributable to stable material costs and improvements in production efficiency. Sales backlog at October 31, 1997 is approximately $600,000 greater than the prior year.

In May 1997, the Company decided to discontinue operations at the Mexico manufacturing facility. Subsequently, the Company sold the assets of the Mexican facility on October 8, of this year. The facility ceased operations on October 20, 1997. The production requirements from this facility were transferred to the Torrance, CA and Conway, AR manufacturing plants. As of October 31, 1997, 530 of 550 employees were terminated. Included in the second quarter results, the Company recorded a plant closing reserve of $2,600,000, and $2,515,000 were charged against this reserve during the second and third quarters. The primary component of this reserve is related to severance benefits which were paid to the employees in accordance with Mexican law. Other components include voluntary severance payments to U.S. employees who work at this facility and other miscellaneous costs associated with the shutdown.

At the August 19, 1997 Board meeting, the Board of Directors authorized an expansion and reconfiguration of the Conway, Arkansas facility. It is anticipated that this expansion will incorporate cell-based manufacturing concepts which have been extremely successful at the Torrance, CA manufacturing plant. It is expected that the expansion and re-configuration will cost between $15 to $20 million, and occur over a 20 month period starting October 1, 1997.

At the same meeting, the Board of Directors authorized the Company to install a new business information system to replace existing mainframe applications. The business information system is expected to cost approximately $5,000,000. Phase one of this implementation is scheduled to occur between October 1, 1997 and May 1, 1998.

Financial Condition:

As a result of seasonally high sales activity, accounts receivable increased by $10,286,000 compared to January 31, 1997. Inventory decreased by $5,178,000 from January 31, 1997 due to seasonally high third quarter sales. Cash flow is strong with $16,422,000 of cash generated from operations in the nine months ended October 31, 1997. The strong cash flow coupled with a modest level of capital expenditures enabled us to pay down

$10,286,000 of debt in the nine month period ended October 31, 1997. Long term debt was $12,207,000 as of October 31, 1997 compared to $22,493,000 as of January 31, 1997.

The expansion of the Conway, AR manufacturing facility and the installation of the new business information system will be financed through our revolving line of credit with Wells Fargo, lease financing through GE Capital, and internally generated funds. At October 31, 1997, the Company had approximately $43,000,000 available under its credit facility with Wells Fargo.

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


                                             VIRCO MFG. CORPORATION




Date:                                        By:
     --------------------------                 --------------------------
                                                James R. Braam
                                                Vice President - Finance




Date:                                        By:
     --------------------------                 --------------------------
                                                Robert E. Dose
                                                Corporate Controller