Form 10-K405
period 1998-01-31
VIRCO MFG CORPORATION
filed 1998-04-30
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended January 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________.

                          Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   95-1613718
--------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

            2027 Harpers Way, Torrance, CA                               90501
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference or in Part III of this Form 10-K [X].

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 22, 1998, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $199,003,742.

The number of shares of Common Stock outstanding at April 1, 1998, was 8,942,155 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 18, 1998, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 1998 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

Caption                                                                                    Page
-------                                                                                    ----
                                                 PART I

Item 1.        Business.....................................................................  4

Item 2.        Properties...................................................................  6

Item 3.        Legal Proceedings............................................................  7

Item 4.        Submission of Matters to a Vote of Security Holders..........................  8

                                                PART II

Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters.........  9

Item 6.        Selected Financial Data......................................................  9

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................  9

Item 8.        Financial Statements and Supplementary Data .................................  9

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................................  9

                                               PART III

Item 10.       Directors and Executive Officers of the Registrant.............................10

Item 11.       Executive Compensation.......................................................  11

Item 12.       Security Ownership of Certain Beneficial Owners and Management...............  11

Item 13.       Certain Relationships and Related Transactions...............................  11

                                               PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............  12

                                     PART I


Item 1.  Business

Introduction

        Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design and production of quality furniture for the contract and education markets worldwide. Forty-eight years of manufacturing has resulted in a wide product range for both education and commercial markets. Major products include student desks, computer stations, chairs, and activity tables for the education markets; and upholstered stacking chairs, folding tables, folding chairs, and office tables and chairs for the commercial markets.

        One of the important elements of Virco's success is its manufacturing capabilities. The Company has developed competencies in several processes, which are important to the markets we serve. These processes include finishing systems, plastic molding, metal fabrication and woodworking. Virco's manufacturing facilities are located in California and Arkansas. Over one million square feet of manufacturing and support facilities are organized for the production of furniture. During the year ended January 31, 1995, Virco made a significant investment in a new manufacturing and distribution facility in Torrance, California to service the western region of the United States. The decision to maintain a significant presence in California was influenced by the quality of the existing workforce, an established vendor network, favorable lease terms for an excellent manufacturing facility, and financial support through an Industrial Revenue Bond issued by the city of Torrance, California. The Company consolidated all western region distribution facilities at this location in 1994 and transferred the former western region manufacturing plant to this facility in 1995.

        The Company has continued to make significant capital investments in the Conway, Arkansas manufacturing facility, which services the eastern region of the United States. This manufacturing plant was expanded in 1991 and again in 1993. Capital spending at this facility of nearly $6,900,000 in 1995, $5,700,000 in 1996 and $6,100,000 in 1997 was made to expand production of hard plastic components, which are a critical component of the Company's educational product line, as well as more fully automate this facility. In August 1997, the Board of Directors authorized an expansion and re-configuration of the Conway, Arkansas manufacturing facility. The additional manufacturing space will be used to develop manufacturing cells for new or redesigned products as well as new processes to support our product development efforts and improve manufacturing efficiency. In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway and is planning to break ground on a 400,000 square foot manufacturing facility in mid-1998. The acreage acquired is large enough to support an additional 1,300,000 square feet of manufacturing, warehousing and distribution, and office facilities should Virco determine such a need in the future.

        Supporting the manufacturing facilities, the Company has nearly one million square feet of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 48% of total sales are delivered in July, August, September, and October with an even higher portion of educational sales delivered in that period. The trend in educational sales is becoming increasingly seasonal. The ability to forecast, finance, manufacture, and warehouse furniture for this narrow delivery window is a significant competency, which gives the Company a competitive advantage in this market niche.

Principal Products

        The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. The Company offers the broadest product line of educational furniture to the K-12 market of any Company in the United States. A variety of student and teacher desks, computer stations, folding and adjustable height tables, desks and auditorium chairs, mobile storage cabinets and mobile tables are sold through the Education sales division. A variety of folding chairs and tables, banquet chairs and tables, convention center seating, hospitality furniture and educational furniture products are sold through the Commercial sales division. Some of our major products are sold through both Education and Commercial sales divisions.

        The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials in the manufacture of its principal products from many different sources and is not more vulnerable on sources and availability than other manufacturers.

Marketing and Distribution

        The educational product line is marketed through what we believe to be the largest direct sales force in the educational furniture industry in addition to a variety of educational distributorships. During the fourth quarter of 1997, Virco terminated distribution arrangements with several major educational dealerships and increased the size of the direct sales force to cover these territories. Virco has historically increased both sales and margins in territories where our direct sales force has replaced educational dealerships. The sales force calls directly upon school business officials, who can include purchasing agents or individual school principals where site based management is practiced. Our direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

        Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Sales are made direct to convention centers, individual hospitality installations, and to mass merchants. Sales to this market include preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

        Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.


Other Matters

        Foreign Operation Information

        Foreign operation information attributable to the Company's operations for the years ended January 31, 1998, 1997 and 1996, which appear in
        Note 10 of the consolidated financial statements included in Virco Mfg. Corporation's Annual Report to Stockholders for 1997, is incorporated by reference in this Form 10-K Annual Report.

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

        Backlog

        Sales order backlog for continuing operations of the consolidated companies at January 31, 1998, totaled $11.8 million and approximates three weeks of sales, compared to $9.6 million at January 31, 1997, and $12.1 million at January 31, 1996.

        Patents and Trademarks

        Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

        Employees

        Virco Mfg. Corporation and its Subsidiaries employ approximately 2,390 full-time employees at various locations. Of this number, approximately 2,060 are involved in manufacturing and distribution, 210 in sales and marketing and 120 in administrative.

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

Item 2.  Properties

        Torrance, California

        The Company leases a 560,000 square foot office, manufacturing and warehousing facility located on 23.5 acres of land. This facility is occupied under a ten-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations. In addition, the Company owns a 200,000 sq. ft. warehouse located on 8.5 acres of land in Torrance, CA. This warehouse is held as rental property and is leased under a five-year lease expiring January 2001.

        Los Angeles, California

        The Company owns a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, CA. This manufacturing facility is held as rental property and is leased under a 15-year lease expiring September 2010.

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

        There are four primary warehousing facilities located in Conway, Arkansas. The first consists of 250,000 sq. ft. of warehouse space located on 11 acres of land. This warehouse is occupied under a lease expiring in December 1998. The second warehouse has a 310,000 sq. ft. building, which is occupied under leases expiring from April 1998 to February 1999. The third warehouse facility is a 200,000 sq. ft. building currently occupied under a ten year lease expiring in March 2008. The fourth is an 87,000 sq. ft. facility consists of warehouse, showroom and a Company store. This facility is rented under a month to month lease. Subsequent to fiscal year end, the Company acquired approximately 100 acres of land in Conway and is planning to break ground on a 400,000 square foot manufacturing facility in mid-1998. The acreage acquired is large enough to support an additional 1,300,000 square feet of manufacturing, warehousing and distribution and office facilities should Virco determine such a need in the future.

        Newport, Tennessee

        The Company owns a 55,000 sq. ft. manufacturing facility located on 3.5 acres of land in Newport, Tennessee which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is currently used to warehouse finished goods inventory.

        Southern Pines, North Carolina

        The Company owns a 225,000 sq. ft. manufacturing facility located on 37 acres of land in Southern Pines, North Carolina. This property is used to warehouse finished goods inventory and is offered for sale. Subsequent to fiscal year end, the Company has reached an agreement to dispose of its North Carolina facility subject to certain terms and contingencies. The overall terms would have no material impact on the Company's earnings for 1998 or beyond.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                             None

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

        Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1998. As of April 17, 1998, there were approximately 378 Registered Stockholders according to transfer agent records. There were approximately 1,800 Beneficial Stockholders.

        Dividend Policy

        In December 1996, the Company's Board of Directors voted to initiate a quarterly cash dividend policy beginning with the payment of a $.017 per share dividend (adjusted for stock dividends) on January 31, 1997. In August 1997, the Board declared a 3 for 2 stock split in a form of stock dividend on the Company's common stock and a $.02 per share quarterly cash dividend. It is the Board of Directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity.


Item 6.  Selected Financial Data

        Incorporated herein by reference is the Selected Financial Data information, which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 1998.

Item 8.   Financial Statements and Supplementary Data

        The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 1998 are incorporated herein by reference.

        Unaudited quarterly results in Note 12 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 1998 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                                                   Age at                  Has Held
                                                                  January 31,               Office
Name                            Office                              1998                   Since (5)
----                            ------                            --------                 ---------
R. A. Virtue (1)      President, Chairman of the Board              65                        1990
                      and Chief Executive Officer

J. R. Braam (2)       Vice President - Finance,                     64                        1981
                      Secretary & Treasurer

R. E. Dose (3)        Corporate Controller                          41                        1995
                      Assistant Secretary & Assistant Treasurer

R. J. Mills (4)       General Manager - Torrance Division           39                        1997

W. D. Nutter (5)      Vice President - Commercial Sales Group       48                        1995

D. R. Smith (6)       Vice President - Corporate Marketing          49                        1995

M. G. Tarnay (7)      Vice President - Engineering                  55                        1993

H. D. Tyler (8)       Vice President - General Manager              56                        1988
                      Conway Division

D. A. Virtue (9)      Corporate Executive Vice President            39                        1992

R. W. Virtue (10)     Vice President - Purchasing                   56                        1988

L. O. Wonder (11)     Vice President - Education Sales Group        46                        1995

(1) Appointed Chairman in 1990; has been employed by the Company for 42 years. Has served as the President since 1982.

(2) Appointed in 1981; has been employed by the Company for 16 years as the Vice President - Finance, Secretary and Treasurer.

(3) Appointed in 1995; has been employed by the Company for 8 years as the Corporate Controller.

(4) Appointed in 1997; has been employed by the Company for 3 years as the Corporate Counsel, most recently as General Manager of Torrance division.

(5) Appointed in 1995; has been employed by the company for 17 years in a variety of sales and marketing positions, most recently as a Division Vice President of Commercial Sales.

(6) Appointed in 1995; has been employed by the Company for 13 years in a variety of sales and marketing positions, most recently as Corporate Marketing Manager.

(7) Appointed in March 1993; has been employed by the Company for 5 years. Prior employment included 19 years at Price Pfister, most recently as Vice President - Engineering.

(8) Appointed in June 1988; has been employed by the Company for 29 years and has served as Division Credit Manager, Accounting Manager and Division Controller and currently as General Manager of Conway division.

(9) Appointed in April 1992; has been employed by the Company for 13 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, most recently as Corporate Executive Vice President.

(10) Has been employed by the Company for 35 years and has served as President of the former Delkay subsidiary and currently as Vice President - Purchasing.

(11) Appointed in 1995; has been employed by the Company for 20 years in a variety of sales and marketing positions, most recently as Division Vice President of Education Sales.

(12)    Company officers do not have employment contracts.

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

                                     PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.


a) 1. The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 1998 are incorporated by reference in Item 8.

        Consolidated balance sheets - January 31, 1998 and 1997.

        Consolidated statements of income - Years ended January 31, 1998, 1997, and 1996.

        Consolidated statements of stockholders' equity - Years ended January 31, 1998, 1997, and 1996.

        Consolidated statements of cash flows - Years ended January 31, 1998, 1997, and 1996.

        Notes to consolidated financial statements - January 31, 1998.

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

     3. Exhibits

        13 Annual Report to Stockholders for the year ended January 31, 1998.

        21  List of all subsidiaries of the registrant.

        23 Consent of Ernst & Young LLP.

        27  Financial Data Schedule.

b)      Reports on Form 8-K.

        None

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 29th of April, 1998.

                                       VIRCO MFG. CORPORATION

                                By
                                    --------------------------------------------
                                    Robert A. Virtue, Chairman of the Board
                                    (Principle Executive Officer)

                                By
                                    --------------------------------------------
                                    James R. Braam, V. P.-Finance, Secretary &
                                    Treasurer (Principal Financial Officer)

                                By
                                     -------------------------------------------
                                     Robert E. Dose, Corporate Controller
                                     (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               Signature                          Title                        Date


                                         Chairman of the Board,              April 29, 1998
--------------------------               Chief Executive Officer,
Robert A. Virtue                         President and Director


--------------------------               Director                            April 29, 1998
Donald S. Friesz


--------------------------               Director                            April 29, 1998
George W. Ott


--------------------------               Director                            April 29, 1998
Donald A. Patrick

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 29th of April, 1998.

                                        VIRCO MFG. CORPORATION

                                 By
                                    --------------------------------------------
                                    Robert A. Virtue, Chairman of the Board
                                    (Principle Executive Officer)

                                 By
                                    --------------------------------------------
                                    James R. Braam, V. P.-Finance, Secretary &
                                    Treasurer (Principal Financial Officer)

                                 By
                                    --------------------------------------------
                                    Robert E. Dose, Corporate Controller
                                    (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                   Title                        Date


-------------------------          Director                  April 29, 1998
John H. Stafford


-------------------------          Director                  April 29, 1998
Hugh D. Tyler


-------------------------          Director                  April 29, 1998
Douglas A. Virtue


-------------------------          Director                  April 29, 1998
Raymond W. Virtue


-------------------------          Director                  April 29, 1998
James R. Wilburn

                     VIRCO MFG CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED JANUARY 31, 1996, 1997 AND 1998
                                 (in Thousands)

        Col. A                 Col. B               Col. C            Col. D           Col. E               Col. F
                                                  Additions
                              Balance at       Charged to Costs  Charged to Other  Deductions from    Balance at Close of
                              ----------       ----------------  ----------------  ---------------    -------------------
Description              Beginning of Period     and Expenses        Accounts         Reserves                Period
-----------              -------------------     ------------        --------         --------                ------
Allowance for Doubtful
Accounts:

Year Ended:

January 31, 1996               $100                $ 67                                $ 67(1)                  $100

January 31, 1997               $100                $202                                $202(1)                  $100

January 31, 1998               $100                $112                                $112(1)                  $100

(1) Uncollectible accounts written off, net of recoveries.