Form 10-Q
period 1998-04-30
VIRCO MFG CORPORATION
filed 1998-06-12
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended      April 30, 1998      Commission File Number     1-8777
                  ------------------------                        --------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                       95-1613718
--------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
  Incorporation or organization)                      Identification No.)

          2027 Harpers Way, Torrance, CA                          90501
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (310) 533-0474
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


        The number of shares outstanding of each of the issuer's classes of common stock, as of June 1, 1998.

               Common Stock                     8,945,767 Shares

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Condensed consolidated balance sheets - April 30, 1998 and January 31, 1998.

                Condensed consolidated statements of income - Three months ended April 30, 1998 and 1997.

                Condensed consolidated statements of cash flows - Three months ended April 30, 1998 and 1997.

                Notes to condensed consolidated financial statements - April 30, 1998.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 4. Submission of matters to a vote of Security Holders.

        Item 6. Exhibits & Reports on Form 8-K.

Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands)

       ASSETS                                           4/30/98             1/31/98
       ------                                          ---------           ---------

Current assets
     Cash                                              $     966           $   1,221

     Accounts and notes receivable                        24,354              26,942
       Less allowance for doubtful accounts                 (237)               (100)
                                                       ---------           ---------
       Net accounts and notes receivable                  24,117              26,842

     Inventories (note 2)
       Finished goods                                     36,615              25,467
       Work in process                                     9,942               8,739
       Raw materials and supplies                         10,071               9,656
                                                       ---------           ---------
       Total inventories                                  56,628              43,862

     Prepaid expenses and deferred income tax              2,483               2,294
                                                       ---------           ---------
       Total current assets                               84,194              74,219


Property, plant & equipment
       Cost                                               78,728              75,754
       Less accumulated depreciation                     (38,082)            (36,385)
                                                       ---------           ---------
       Net property, plant & equipment                    40,646              39,369

Other assets                                               9,242               8,427
                                                       ---------           ---------
                                                       $ 134,082           $ 122,015
                                                       =========           =========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


       (Dollar amounts in thousands)

       LIABILITIES AND SHAREHOLDERS' EQUITY                                              4/30/98             1/31/98
                                                                                        ---------           ---------


Current liabilities
     Checks released but not yet cleared bank                                           $   4,293           $   3,200
     Accounts payable                                                                      12,633              13,324
     Income taxes payable                                                                     382                  --
     Current maturities on long-term debt                                                   3,421               3,442
     Other current liabilities                                                              9,431              10,221
                                                                                        ---------           ---------
       Total current liabilities                                                           30,160              30,187

Non-current liabilities
     Long term debt (less current portion)                                                 20,892               9,459
     Other non-current liabilities                                                          4,053               4,053
                                                                                        ---------           ---------
       Total non-current liabilities                                                       24,945              13,512

Deferred income taxes                                                                         991                 991

Shareholders' equity
     Preferred stock:
       Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
                                                                                               --                  --
     Common stock:
       Authorized 10,000,000 shares, $.01 par value; 8,973,368 shares issued at 4/30/98 and 8,909,183 shares issued at 1/31/98
                                                                                               90                  89
     Additional paid-in capital                                                            50,593              50,301
     Retained earnings                                                                     28,034              27,423
     Less treasury stock at cost (31,213 Shares)                                             (432)               (172)
     Loan to ESOP trust                                                                      (299)               (316)
                                                                                        ---------           ---------
       Total shareholders' equity                                                          77,986              77,325
                                                                                        ---------           ---------
                                                                                        $ 134,082           $ 122,015
                                                                                        =========           =========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)
                                                                                  3 Months Ended
                                                                           ------------------------------
                                                                             4/30/98             4/30/97
                                                                           ----------          ----------

Net sales                                                                  $   44,938          $   40,958
Cost of goods sold                                                             30,263              27,757
                                                                           ----------          ----------
       Gross profit                                                            14,675              13,201

Shipping, selling, general and administrative expense                          13,012              11,781
Provision for doubtful accounts                                                   139                 127
Interest expense                                                                  250                 487
                                                                           ----------          ----------
                                                                               13,401              12,395
                                                                           ----------          ----------

Income before income taxes                                                      1,274                 806
Income taxes                                                                      484                 307
                                                                           ----------          ----------

       Net income                                                                 790          $      499
                                                                           ==========          ==========

Earnings per share                                                                .09                 .06
Earnings per share - assuming dilution                                            .09                 .06

Weighted average shares outstanding                                         8,928,932           8,859,444
Weighted average shares outstanding- assuming dilution                      9,194,358           9,046,326

Dividend declared
Cash (per share)                                                           $      .02          $      .02


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (note 1)

         (Dollar amounts in thousands, except per share data)                         3 Months Ended
                                                                               ---------------------------
                                                                                4/30/98            4/30/97
                                                                               --------           --------

Cash flows from operating activities
     Net income                                                                $    790           $    499
     Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                                 1,697              1,690
     Provision for doubtful accounts                                                139                120
     (Gain)/loss on sales of fixed assets                                            --                 --
     Change in assets and liabilities:
       Accounts and notes receivable                                              2,586              3,909
       Inventories                                                              (12,766)           (16,555)
       Prepaid expenses and deposits                                               (189)              (366)
       Income taxes receivable/payable                                              382                101
       Other assets                                                                 (55)               300
       Accounts payable and accrued expenses                                       (388)            (1,969)
                                                                               --------           --------

Net cash used In operating activities                                            (7,804)           (12,271)

Cash flows from investing activities
     Capital expenditures                                                        (2,974)            (1,698)
     Proceeds from sale of assets                                                    --                 --
     Net investment in life insurance                                              (760)              (699)
     Restricted short term investments                                               --                 (5)
                                                                               --------           --------

Net cash used in investing activities                                            (3,734)            (2,402)

Cash flows from financing activities
     Issuance of long-term debt                                                  11,597             15,398
     Repayment of long-term debt                                                   (185)              (123)
     Payment of cash dividend                                                      (179)              (148)
     Issuance of common stocks                                                       33                 --
     Loans to ESOP                                                                   17                138
                                                                               --------           --------

Net cash provided by financing activities                                        11,283             15,265

Net change in cash                                                                 (255)               592
Cash at beginning of quarter                                                      1,221                722
                                                                               --------           --------
Cash at end of quarter                                                         $    966           $  1,314
                                                                               ========           ========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 1998 and April 30, 1997


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1998.

Note 2.     Inventory

            Year-end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 1998. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.     Income Taxes

            The Company adopted Statement of Financial Accounting Standards
            (SFAS) No 109. Income taxes for the three month period ended April 30, 1998 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.     Significant Accounting Policies

            In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128, which replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of convertible securities. All prior year net income per share data has been restated in accordance with the new standard.

                                                                                      3 MONTHS ENDED
                                                                                4/30/98            4/30/97
                                                                              ------------------------------

Numerator:
    Net Income                                                                $  790,000          $  499,000

Denominator:
    Denominator for basic earnings
    per share - weighted - average                                             8,928,932           8,859,444
    shares

    Dilutive potential common shares                                             265,426             186,882
                                                                              ------------------------------

    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed
    conversions                                                                9,194,358           9,046,326
                                                                              ------------------------------

Basic earnings per share                                                      $     0.09          $     0.06
                                                                              ==============================

Diluted earnings per share                                                    $     0.09          $     0.06
                                                                              ==============================


In 1998, the Company adopted SFAS No, 130, "Reporting Comprehensive Income." The Statement established standards for the reporting and display of comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. The Company does not believe adoption of this SOP will have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information: SFAS 131 provides accounting guidance for reporting and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended January 31, 1999 and will be required for interim periods in 1999. The adoption of this SFAS has no impact on the way the Company reports or has reported its financial statements.

In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company beginning on February 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently capitalizes costs associated with software developed for its own use. The Company does not believe adoption of this SOP will have a material impact on the Company's future earnings or financial position.

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

Item 6. Exhibits and Reports on Form 8-K

             None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 1998, the Company earned a net profit from continuing operations of $790,000 on sales of $44,938,000 compared to a net profit from continuing operations of $499,000 on sales of $40,958,000 in the same period last year. Net income per share, assuming dilution, was $.09 for the first quarter of 1998 and $.06 for the first quarter of 1997, a 50 percent increase over the same period last year.

The volume of first quarter sales are consistent with Virco's seasonal business cycle which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The increase in sales compared to the prior year is attributable to increased volume, improved product mix and continued acceptance of our newer lines of furniture.

Marketing, general and administrative expense for the first quarter, as a percent of sales, remains at 29% compared to the same period last year. Interest expense decreased to $250,000 for the quarter compared to $487,000 in the same period last year, primarily due to lower average debt.

In May 1998, the Company reached an agreement to sell the manufacturing facility located in Southern Pines, NC. The sales price of the transaction is $1,000,000 with payment to be made at closing. In the first quarter, the Company made a $120,000 accrual for the anticipated loss on disposition of this property. The sale is closed in May 1998.

In addition to the above sale of Southern Pines, NC. manufacturing facility, the Company had resolved a long-standing dispute over pricing on deliveries made to the GSA at a cost of $200,000. The Company had previously established a reserve of $500,000 on this matter in recognition of the original GSA demand, which exceeded $1,000,000. This resolution will enable the Company to again participate in GSA contract business, as the Company had chosen not to participate in GSA contract business while the dispute was pending.

The combined effect of the disposition of Southern Pines, NC. manufacturing facility, GSA settlement and higher than normal training costs related to the implementation of the new business information system netted so that there is no first quarter earnings impact from these one time events.

Financial Condition:

As a result of seasonally low deliveries in the first quarter, accounts and notes receivable decreased by approximately $2,586,000 compared to January 31, 1998. Inventory was increased by nearly $12,766,000 compared to January 31, 1998 in anticipation of strong summer deliveries. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

Capital spending for the first quarter 1998 was $2,974,000 compared to $1,698,000 a year ago. As discussed in the Company's 1997 Annual Report, the Company initiated two large capital projects, which will have significant cash flow effects on the 1998 fiscal year. Budgeted capital expenditures for 1998 fiscal year include $25,000,000 for the Conway, AR expansion, $2,000,000 for the SAP Enterprise Resource Planning System and

$2,000,000 ongoing capital expenditures at the Torrance, CA facility. These capital investments are being financed through credit facilities established with Wells Fargo Bank and General Electric Capital Corporation.

Net cash flows used by operating activities totaled $7,804,000 compared to $12,271,000 a year ago. The net improvement in cash flows used by operating activities is primarily due to reduction in the amount of inventory accumulated during the first quarter. Long term debt was $20,892,000 as of April 30, 1998 compared to $36,787,000 the same period last year. The $15,895,000 reduction in long term debt is primarily due to the Company's improved profitability.

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," `expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, demand for the Company's products, and competitive conditions affecting selling prices and margins. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIRCO MFG. CORPORATION




Date: _________________________        By: _________________________________
                                           James R. Braam
                                           Vice President - Finance




Date: _________________________        By: _________________________________
                                           Robert E. Dose
                                           Corporate Controller