Form 10-Q
period 1998-07-31
VIRCO MFG CORPORATION
filed 1998-09-08
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended July 31, 1998              Commission File Number  1-8777

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                     95-1613718
   -------------------------------                        ----------------
   (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or organization)                        Identification No.)

      2027 Harpers Way, Torrance, CA                           90501
--------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (310) 533-0474

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


         The number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1998.

      Common Stock                                9,803,344 Shares *


* Adjusted for 10% stock dividend declared August 11, 1998, date of record September 4, 1998, payable September 30, 1998.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

              Condensed consolidated balance sheets - July 31, 1998 and January 31, 1998.

              Condensed consolidated statements of income - Three months ended July 31, 1998 and 1997.

              Condensed consolidated statements of income - Six months ended July 31, 1998 and 1997.

              Condensed consolidated statements of cash flows - Three months ended July 31, 1998 and 1997.

              Condensed consolidated statements of cash flows - Six months ended July 31, 1998 and 1997.

              Notes to condensed consolidated financial statements - July 31, 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.  Submission of matters to a vote of Security Holders.

     Item 6.  Exhibits & Reports on Form 8-K.

Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands)

            ASSETS                                   7/31/98           1/31/98
            ------                                   -------           -------
Current assets
    Cash                                            $   4,918         $   1,221

    Accounts and notes receivable                      45,017            26,942
      Less allowance for doubtful accounts               (430)             (100)
                                                    ---------         ---------
      Net accounts and notes receivable                44,587            26,842

    Inventories (note 2)
      Finished goods                                   34,076            25,467
      Work in process                                   8,471             8,739
      Raw materials and supplies                       10,109             9,656
                                                    ---------         ---------
      Total inventories                                52,656            43,862

    Prepaid expenses and deferred income tax            3,238             2,294
                                                    ---------         ---------
      Total current assets                            105,399            74,219


Property, plant & equipment
      Cost                                             79,862            75,754
      Less accumulated depreciation                   (37,003)          (36,385)
                                                    ---------         ---------
      Net property, plant & equipment                  42,859            39,369

Other assets                                            9,740             8,427
                                                    ---------         ---------
                                                    $ 157,998         $ 122,015
                                                    =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


      (Dollar amounts in thousands)

     LIABILITIES AND SHAREHOLDERS' EQUITY                                    7/31/98           1/31/98
     ------------------------------------                                    -------           -------
Current liabilities
    Checks released but not yet cleared bank                                $   4,460         $   3,200
    Accounts payable                                                           13,832            13,324
    Income taxes payable                                                        3,169                --
    Current maturities on long-term debt                                        3,400             3,442
    Other current liabilities                                                  10,859            10,221
                                                                            ---------         ---------
      Total current liabilities                                                35,720            30,187

Non-current liabilities
    Long term debt (less current portion)                                      33,879             9,459
    Other non-current liabilities                                               4,053             4,053
                                                                            ---------         ---------
      Total non-current liabilities                                            37,932            13,512

Deferred income taxes                                                             991               991

Shareholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or
      outstanding                                                                  --                --
    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 8,990,032 shares
      issued at 7/31/98 and 8,909,183 shares issued at 1/31/98                     90                89
    Additional paid-in capital                                                 50,673            50,301
    Retained earnings                                                          34,223            27,423
    Less treasury stock at cost (70,501 Shares)                                (1,419)             (172)
    Loan to ESOP trust                                                           (212)             (316)
                                                                            ---------         ---------
      Total shareholders' equity                                               83,355            77,325
                                                                            ---------         ---------
                                                                            $ 157,998         $ 122,015
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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

                                                                         3 Months Ended
                                                                         --------------
                                                                     7/31/98           7/31/97
                                                                     -------           -------
Net sales                                                         $    87,539        $    83,809
Cost of goods sold                                                     58,884             56,817
                                                                  -----------        -----------
      Gross profit                                                     28,655             26,992

Shipping, selling, general and administrative expense                  17,512             16,573
Provision for doubtful accounts                                           248                240
Provision for plant shut down                                              --              2,600
Interest expense                                                          530                760
                                                                  -----------        -----------
                                                                       18,290             20,173

Income before income taxes                                             10,365              6,819

Income taxes                                                            3,997              2,591
                                                                  -----------        -----------

      Net income                                                  $     6,368        $     4,228
                                                                  ===========        ===========

Earnings per share                                                        .65                .43
Earnings per share - assuming dilution                                    .63                .42

Weighted average shares outstanding (a)                             9,831,463          9,745,388
Weighted average shares outstanding- assuming dilution (a)         10,104,253         10,040,017

Dividend per share
Cash (a)                                                          $      .018        $      .015
Stock                                                                      --                 --


(a) Adjusted for 10% stock dividend declared August 11, 1998.



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



       (Dollar amounts in thousands, except per share data)

                                                                          6 Months Ended
                                                                          --------------
                                                                    7/31/98             7/31/97
                                                                    -------             -------
Net sales                                                         $   132,477        $   124,767
Cost of goods sold                                                     89,147             84,574
                                                                  -----------        -----------
      Gross profit                                                     43,330             40,193

Shipping, selling, general and administrative expense                  30,524             28,354
Provision for doubtful accounts                                           387                367
Provision for plant shut down                                              --              2,600
Interest expense                                                          780              1,247
                                                                  -----------        -----------
                                                                       31,691             32,568

Income before income taxes                                             11,639              7,625

Income taxes                                                            4,481              2,898
                                                                  -----------        -----------

      Net income                                                        7,158        $     4,727
                                                                  ===========        ===========

Earnings per share                                                        .73                .49
Earnings per share - assuming dilution                                    .71                .47

Weighted average shares outstanding (a)                             9,833,889          9,745,388
Weighted average shares outstanding- assuming dilution (a)         10,107,408         10,001,137

Dividend per share
Cash  (a)                                                         $      .036        $      .030
Stock                                                                      --                 --


(b) Adjusted for 10% stock dividend declared August 11, 1998.



The accompanying notes are an integral part of these condensed financial statements.

                    VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)

                                                                          3 Months Ended
                                                                          --------------
                                                                     7/31/98           7/31/97
                                                                     -------           -------
Cash flows from operating activities
    Net income                                                      $  6,368         $  4,228
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                       1,697            1,699
    Provision for doubtful accounts                                      248              214
    (Gain)/loss on sales of fixed assets                                 128               43
    Change in assets and liabilities:
      Accounts and notes receivable                                  (20,719)         (19,934)
      Inventories                                                      3,972            6,716
      Prepaid expenses and deposits                                     (755)            (188)
      Income taxes receivable/payable                                  2,787            1,866
      Other assets                                                      (267)              --
      Accounts payable and accrued expenses                            2,794            2,942
                                                                    --------         --------

Net cash used in operating activities                                 (3,747)          (2,414)

Cash flows from investing activities
    Capital expenditures                                              (4,968)          (1,304)
    Proceeds from sale of assets                                         930               --
    Net investment in life insurance                                    (230)             (11)
    Restricted short term investments                                     --              229
                                                                    --------         --------

Net cash used in investing activities                                 (4,268)          (1,086)

Cash flows from financing activities
    Issuance of long-term debt                                        13,152            4,514
    Repayment of long-term debt                                         (186)            (187)
    Payment of cash dividend                                            (179)            (148)
    Purchase of treasury stock                                          (950)              --
    Issuance of common stocks                                             43               54
    Loans to ESOP                                                         87             (334)
                                                                    --------         --------

Net cash provided by financing activities                             11,967            3,899

Net change in cash                                                     3,952              399
Cash at beginning of quarter                                             966            1,314
                                                                    --------         --------
Cash at end of quarter                                              $  4,918         $  1,713
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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)

                                                                           6 Months Ended
                                                                           --------------
                                                                     7/31/98          7/31/97
                                                                     -------          -------
Cash flows from operating activities
    Net income                                                      $  7,158         $  4,727
    Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                       3,394            3,389
    Provision for doubtful accounts                                      387              334
    (Gain)/loss on sales of fixed assets                                 128               43
    Change in assets and liabilities:
      Accounts and notes receivable                                  (18,132)         (16,025)
      Inventories                                                     (8,794)          (9,839)
      Prepaid expenses and deposits                                     (944)            (554)
      Income taxes receivable/payable                                  3,169            1,967
      Other assets                                                      (323)             299
      Accounts payable and accrued expenses                            2,406              974
                                                                    --------         --------

Net cash used in operating activities                                (11,551)         (14,685)

Cash flows from investing activities
    Capital expenditures                                              (7,942)          (3,002)
    Proceeds from sale of assets                                         930               --
    Net investment in life insurance                                    (990)            (710)
    Restricted short term investments                                     --              224
                                                                    --------         --------

Net cash used in investing activities                                 (8,002)          (3,488)

Cash flows from financing activities
    Issuance of long-term debt                                        24,749           19,911
    Repayment of long-term debt                                         (371)            (310)
    Payment of cash dividend                                            (358)            (296)
    Purchase of treasury stock                                          (950)              --
    Issuance of common stocks                                             76               54
    Loans to ESOP                                                        104             (195)
                                                                    --------         --------

Net cash provided by financing activities                             23,250           19,164

Net change in cash                                                     3,697              991
Cash at beginning of period                                            1,221              722
                                                                    --------         --------
Cash at end of period                                               $  4,918         $  1,713
                                                                    ========         ========



The accompanying notes are an integral part of these condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1998 and July 31, 1997


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1998.

Note 2.       Inventory

              Year-end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 1998. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.       Income Taxes

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No 109. Income taxes for the six month period ended July 31, 1998 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

                                                            3 MONTHS ENDED                   6 MONTHS ENDED
                                                       -----------------------          ----------------------
                                                        7/31/98        7/31/97          7/31/98        7/31/98
                                                        -------        -------          -------        -------
Numerator:
    Net Income                                       $ 6,367,000     $ 4,228,000     $ 7,157,000     $ 4,727,000

 Denominator:
    Denominator for basic earnings
    per share - weighted-average                       9,831,463       9,745,388       9,833,889       9,745,388
    shares

    Dilutive potential common shares
                                                         272,790         294,629         273,519         255,749
                                                     -----------     -----------     -----------     -----------

    Denominator for diluted earnings per share -
    adjusted weighted-average shares and assumed      10,104,253      10,040,017      10,107,408      10,001,137
    conversions

Basic earnings per share                             $      0.65     $      0.43     $      0.73     $      0.49

Diluted earnings per share                           $      0.63     $      0.42     $      0.71     $      0.47


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for the Company for all fiscal quarters of fiscal years beginning February 1, 2001. The adoption of this SFAS has no impact on the way the Company reports or has reported its financial statements.

                                     PART II

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information



Item 4.  Submission of matters to a vote of Security Holders

         The following is a description of matters submitted to a vote of registrant's stockholders at the annual Meeting of Stockholders held June 23, 1998.

         Election of three directors whose term expire in 2001.

                                                                      Votes For
                                                                      ---------
                  George W. Ott                                       7,466,002
                  John H. Stafford                                    7,462,211
                  Douglas A. Virtue                                   7,460,860

                  Approval to amend the Company's Certificate         5,836,155
                  of Incorporation to increase the number of
                  authorized shares of common stocks.

Item 6. Exhibits and Reports on Form 8-K

                  None

                             VIRCO MFG. CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 1998, the Company earned a net profit of $6,368,000 on sales of $87,539,000 compared to a net income of $4,228,000 on sales of $83,809,000 in the same period last year. Earnings were $.63 per share compared to $.42 per share in the same period last year, after giving effect to the 10% stock dividend declared August 11, 1998. For the six month period ended July 31, 1998, the Company earned a net profit of $7,158,000 on sales of $132,477,000 compared to a net profit of $4,727,000 on sales of $124,767,000 in the same period prior year. Earnings were $.71 per share compared to $.47 per share in the same period prior year, after giving effect to the 10% stock dividend declared August 11, 1998. Included in the second quarter results for last year was a pre-tax loss of $2.6 million incurred from the Company's decision to shutdown the manufacturing facility of the Company's Mexican subsidiary.

The second quarter and year-to-date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. However, the educational market are experiencing an increase in seasonality, as more school customers require deliveries closer to the beginning of the school year, which falls in the Company's third quarter. The increase in sales for the second quarter and for the year compared to the prior year is attributable to increases in volume combined with selected price increases. For the six months ended July 31, 1998, incoming orders have increased by 7%, and at July 31, 1998, sales backlog was 16% greater than at the same time last year.

Gross profits for the second quarter and year-to-date, as a percent of sales, improved slightly to 33% from 32% to the same periods prior year. The improvement in gross profit is in line with the management's expectations.

Marketing, general and administrative expense for the second quarter and year-to-date, as a percent of sales, remains at 21% and 24%, respectively, compared to the same periods last year. Interest expense for the second quarter and year-to-date, decreased by $230,000 and $467,000, respectively, compared to the same periods last year. The decrease in interest expense is due to lower average debt.

In May 1998, the Company reached an agreement to sell the manufacturing facility located in Southern Pines, NC. The sales price of the transaction is $1,000,000 with payment to be made at closing. In the first quarter, the Company made a $120,000 accrual for the anticipated loss on disposition of this property. The sale is closed in May 1998.

In addition to the above sale of Southern Pines, NC. manufacturing facility, the Company had resolved a long-standing dispute over pricing on deliveries made to the GSA at a cost of $200,000 during the first quarter ended April 30, 1998. The Company had previously established a reserve of $500,000 on this matter in recognition of the original GSA demand, which exceeded $1,000,000. This resolution will enable the Company to again participate in GSA contract business, as the Company had chosen not to participate in GSA contract business while the dispute was pending.

Financial Condition:

As a result of seasonally high sales activity, accounts receivable increased by $18,600,000 compared to January 31, 1998. In anticipation of strong third quarter educational deliveries, inventory at July 31, 1998 increased by

$8,794,000 compared to January 31, 1998. The increases in receivable and inventory were financed through increased borrowings under our revolving line of credit with Wells Fargo Bank.

Capital spending for the six-month end July 31, 1998 was $7,942,000 compared to $3,002,000 for the same period last year. As discussed in the Company's 1997 Annual Report, the Company initiated two large capital projects, which will have significant cash flow effects on the 1998 fiscal year. Budgeted capital expenditures for 1998 fiscal year include $25,000,000 for the Conway, AR expansion, $2,000,000 for the SAP Enterprise Resource Planning System and $2,000,000 ongoing capital expenditures at the Torrance, CA facility. These capital investments are being financed through credit facilities established with Wells Fargo Bank, General Electric Capital Corporation and internally generated funds. At July 31, 1998, the Company had approximately $18,694,000 available under its credit facility with Wells Fargo Bank and $9,200,000 available under its equipment credit facility with General Electric Capital Corporation.

Net cash flows used in operating activities for the second quarter and for the six-month ended July 31, 1998 totaled $3,747,000 and $11,551,000, respectively, compared to $2,414,000 and $14,685,000, respectively, for the same periods last year. The net $3,134,000 improvement in cash flows used by operating activities for the six-month period ended July 31, 1998 compared to the same period prior year, is primarily due to the Company's improved profits and increased account payables offset by increased account receivables. Long term debt was $33,879,000 as of July 31, 1998 compared to $41,114,000 for the same period last year. The $7,235,000 reduction in long term debt is primarily due to the Company's improved profitability.

The Company completed an assessment of its information systems in early 1997. The Company's legacy mainframe system would require modification to be Y2K compliant. The cost of these modifications was estimated to be approximately $200,000. As part of this assessment, the Company reviewed various software packages that would be Y2K compliant and improve our information system capabilities. After extended review, the Company determined that the benefits attainable by implementing an enterprise resource planning system justified the additional cost of acquiring and implementing such a system.

In August 1997, the Board of Directors approved the implementation of an SAP Enterprise Resources Planning System. This implementation was started in October 1997. The go-live date of this system will be timed to coincide with a slow period of the Company's seasonal business cycle, and is expected to occur towards the beginning of fiscal year 1999. For the six-month ended July 31, 1998, the Company had incurred approximately $270,000 in training costs.

The SAP implementation and any required modifications to production or communication equipment are expected to complete by the beginning of fiscal year 1999. The Company believes that by implementing the SAP system and any required equipment modifications, the Y2K issue will not pose significant operational problems for the Company. If the implementation of the SAP Enterprise Resources Planning system or modification to the legacy system is not made on a timely basis, the Y2K issue could have a material effect on operations.

The project costs and the date on which the Company believes it will complete the Y2K issues are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause such differences include but are not limited to, the availability and cost of personnel, the amount of custom modifications and number of modules implemented in the SAP, and the need to modify or replace communication or manufacturing equipment.

The Company is also continuing its efforts to assess the Y2K compliance with key supplier, customers and service providers. Based on management's best estimates, to the extent that the Company vendors and customers fail to complete Y2K work in a timely manner, it could adversely affect the Company's operations, such as, but not limited to, delays in shipment of products or delivery of services leading to lost revenues, increased operating costs, loss of customers or suppliers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract.

At the April 21, 1998 Board of Directors' meeting, the Board authorized a stock re-purchase program under which the Company may re-purchase shares of its outstanding common stock for an aggregate purchase price of up to $5,000,000. The stock re-purchase may be made from time to time at prevailing prices over the subsequent twelve months, by purchases on the market or in private transactions. Any shares re-purchased will be available for re-issuance in connection with the Company's stock option plans or for other corporate purposes. During the second quarter of 1998, the Company purchased 37,900 shares of its common stock for $950,000 at an average re-purchase price of $25.07 per share.

On August 11, 1998, the Company's Board of Directors authorized a 10% stock dividend, payable on September 30, 1998 to stockholders of record September 4, 1998. This resulted in the issuance of 891,213 additional shares of common stock as of September 4, 1998. All per share and weighted average share amounts have been restated to reflect this stock dividend. At the same meeting, the Board also authorized a $.02 per share cash dividend, payable on October 30, 1998 to shareholders on record October 9, 1998.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank and General Electric Capital Corporation, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, demand for the Company's products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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


                                       VIRCO MFG. CORPORATION




Date:                                  By:
     -----------------------------        --------------------------------------
                                          Robert E.Dose
                                          Vice President - Finance




Date:                                  By:
     -----------------------------        --------------------------------------
                                          Bassey Yau
                                          Corporate Controller