Form 10-Q
period 1998-10-31
VIRCO MFG CORPORATION
filed 1998-12-14
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended   October 31, 1998      Commission File Number  1-8777

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


        The number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998.

               Common Stock                        9,898,855 Shares *


* Adjusted for 10% stock dividend declared August 11, 1998, date of record September 4, 1998, payable September 30, 1998.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information

    Item 1.    Financial Statements (unaudited)

               Condensed consolidated balance sheets - October 31, 1998 and January 31, 1998.

               Condensed consolidated statements of income - Three months ended October 31, 1998 and 1997.

               Condensed consolidated statements of income - Nine months ended October 31, 1998 and 1997.

               Condensed consolidated statements of cash flows - Three months ended October 31, 1998 and 1997.

               Condensed consolidated statements of cash flows - Nine months ended October 31, 1998 and 1997.

               Notes to condensed consolidated financial statements - October 31, 1998.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

    Item 4.    Submission of matters to a vote of Security Holders.

               None

    Item 6.    Exhibits & Reports on Form 8-K.

               None

Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

    (Dollar amounts in thousands)

         ASSETS                                   10/31/98         1/31/98
         ------                                  ---------       ----------
Current assets
   Cash                                          $   1,451       $   1,221

   Accounts and notes receivable                    41,125          26,942
     Less allowance for doubtful accounts             (751)           (100)
                                                 ---------       ---------
     Net accounts and notes receivable              40,374          26,842

   Inventories (note 2)
     Finished goods                                 21,785          25,467
     Work in process                                 6,331           8,739
     Raw materials and supplies                      8,378           9,656
                                                 ---------       ---------
     Total inventories                              36,494          43,862

   Prepaid expenses and deferred income tax          4,541           2,294
                                                 ---------       ---------
     Total current assets                           82,860          74,219


Property, plant & equipment
     Cost                                           89,208          75,754
     Less accumulated depreciation                 (39,329)        (36,385)
                                                 ---------       ---------
     Net property, plant & equipment                49,879          39,369

Other assets                                         9,818           8,427
                                                 ---------       ---------
                                                 $ 142,557       $ 122,015
                                                 =========       =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


    (Dollar amounts in thousands)

         LIABILITIES AND SHAREHOLDERS' EQUITY                                    10/31/98         1/31/98
         -----------------------------------                                     -------          -------
Current liabilities
   Checks released but not yet cleared bank                                     $   6,454       $   3,200
   Accounts payable                                                                11,105          13,324
   Income taxes payable                                                             3,211              --
   Current maturities on long-term debt                                             1,904           3,442
   Other current liabilities                                                       14,240          10,221
                                                                                ---------       ---------
     Total current liabilities                                                     36,914          30,187

Non-current liabilities
   Long term debt (less current portion)                                           11,184           9,459
   Other non-current liabilities                                                    4,053           4,053
                                                                                ---------       ---------
     Total non-current liabilities                                                 15,237          13,512

Deferred income taxes                                                                 991             991

Shareholders' equity
   Preferred stock:
     Authorized 3,000,000 shares, $.01 par value; none issued
     or outstanding                                                                    --              --
   Common stock:
     Authorized 25,000,000 shares, $.01 par value; 9,889,415 shares issued at 10/31/98 and 8,909,183 shares issued at
     1/31/98                                                                           99              89
   Additional paid-in capital                                                      50,937          50,301
   Retained earnings                                                               41,128          27,423
   Less treasury stock at cost (119,801 Shares)                                    (2,466)           (172)
   Loan to ESOP trust                                                                (283)           (316)
                                                                                ---------       ---------
     Total shareholders' equity                                                    89,415          77,325
                                                                                ---------       ---------
                                                                                $ 142,557       $ 122,015
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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)
                                                                       3 Months Ended
                                                                       --------------
                                                                  10/31/98           10/31/97
                                                                -----------       ------------
Net sales                                                       $    92,691       $    87,239
Cost of goods sold                                                   60,315            58,806
                                                                -----------       -----------
     Gross profit                                                    32,376            28,433

Shipping, selling, general and administrative expense                19,860            16,711
Provision for doubtful accounts                                         217               286
Provision for plant shut down                                            --                --
Interest expense                                                        423               407
                                                                -----------       -----------
                                                                     20,500            17,404

Income before income taxes                                           11,876            11,029

Income taxes                                                          4,572             4,264
                                                                -----------       -----------

     Net income                                                 $     7,304       $     6,765
                                                                ===========       ===========

Earnings per share (a)                                          $       .75       $       .69
Earnings per share - assuming dilution (a)                      $       .73       $       .67

Weighted average shares outstanding (a)                           9,791,424         9,745,388
Weighted average shares outstanding- assuming dilution (a)       10,043,984        10,102,730

Dividend per share
Cash (a)                                                        $       .02       $       .02
Stock                                                                    10%      2 for 3 split


(a) Adjusted for 10% stock dividend declared August 11, 1998.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)
                                                                           9 Months Ended
                                                                           ---------------
                                                                    10/31/98           10/31/97
                                                                   -----------       ------------
Net sales                                                          $   225,168       $   212,006
Cost of goods sold                                                     149,462           143,380
                                                                   -----------       -----------
     Gross profit                                                       75,706            68,626

Shipping, selling, general and administrative expense                   50,384            45,065
Provision for doubtful accounts                                            604               653
Provision for plant shut down                                               --             2,600
Interest expense                                                         1,203             1,654
                                                                   -----------       -----------
                                                                        52,191            49,972

Income before income taxes                                              23,515            18,654

Income taxes                                                             9,053             7,162
                                                                   -----------       -----------

     Net income                                                    $    14,462       $    11,492
                                                                   ===========       ===========

Earnings per share (a)                                             $      1.48       $      1.18
Earnings per share - assuming dilution (a)                         $      1.44       $      1.14

Weighted average shares outstanding (a)                              9,774,687         9,745,388
Weighted average shares outstanding- assuming dilution (a)          10,048,982        10,044,642

Dividend per share
Cash  (a)                                                          $       .06       $       .05
Stock                                                                       10%      2 for 3 split

(b) Adjusted for 10% stock dividend declared August 11, 1998

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

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)                 3 Months Ended
                                                                     --------------

                                                                 10/31/98       10/31/97
                                                                ---------       --------
Cash flows from operating activities
   Net income                                                    $  7,304       $  6,765
   Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                     2,328          1,948
   Provision for doubtful accounts                                    217            333
   Gain on sales of fixed assets                                       --           (604)
   Change in assets and liabilities:
     Accounts and notes receivable                                  3,996          5,072
     Inventories                                                   16,162         15,017
     Prepaid expenses and deposits                                 (1,303)          (462)
     Income taxes receivable/payable                                   42            946
     Other assets                                                     (33)          (209)
     Accounts payable and accrued expenses                          2,648          2,301
                                                                 --------       --------

Net cash provided by operating activities                          31,361         31,107

Cash flows from investing activities
   Capital expenditures                                            (9,348)        (3,531)
   Proceeds from sale of assets                                        --          2,259
   Net investment in life insurance                                   (45)           (63)
   Restricted short term investments                                   --             (6)
                                                                 --------       --------

Net cash used in investing activities                              (9,393)        (1,341)

Cash flows from financing activities
   Repayment of long-term debt                                    (24,191)       (29,887)
   Payment of cash dividend                                          (195)          (177)
   Purchase of treasury stock                                      (1,047)            --
   Issuance of common stocks                                           69            100
   Loans to ESOP                                                      (71)           (48)
                                                                 --------       --------

Net cash used in financing activities                             (25,435)       (30,012)

Net change in cash                                                 (3,467)          (246)
Cash at beginning of quarter                                        4,918          1,713
                                                                 --------       --------
Cash at end of quarter                                           $  1,451       $  1,467
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

                             VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (note 1)

(Dollar amounts in thousands, except per share data)                9 Months Ended
                                                                    --------------
                                                                 10/31/98       10/31/97
                                                                 --------       ---------
Cash flows from operating activities
   Net income                                                    $ 14,462       $ 11,492
   Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                     5,721          5,337
   Provision for doubtful accounts                                    604            667
   (Gain)/loss on sales of fixed assets                               129           (561)
   Change in assets and liabilities:
     Accounts and notes receivable                                (14,136)       (10,953)
     Inventories                                                    7,368          5,178
     Prepaid expenses and deposits                                 (2,247)        (1,016)
     Income taxes receivable/payable                                3,211          2,913
     Other assets                                                    (356)            90
     Accounts payable and accrued expenses                          5,054          3,275
                                                                 --------       --------

Net cash provided by operating activities                          19,810         16,422

Cash flows from investing activities
   Capital expenditures                                           (17,290)        (6,533)
   Proceeds from sale of assets                                       930          2,259
   Net investment in life insurance                                (1,035)          (773)
   Restricted short term investments                                   --            218
                                                                 --------       --------

Net cash used in investing activities                             (17,395)        (4,829)

Cash flows from financing activities
   Issuance of long-term debt                                       2,825             --
   Repayment of long-term debt                                     (2,638)       (10,286)
   Payment of cash dividend                                          (553)          (473)
   Purchase of treasury stock                                      (1,997)            --
   Issuance of common stocks                                          145            154
   Loans to ESOP                                                       33           (243)
                                                                 --------       --------

Net cash used in financing activities                              (2,185)       (10,848)

Net change in cash                                                    230            745
Cash at beginning of period                                         1,221            722
                                                                 --------       --------
Cash at end of period                                            $  1,451       $  1,467
                                                                 ========       ========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1998 and October 31, 1997


Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended January 31, 1998.

Note 2.    Inventory

           Year-end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 1998. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.    Income Taxes

           The Company adopted Statement of Financial Accounting Standards
           (SFAS) No 109. Income taxes for the nine-month period ended October 31, 1998 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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


                                                     3 MONTHS ENDED              9 MONTHS ENDED
                                                     --------------              --------------
                                               10/31/98       10/31/97       10/31/98       10/31/97
                                               --------       --------       --------       --------
    Numerator:
        Net Income                             $7,304,000     $6,765,000    $14,462,000    $11,492,000

     Denominator:
        Denominator for basic earnings
       per                 share -              9,791,424      9,745,388      9,774,687      9,745,388
       weighted - average shares

        Dilutive potential common shares
                                                  252,560        357,342        274,295        299,254
                                               ----------    -----------     ----------     ----------

       Denominator for diluted earnings
       per   share - adjusted                  10,043,984     10,102,730     10,048,982     10,044,642
       weighted-average shares and
       assumed conversions

    Basic earnings per share                   $     0.75    $      0.69     $     1.48     $     1.18

    Diluted earnings per share                 $     0.73    $      0.67     $     1.44     $     1.14


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

                             VIRCO MFG. CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter of 1998, the Company earned a net profit of $7,304,000 on sales of $92,691,000 compared to a net income of $6,765,000 on sales of $87,239,000 in the same period last year. Earnings were $.73 per share compared to $.67 per share in the same period last year, after giving effect to the 10% stock dividend declared August 11, 1998. For the nine-month period ended October 31, 1998, the Company earned a net profit of $14,462,000 on sales of $225,168,000 compared to a net profit of $11,492,000 on sales of $212,006,000 in the same period prior year. Earnings were $1.44 per share compared to $1.14 per share in the same period prior year, after giving effect to the 10% stock dividend declared August 11, 1998. Included in the nine-month period ended October 31, 1998 results were a pre-tax charge of $300,000, recorded in the third quarter, to cover severance and other costs related to the Company's decision to close two distribution centers and a $120,000 pre-tax charge, recorded in the first quarter, for the anticipated loss on disposition of the So. Pines, NC property. The year-to-date results of last year included a pre-tax charge of $2.6 million, recorded in the second quarter, to cover severance and other costs related to the shutdown of the Company's manufacturing facility in Mexico.

The third quarter and year-to-date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. In recent years, the educational markets are experiencing an increase in seasonality, as more school customers require deliveries closer to the beginning of the school year, which falls in the Company's third quarter. The increase in sales for the third quarter and for the year compared to the prior year is attributable to increases in volume combined with selected price increases. It also reflects stronger acceptance of our newer lines of product. For the nine-month period ended October 31, 1998, incoming orders have increased by 7%, and at October 31, 1998, sales backlog was 18% greater than at the same time last year.

Gross profits for the third quarter and year-to-date, as a percent of sales, improved by 2% compared to the same periods last year. The improvement in gross profit is attributable to both stable material costs and increased sales of newer product lines, which typically generate higher margin. In addition, in the fourth quarter of last year, the Company terminated relationships with several education dealers and hired direct sales representatives for the territories affected. This contributed to higher margins to sales in these territories offset by increased selling costs.

Marketing, general and administrative expense for the third quarter and year-to-date, as a percent of sales, were at 22% and 23%, respectively, compared to 20% and 22% the same periods last year. The increase in S, G & A was due to additional selling costs and Information Technology expenses relating to the Y2K project.

Interest expense for the third quarter was about the same compared to the same period last year and decreased by $451,000 for the nine-month period ended October 31, 1998 compared to the same period last year, primarily due to lower average debt balances.

During the first quarter ended April 30, 1998, the Company had resolved a long-standing dispute over pricing on deliveries made to the GSA at a cost of $200,000. The Company had previously established a reserve of $500,000 on this matter in recognition of the original GSA demand, which exceeded $1,000,000. This resolution will enable the Company to again participate in GSA contract business, as the Company had chosen not to participate in GSA contract business while the dispute was pending.

In November 1998, the Company announced the shutdown of two distribution centers. As previously stated, the third quarter results included a $300,000 pre-tax charge to cover severance and other costs related to the shutdowns. Despite the short-term costs related to these closings, experience has shown that the consolidation and expansion of inventories in fewer facilities has provided many longer-term benefits for the Company, including improved customer service, increased efficiencies and reduced operating expenses. Since 1993, Virco has closed nine other regional facilities throughout the nation. Our remaining facilities are strategically positioned to deliver optimum service on a more consistently economical basis. These shutdowns are scheduled to be finalized before February of next year.

The Conway Division's expansion and reconfiguration project continues to progress on schedule. We anticipate that limited production in the new manufacturing facility will begin during the first quarter of 1999. While the new factory's initial operation at lower output levels could have an unfavorable effect on 1999 earnings, its increased manufacturing capacity and improved operational efficiencies are key aspects of our ongoing efforts to enhance long-term profitability. The new factory is intended to emphasize production of our newer furniture lines, another important element of our strategy.

In November 1998, the Company decided to discontinue approximately $5 million in annual volume sold to a large mass merchant. This is a continuation of our successful strategy to raise margins by focusing on the development of more profitable business.

Financial Condition:

Our credit agreement with Wells Fargo Bank, which expires on October 1,1998, was amended to extend the expiration date to October 1, 2001. The amended line of credit will continue to provide loans at the Wells Fargo prime interest rate, but also allows the Company the option to borrow under 30, 60 and 90 days fixed term rate at LIBOR plus 1.25%. The terms and conditions are substantially unchanged with a $50,000,000 line of credit from October 1, 1998 through and including April 30, 1999, not to exceed at any time the aggregate principal amount of $60,000,000 from May 1, 1999 through and including October 31, 1999, and not to exceed at any time the aggregate principal amount of $50,000,000 from November 1, 1999 through and including October 1, 2001. At October 31, 1998, the Company had approximately $41,939,000 available under its credit facility with Wells Fargo Bank.

As a result of seasonally high sales activity, accounts receivable increased by $14,183,000 compared to January 31, 1998. Inventory at October 31, 1998 decreased by $7,368,000 compared to January 31, 1998 due to seasonally high third quarter shipments.

Capital spending for the nine-month period ended October 31, 1998 was $17,290,000 compared to $6,533,000 for the same period last year. The $10,757,000 increase in capital spending is due to two large capital projects in progress, which have significant cashflow requirements on the 1998 fiscal year. As discussed in the Company's 1997 Annual Report, planned capital expenditures for 1998 fiscal year include the Conway, AR expansion and the implementation of the SAP Enterprise Resource Planning System. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank, General Electric Capital Corporation and internally generated funds. At October 31, 1998, the Company had approximately $41,939,000 available under its credit facility with Wells Fargo Bank and $7,729,000 available under its equipment credit facility with General Electric Capital Corporation.

Net cash flows provided by operating activities for the third quarter and for the nine-month period ended October 31, 1998 totaled $31,361,000 and $19,810,000, respectively, compared to $31,107,000 and $16,422,000, respectively, for the same periods last year. The net $3,388,000 improvement in cash flows provided by operating activities for the nine-month period ended October 31, 1998 compared to the same period prior year, is primarily due to the Company's improved profits and increased account payables offset by increased account receivables. Long term debt was $11,184,000 as of October 31, 1998 compared to $9,732,000 for the same period last year.

At the April 21, 1998 Board of Directors' meeting, the Board authorized a stock re-purchase program under which the Company may re-purchase shares of its outstanding common stock for an aggregate purchase price of up to $5,000,000. The stock re-purchase may be made from time to time at prevailing prices over the subsequent twelve months, by purchases on the market or in private transactions. Any shares re-purchased will be available for re-issuance in connection with the Company's stock option plans or for other corporate purposes. For the nine-month period ended October 31, 1998, the Company purchased 91,750 shares of its common stock for $1,997,000 at an average re-purchase price of $21.77 per share, after giving effect to the 10% stock dividends declared on August 11, 1998.

On August 11, 1998, the Company's Board of Directors authorized a 10% stock dividend, payable on September 30, 1998 to stockholders of record September 4, 1998. This resulted in the issuance of 891,213 additional shares of common stock as of September 4, 1998. All per share and weighted average share amounts have been restated to reflect this stock dividend. At the same meeting, the Board also authorized a $.02 per share cash dividend, payable on October 30, 1998 to shareholders on record October 9, 1998. For the nine-month period ended October 31, 1998, the Company paid $553,000 in cash dividends.

The Company believes that cash flow from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank and General Electric Capital Corporation, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

Year 2000 Compliance:

The Company completed an assessment of its information systems in early 1997. The Company's legacy mainframe system would require modifications to be Y2K compliant. The cost of these modifications was estimated to be approximately $200,000. As part of this assessment, the Company reviewed various software packages that would be Y2K compliant and improve the Company's information system capabilities. After extended review, the Company determined that the benefits attainable by implementing an enterprise resource planning system justified the additional cost of acquiring and implementing such a system.

In August 1997, the Board of Directors approved the implementation of an SAP Enterprise Resources Planning System. This implementation was started in October 1997 and is projected to be completed by the first half of fiscal year 1999. The Company believes that by implementing the SAP system and any required equipment modifications, the Y2K issue will not pose significant operational problems for the Company. The Company believes it has completed approximately 70% of the necessary internal software and hardware implementation required to be Y2K compliant and a contingency plan is being developed. If the Company's critical systems are not Y2K compliant by mid-1999, the contingency plan will be initiated. The total gross cost of the Y2K project is estimated at $7 million. Approximately 85% of the total gross costs relate to hardware, software and other fixed assets, which will be capitalized, with the training costs being expensed as incurred. For the nine-month period ended October 31, 1998, the Company had incurred approximately $403,000 in training costs.

The Company initiated formal communications with significant production suppliers and service providers in mid-1998. As of October 31, 1998, the Company has received responses from most suppliers and service providers, predominantly with favorable self-assessment ratings. The Company has not and does not expect to communicate with customers as the Company has numerous customers upon which no one customer is material to the Company's business.

The primary risk to the Company is that federal and state government agencies, which provide significant funding to public school systems, will not be Y2K compliant, and that funding is not passed on to local publicly funded school districts. In the third quarter of 1999, the Company initiated, but has not yet completed a review of production and other equipment. The review is expected to be completed by the end of the first fiscal quarter in 1999.

To the extent that the Company, its major vendors fail to complete Y2K work in a timely manner, could adversely affect the Company's operations, such as, but not limited to, delays in manufacture and shipment of products or delivery of services leading to lost revenues, increased operating costs, loss of customers or suppliers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract. It is difficult for the Company to assess the impact if any of these entities fail to be Y2K complaint. The project costs and the date on which the Company believes it will complete the Y2K issues are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause such differences include but are not limited to, the availability and cost of personnel, the amount of custom modifications and number of modules implemented in the SAP, and the need to modify or replace communication or manufacturing equipment.


Forward-Looking Statements:

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases; oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," `expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, demand for the Company's products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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

                                            VIRCO MFG. CORPORATION



Date:                                       By:
        ----------------------------            -------------------------------
                                                Robert E. Dose
                                                Vice President - Finance



Date:                                       By:
        ----------------------------            -------------------------------
                                                 Bassey Yau
                                                 Corporate Controller