Form 10-K405
period 1999-01-31
VIRCO MFG CORPORATION
filed 1999-04-30
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended January 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________.

                          Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              95-1613718
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


     2027 Harpers Way, Torrance, CA                                     90501
----------------------------------------                              ----------
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 20, 1999, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $171,231,588.

The number of shares of Common Stock outstanding at April 20, 1999, was 9,512,866 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 14, 1999, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 1999 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Caption                                                                                           Page
-------                                                                                           ----
                                        PART I

Item 1.    Business..................................................................................4

Item 2.    Properties................................................................................6

Item 3.    Legal Proceedings.........................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders.......................................8

                                       PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters......................9

Item 6.    Selected Financial Data...................................................................9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....9

Item 8.    Financial Statements and Supplementary Data...............................................9

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....9

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant.......................................10

Item 11    Executive Compensation...................................................................11

Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................11

Item 13.   Certain Relationships and Related Transactions...........................................11

                                       PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................12

                                     PART I


Item 1. Business

Introduction

        Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design, production, and distribution of quality furniture for the contract and education markets worldwide. Forty-nine years of manufacturing has resulted in a wide product line targeted for both education and commercial markets. Over these years, Virco has developed several core competencies that position the Company to service its selected markets. Included in these competencies is what we believe to be the largest direct sales force in the education market, where our primary competitors rely upon distributorships.

        The trend in educational sales is becoming increasingly seasonal. The ability to forecast, finance, manufacture, and warehouse furniture for this narrow delivery window is a significant competency, which gives the Company a competitive advantage in this market niche. The Company has approximately one million square feet of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 47% of total sales are delivered in July, August, September, and October with an even higher portion of educational sales delivered in that period.

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

        The Company has continued to make significant capital investments in the Conway, Arkansas manufacturing facility, which services the eastern region of the United States. The main manufacturing plant was expanded in 1991 and again in 1993. Capital spending at this facility of nearly $5,700,000 in 1996, $6,100,000 in 1997 and $8,700,000 in 1998.

        In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway, Arkansas, which will support up to 1,700,000 square feet of manufacturing, warehousing, office, and showroom facilities. For a more detailed discussion on this expansion project, please refer to the MD&A section of the Company's 1998 annual report and the Property section of the Form 10-K.


Principal Products

        The Company offers the broadest line of furniture for the K-12 market of any Company in the United States. The Company also provides a variety of products for the preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. These products include a variety of student and teacher desks, chairs, computer stations, folding and adjustable height tables, mobile tables, mobile cabinets, and folding and stacking chairs for cafeteria and auditorium seating. The Company also produces a variety of tables, chairs, and storage equipment designed primarily for the hospitality market, convention centers, churches, and corporate and government facilities.

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

Marketing and Distribution

        The educational product line is marketed through what we believe to be the largest direct sales force in the educational furniture industry. During the fourth quarter of 1997, Virco terminated distribution arrangements with several major educational dealerships and increased the size of the direct sales force to cover these territories. Virco has historically increased both sales and margins in territories where our direct sales force has replaced educational dealerships. The sales force calls directly upon school business officials, who can include purchasing agents or individual school principals where site based management is practiced. During the fourth quarter of 1998, the Company hired several education sales representatives dedicated to the college and university markets. Our direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

        Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Company representatives call directly upon convention centers, individual hospitality installations, and to mass merchants. Sales to this market include preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

        Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.


Other Matters

        Foreign Operation Information

        Foreign operation information attributable to the Company's operations for the years ended January 31, 1999, 1998 and 1997, which appear in
        Note 9 of the consolidated financial statements included in Virco Mfg. Corporation's Annual Report to Stockholders for 1998, is incorporated by reference in this Form 10-K Annual Report.

        Competition

        The Company has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell Corporation, Royal, Smith Systems, Scholarcraft, Fleetwood, and Irwin Seating Co. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger Metal Products, Inc., Globe, MTS, Mity Lite, and Shelby Williams Industries, Inc.

        Backlog

        Sales order backlog for continuing operations of the consolidated companies at January 31, 1999, totaled $12.0 million and approximates three weeks of sales, compared to $11.8 million at January 31, 1998, and $9.6 million at January 31, 1997.

        Patents and Trademarks

        Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

        Employees

        Virco Mfg. Corporation and its Subsidiaries employ approximately 2,373 full-time employees at various locations. Of this number, approximately 2,100 are involved in manufacturing and distribution, 201 in sales and marketing and 72 in administrative.

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

Item 2. Properties

        Torrance, California

        The Company leases a 560,000 square feet office, manufacturing and warehousing facility located on 23.5 acres of land. This facility is occupied under a ten-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the Corporate headquarters, the West Coast showroom, and all West Coast distribution operations. In addition, the Company owns a 200,000 square feet warehouse located on 8.5 acres of land in Torrance, California. This warehouse is held as rental property and is leased under a five-year lease expiring January 2001.

        Los Angeles, California

        The Company owns a 160,000 square feet manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility is held as rental property and is leased under a 15-year lease expiring September 2010.

        Conway, Arkansas

        The Company is currently expanding manufacturing operations and consolidating distribution facilities in Conway, Arkansas. During 1997 and 1998, the Company acquired approximately 100 acres of land. A long-term master plan was developed for this site, which will allow up to 1,700,000 square feet of manufacturing, warehousing, and office space. During 1998, the Company constructed a 400,000 square feet manufacturing facility, which initiated production in March 1999. In addition to the production facility, the Company initiated development of an 800,000 square feet distribution facility. This facility will be constructed in two 400,000 square feet segments, and is anticipated to be completed in fall 1999 and spring 2000 respectively.

        During 1998 the Company operated three manufacturing facilities, two of which were owned and one leased. The main plant features approximately 350,000 square feet of building located on nearly 18 acres of land. A second facility consists of 155,000 square feet of building located on approximately 7 acres of land. Subsequent to year-end, the production equipment from this location was moved to the new facility described above, and this building was converted to a warehouse. A third 200,000 square feet facility, used for the production and storage of plastic components, is occupied under a ten-year lease expiring in March of 2008.

        In addition to the production facilities described above, the Company leases three finished goods warehouses. The first consists of 250,000 square feet of warehouse space located on 11 acres of land. This warehouse is occupied under a lease expiring in December 1999. A second warehouse has a 310,000 square feet building, which is occupied under leases expiring from September 1999 to December 1999. A third facility is an 87,000 square feet facility, which is leased on a month to month basis. A fourth facility, owned by the Company, consists of 60,000 square feet of building on 4.5 aces of land. All of these warehousing facilities will be consolidated in the 800,000 square feet warehouse currently under construction.

        Newport, Tennessee

        The Company owns a 55,000 square feet manufacturing facility located on
        3.5 acres of land in Newport, Tennessee which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is currently used to warehouse finished goods inventory.

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

Item 4. Submission of Matters to a Vote of Security Holders.

                             None

                                     PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1999. As of April 17, 1999, there were approximately 372 Registered Stockholders according to transfer agent records. There were approximately 3,000 Beneficial Stockholders.

        Dividend Policy

        It is the Board of Directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. In 1998, the Company declared $.076 per share (adjusted for stock dividends) cash dividend and a 10% stock dividend.


Item 6. Selected Financial Data

        Incorporated herein by reference is the Selected Financial Data information, which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 1999.

Item 8. Financial Statements and Supplementary Data

        The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 1999 are incorporated herein by reference.

        Unaudited quarterly results in Note 10 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 1999 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

                                                                    Age at        Has Held
                                                                  January 31,      Office
Name                            Office                               1999         Since(5)
----                            ------                            -----------     ---------
R. A. Virtue(1)           President, Chairman of the Board             66           1990
                          and Chief Executive Officer

R. E. Dose(2)             Vice President - Finance,                    42           1995
                          Secretary & Treasurer

R. J. Mills(3)            Vice President - General Manager             40           1997
                          Torrance Division

W. D. Nutter(4)           Vice President - Commercial Sales Group      49           1995

D. R. Smith(5)            Vice President - Corporate Marketing         50           1995

L. L. Swafford(6)         Vice President - Legal Affairs               34           1998

H. D. Tyler(7)            Vice President - General Manager             57           1988
                          Conway Division

D. A. Virtue(8)           Corporate Executive Vice President           40           1992

L. O. Wonder(9)           Vice President - Education Sales Group       47           1995

--------------
 (1) Appointed Chairman in 1990; has been employed by the Company for 43 years. Has served as the President since 1982.

 (2) Appointed in 1995; has been employed by the Company for 9 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

 (3) Appointed in 1997; has been employed by the Company for 4 years and has served as the Corporate Counsel, currently as Vice President and General Manager of Torrance division.

 (4) Appointed in 1995; has been employed by the Company for 18 years in a variety of sales and marketing positions, currently as a Corporate Vice President of the Commercial Sales Group.

 (5) Appointed in 1995; has been employed by the Company for 14 years in a variety of sales and marketing positions, currently as Corporate Vice President Marketing.

 (6) Appointed in 1998; has been employed by the Company for 4 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.


 (7) Appointed in 1988; has been employed by the Company for 30 years and has served as Division Credit Manager, Accounting Manager, Division Controller and currently as Vice President and General Manager of the Conway division.

 (8) Appointed in 1992; has been employed by the Company for 14 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, and currently as Corporate Executive Vice President.

 (9) Appointed in 1995; has been employed by the Company for 21 years in a variety of sales and marketing positions, currently as Corporate Vice President of the Education Sales Group.

(10)    Company officers do not have employment contracts.

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
                Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 1999 are incorporated by reference in Item 8.

                Consolidated balance sheets - January 31, 1999 and 1998.

                Consolidated statements of income - Years ended January 31, 1999, 1998, and 1997.

                Consolidated statements of stockholders' equity - Years ended January 31, 1999, 1998, and 1997.

                Consolidated statements of cash flows - Years ended January 31, 1999, 1998, and 1997.

                Notes to consolidated financial statements - January 31, 1999.

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

        3.      Exhibits

                13 Annual Report to Stockholders for the year ended January 31, 1999.

                21 List of all subsidiaries of the registrant.

                23 Consent of Ernst & Young LLP.

                27 Financial Data Schedule.

b)              Reports on Form 8-K.

                None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 29th of April, 1999.

                                        VIRCO MFG. CORPORATION

                                      By /s/ ROBERT A. VIRTUE
                                        ----------------------------------------
                                        Robert A. Virtue, Chairman of the Board
                                        (Principle Executive Officer)

                                      By /s/ ROBERT E. DOSE
                                        ----------------------------------------
                                        Robert E. Dose, Vice President - Finance
                                        & Secretary & Treasurer (Principal
                                        Financial Officer)

                                      By /s/ BASSEY YAU
                                        ----------------------------------------
                                        Bassey Yau, Corporate Controller
                                        (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               Signature                                  Title                        Date
               ---------                                  -----                        ----

/s/ ROBERT A. VIRTUE                               Chairman of the Board,              April 29, 1999
---------------------------------                  Chief Executive Officer,
Robert A. Virtue                                   President and Director


/s/ DOUGLAS A. VIRTUE                              Director                            April 29, 1999
---------------------------------
Douglas A. Virtue


/s/ DONALD S. FRIESZ                               Director                            April 29, 1999
---------------------------------
Donald S. Friesz


/s/ JOHN H. STAFFORD                               Director                            April 29, 1999
---------------------------------
John H. Stafford

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 29th of April, 1999.

                                        VIRCO MFG. CORPORATION

                                      By /s/ ROBERT A. VIRTUE
                                        ----------------------------------------
                                        Robert A. Virtue, Chairman of the Board
                                        (Principle Executive Officer)

                                      By /s/ ROBERT E. DOSE
                                        ----------------------------------------
                                        Robert E. Dose, VP.- Finance, &
                                        Secretary & Treasurer
                                        (Principal Financial Officer)

                                      By /s/ BASSEY YAU
                                        ----------------------------------------
                                        Bassey Yau, Corporate Controller
                                        (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                                  Title                               Date
        ---------                                  -----                               ----
/s/ GEORGE W. OTT                                  Director                            April 29, 1999
---------------------------------
George W. Ott


/s/ JAMES R. WILBURN                               Director                            April 29, 1999
---------------------------------
James R. Wilburn


/s/ HUGH D. TYLER                                  Director                            April 29, 1999
---------------------------------
Hugh D. Tyler


/s/ DONALD A. PATRICK                              Director                            April 29, 1999
---------------------------------
Donald A. Patrick

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
                                 (In Thousands)


     Col. A                 Col. B               Col. C             Col. D            Col. E             Col. F
                                               Additions
                          Balance at        Charged to Costs      Charged to      Deductions from    Balance at Close
Description           Beginning of Period     and Expenses      Other Accounts       Reserves           of Period
-----------           -------------------   ----------------    --------------   ---------------    ----------------
Allowance for
Doubtful Accounts:

Year Ended:

January 31, 1997              $ 100              $ 202                               $ 202(1)            $ 100

January 31, 1998              $ 100              $ 112                               $ 112(1)            $ 100


January 31, 1999              $ 100              $ 530                               $ 430(1)            $ 200

--------------
(1)     Uncollectible accounts written off, net of recoveries.

                              FINANCIAL HIGHLIGHTS

                                                           January 31,
                                     --------------------------------------------------------
in thousands, except per share data    1998        1997        1996        1995        1994
-----------------------------------  --------    --------    --------    --------    --------
Summary of Operations

Net sales - continuing operations    $273,620    $258,194    $236,277    $224,349    $215,659

Net income
  Continuing operations                17,630      13,852       9,326       5,209       5,001
  Discontinued operations                  --          --          --          --          --
  Change in accounting methods             --          --          --          --          --
                                     --------    --------    --------    --------    --------
                                       17,630      13,852       9,326       5,209       5,001
                                     ========    ========    ========    ========    ========

Net income per share*                $   1.76    $   1.38    $   0.94    $   0.53    $   0.51
Stockholder's equity                   88,923      77,077      63,921      55,386      50,466
Stockholder's equity per share**         9.22        7.88        6.56        5.68        5.19



                                                               January 31,
                                     -----------------------------------------------------------------
in thousands, except per share data     1993          1992         1991          1990          1989
-----------------------------------  ---------     ---------     ---------     ---------     ---------
Summary of Operations

Net sales - continuing operations    $ 205,629     $ 191,324     $ 187,384     $ 189,393     $ 182,789

Net income
  Continuing operations                  4,302         3,827         3,453         2,536         1,472
  Discontinued operations                   --          (668)         (347)         (337)       (2,180)
  Change in accounting methods            (275)           --            --            --           895
                                     ---------     ---------     ---------     ---------     ---------
                                         4,027         3,159         3,106         2,199           187
                                     =========     =========     =========     =========     =========

Net income per share*                $    0.41     $    0.32     $    0.32     $    0.22     $    0.02
Stockholder's equity                    45,637        41,937        39,164        36,206        34,141
Stockholder's equity per share**          4.69          4.31          4.03          3.72          3.51


--------------
* Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and 3 for 2 stock split.

** Based on number of shares outstanding at year-end giving effect for stock dividends and 3 for 2 stock split.

MANAGEMENT'S STATEMENT

The financial statements of Virco Mfg. Corporation were prepared by management, which is responsible for the integrity and objectivity of the data presented, including amounts that must necessarily be based on judgments and estimates. The statements were prepared in conformity with generally accepted accounting principles, and in situations where acceptable alternative accounting principles exist, management selected the method that was most appropriate in the circumstances.

Virco depends upon the Corporation's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgments are required to assess and balance the relative cost and expected benefits of these controls.

The financial statements have been audited by our independent auditors, Ernst & Young LLP. The independent auditors provide an objective, independent review as to management's discharge of its responsibilities insofar as they relate to the fairness of reported operating results and financial condition. They obtain and maintain an understanding of Virco's accounting and financial controls, and conduct such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

The Audit Committee of the Board of Directors, which is composed solely of Directors from outside the Company, maintains an ongoing appraisal of the effectiveness of audits and the independence of the auditors. The Committee meets periodically with the auditors and management. The independent auditors have free access to the Committee, without management present, to discuss the results of their audit work and their opinions on the adequacy of internal financial controls and the quality of financial reporting.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

REVENUE AND INCOME

1998 vs. 1997

Net sales from operations increased to $273,600,000 for fiscal 1998, compared to $258,200,000 for fiscal 1997. Roughly two thirds of this increase was attributable to volume and one third attributable to price. This modest increase in sales was attained by a continuation of practices, which have been followed for the last several years. The Company continues to be more selective and more disciplined in what business it pursues in terms of product mix, customer mix, and pricing in order to emphasize profitable business rather than pursue sheer sales volume. As the Company has grown in certain more profitable markets and products, we have reduced our business in certain commodity type products which generate lower profit margins and customers which sell these products. The results of the 1998 fiscal year reflect these efforts.

Virco sells primarily to facility managers. Examples of these facilities served by the Company include public and private schools, colleges and universities, convention centers, federal and state institutions, churches, and other businesses. We also sell to wholesalers, distributors, retailers and catalog retailers.

Virco has one product line and one catalog, which is used to promote sales of product to all sales channels. A core marketing group, which reports to the President and is composed of representatives from sales, product development, corporate marketing, and customer service prepare annual plans which allocate resources for product development, marketing and selling expense for all sales channels, customer service, and the product stocking plan (quick ship program).

Virco maintains two interdependent manufacturing and distribution facilities, one in Torrance, California and one in Conway, Arkansas. Customer service departments are located at each of these locations. Much of our product line can be produced at either location, but many products or components are produced at only one factory due to space, cost, or process requirements. Sales support and order fulfillment is typically provided by the factory/distribution center nearest to the end user.

In order to divide workload into manageable amounts, Virco has divided the sales force into two groups, Education and Commercial. In 1997 the former Special Markets Sales Group was folded into these two groups. Similar adjustments of sales responsibility occur from time to time in response to changing markets or the introduction of new products.

Education sales, which are composed of sales to publicly funded K-12 schools represents 61% of corporate revenues increased by $12,700,000 to $168,200,000 from $155,500,000. Sales of our newer computer furniture, our line of core-a-gator lightweight tables, mobile cabinets, and mobile tables improved, offset by reductions in some of our older product lines. The gross margin in the newer product lines are typically greater than sales of the older lines, which explains a portion of our improvement in gross margin as a percentage of sales. In the fourth quarter of 1998, the Company hired several sales representatives to call directly upon the college and university markets. The impact of these representatives was a slight increase in selling expenses in the fourth quarter, with no significant impact on sales volume. During the fourth quarter of 1997, the Company terminated relationships with several major educational dealers, which represented nearly 15% of educational sales, and hired additional direct sales representatives to cover the affected territories. The net impact of this change in 1998 was that sales in the affected territories were approximately level, with the Company realizing larger margins on these sales offset in large part by increases in selling expenses. While the impact in the first year of this change was largely neutral, the Company has historically improved market penetration and profitability in territories where it has gone direct. A result of terminating several dealer relationships, combined with an overall trend in the nations schools where school districts are closing their warehouses and requiring delivery direct to the school site, is that sales are becoming even more seasonal, with sales becoming more concentrated in July, August, and September.

Commercial sales, which include private schools, pre-schools, churches and church affiliated schools, convention centers, federal and county and city agencies, furniture distributors, retailers, and catalog retailers represents 39% of corporate revenues and increased by $2,700,000 to $105,400,000 from $102,700,000 in the prior year. Commercial sales have been affected more significantly by our efforts to improve margins. As the Company has increased sales of more profitable product, we have reduced our business with mass merchants and smaller distributors. Sales of our core-a-gator lightweight table, the breadth of our product line for target niche markets, and the continuing success of our quick ship stocking program favorably affected sales for the other commercial sales channels.

The $15,400,000 increase in sales provided an additional $9,735,000 of gross margin. As discussed above, the increase in sales of higher margin newer products, combined with increased discipline in our pricing to support improved margins contributed to the increase in gross margin. In addition, material costs were stable and for some items slightly reduced in 1998 compared to 1997. Selling, general, and administrative expenses increased over the prior year, and as a percentage of sales, increased slightly.

1997 vs. 1996

Net sales from operations increased to $258,200,000 for fiscal 1997, compared to $236,300,000 in fiscal 1996. The increase in sales was attained by selected increases in selling prices, a change in product mix to higher priced products, and increased volumes.

Educational sales represented 58% of corporate revenues and increased by $17,200,000 from $138,300,000 to $155,500,000. The growth in educational sales reflected strong acceptance of our newer line of computer furniture as well as continued growth of our mobile cabinet and mobile table product lines. These newer product lines typically command higher prices and margins than our more mature products. Sales of some of our more mature product lines showed slower rates of growth and in selected cases declines in sales volume, as the Company elected to maintain margins at the expense of volume growth. In addition, finished goods inventories of educational products going into the summer shipping season were higher than the prior year. This increased level of inventory allowed for increased sales volume during the summer as well as contributed to improve on time delivery during this peak season. During the fourth quarter, as part of our effort to improve penetration and service levels in the public education market, Virco terminated distribution arrangements with several major educational dealerships and increased the size of the direct sales force to cover these territories. Sales in the fourth quarter, which are traditionally very low compared to the second and third quarters, were adversely affected during this transition.

Commercial sales represented 42% of corporate revenues and increased by $4,700,000 from $98,000,000 to $102,700,000. Sales in this market include private schools, pre-schools, churches, banquet and meeting halls, and cafeterias. Continued improvement in our marketing techniques to these niche markets drove the increase in sales volume. Sales increases in these markets were offset slightly by decreases in sales of high volume, low margin products to mass merchants.

The $21,900,000 increase in sales provided an additional $13,300,000 of gross margin. As discussed above, the increase in sales of higher margin newer products, combined with increased discipline in our pricing to support improved margins contributed to the increase in gross margin. In addition, material costs were stable in 1997 compared to 1996. Continued investment in factory automation and efficiencies in distribution contributed to the improved performance. Selling, general, and administrative expenses increased over the prior year, but as a percentage of sales, declined slightly. Interest expenses decreased by $700,000 reflecting lower levels of borrowing. Fiscal year 1997 earnings were affected by a $2,970,000 provision for the shutdown of our manufacturing subsidiary in San Luis, Mexico.

OTHER OPERATING ACTIVITIES

In August 1997, the Board of Directors authorized an expansion and re-configuration of the Conway, Arkansas manufacturing facility. In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway, which will support up to 1,700,000 square feet of manufacturing, warehousing, office, and showroom facilities. Phase one of the project consisted of a 400,000 square feet manufacturing plant. This plant will replace an existing 150,000 square feet manufacturing facility, providing an additional 250,000 square feet which is earmarked for new manufacturing processes to support our product development efforts as well as support future growth in sales. This plant will utilize the cell manufacturing concepts, which have proven successful in our Torrance, California manufacturing facility. Finally, the plant will contain new manufacturing equipment, which is selected to improve manufacturing efficiency and flexibility as well as improve product quality. This new factory initiated production in March of 1999, when substantially all of the production equipment from the existing 150,000 square feet facility had been transferred to the new plant. New processes and equipment are being brought on line as capacity and process requirement demand. The abandoned 150,000 square feet facility, which is adjacent to the main factory in Conway, has been converted to a finished goods warehouse.

Phase two of our Conway project consists of an 800,000 square feet distribution facility, which will be constructed in two 400,000 square feet segments. Construction on the first segment began in March of 1999, and was projected to be completed in the summer of 1999. On April 15, 1999 a severe windstorm caused significant damage to the skeletal frame of the construction in process. While the loss related to the damage is insured, there will be some delay to the project as a result of this damage. The extent of the delay is not yet determined, but could be as great as six months. The second segment is projected to be complete by February 2000. This new distribution facility will replace several leased facilities, which are scattered throughout the Conway vicinity. While the total amount of square footage dedicated to warehousing is projected to remain the same, we anticipate that we will benefit from operational efficiencies as well as more effectively support growth in sales with this consolidated operation.

In April 1994, the Company entered into a ten-year lease for a 560,000 square feet manufacturing and warehousing facility in Torrance, California. This facility has enabled the Company to combine both manufacturing and warehousing operations for the Western Region under one roof, reducing materials handling and distribution expenses. In connection with the move, the factory was redesigned to implement a "manufacturing cell" concept. This cell concept required a substantial investment in capital equipment, but reduced labor costs as well as throughput time for production of the Company's significant product lines. In addition, the new equipment broadened the Company's manufacturing capabilities to facilitate expansion into targeted markets and product lines. This facility supported new product development from 1994 to date, but is currently operating near capacity.

In 1994, the Board of Directors authorized the Company to investigate the possible sale of our Virsan, Mexico manufacturing facility. This action was taken in connection with our program of moving manufacturing operations into more automated facilities which are closer to our primary markets. In addition, this decision was consistent with the Company's efforts to reduce emphasis on the sale of high volume, low margin products to mass merchants, many of which were produced at this factory. In May 1997 the Company announced plans to close this facility. Later in 1997, the Company reached an agreement for the bulk sale of the assets. The Company recorded a provision for $2,970,000 during 1997. The provision is primarily composed of mandatory severance payments in accordance with Mexico law. Other components of the reserve include environmental remediation and other miscellaneous costs. The Company did not incur any significant costs related to the liquidation of this subsidiary in 1998.

At the end of the third quarter 1998, the Company announced the intent to close two of its distribution facilities effective January 31, 1999. This follows decisions in 1993 and 1994 when nine distribution facilities were eliminated. This leaves the Company with its main distribution facilities at the Torrance and Conway factories, and one satellite facility in Pennsylvania.

IMPACT OF THE YEAR 2000

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software of embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions, manufacture product, or engage in similar normal business activities.

The Company completed an assessment of its primary information systems in early 1997. The Company's legacy mainframe system would require modifications to be year 2000 compliant. The cost of these modifications was estimated to be approximately $200,000. As part of this assessment, the Company reviewed various software packages that would be Year 2000 compliant and improve our information system capabilities. After extended review, the Company determined that the benefits attainable by implementing an enterprise resource planning system justified the additional cost of acquiring and implementing such a system.

In August 1997, the Board of Directors approved the implementation of a SAP Enterprise Resource Planning System. This implementation was started in October 1997 and Virco contracted with Hewlett Packard and SAP to provide hardware, software, and consulting services related to this implementation. The hardware, software, and operating systems selected were determined to be year 2000 compliant prior to beginning the implementation. Subsequent to year-end, on March 1, 1999 the Company went live on the SAP system for all required modules except for payroll, which was converted in April 1999. As of January 31, 1999 the Company has expended approximately $7,500,000 on the implementation in addition to dedicating considerable management time and effort to this project. Local area networks, which were installed as part of the SAP project, are approximately 90% complete. Remediation is approximately 70% complete, while testing and implementation are approximately 15% complete.

The Company's primary information systems do not have any significant interfaces with third party vendors. The Company does have remote access with financial institutions, credit institutions, and other parties. The Company has queried the financial institutions and is not aware of any related Year 2000 issue, which would materially affect the Company.

In addition to the primary information systems, the Company is dependent on computer controlled production and manufacturing equipment. Assessment of the equipment is approximately 95% complete. Remediation is approximately 80% complete, while testing and implementation are approximately 50% complete. The Company expects to complete these efforts by the fall of 1999.

The Company has queried significant suppliers and vendors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, of capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The Company has not queried customers to determine whether they are Year 2000 ready. The Company does not have any one significant customer upon which it is dependent.

With regard to the Company's product line, the Company manufactures furniture, including furniture designed for computers. There is no software or hardware imbedded in the furniture. Accordingly, the Company believes that there is no year 2000 exposure for any products it has sold.

The Company will utilize both internal and external resources to reprogram, replace, test, and implement the software and operating equipment for the Year 2000. The total cost of the Year 2000 project is estimated at $8,000,000. This includes cost to implement the SAP Enterprise Resource Planning System, which is expected to significantly enhance the Company's operating capabilities. This expenditure is being financed with lease financing through GE Capital and operating cash flows. The projected costs and the date on which the Company believes it will complete the year 2000 issues are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause such differences include but are not limited to, the availability and cost of personnel and the need to modify or replace hardware, software, communication or manufacturing equipment.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be unable to manufacture certain products, which are dependent upon automated production equipment. The Company sells a significant amount of furniture to publicly funded facilities. While no one customer is significant to the Company, if a large government agency which funds educational institutions were to have Year 2000 issues which affected school funding, the Company could incur a material loss of sales and cash flow. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation related to computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company does not have a contingency plan in the event it does not complete all phases of the Year 2000 Program. The Company plans to continually evaluate the status of completion of the program and prepare a contingency plan if it becomes apparent that the program will not be completed on a timely basis.

ENVIRONMENTAL AND CONTINGENT LIABILITIES

The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. The Company has expended, and can be expected to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, and remediation of environmental contamination.

Currently, the Company is self-insured for Product Liability losses up to $100,000 per occurrence. In prior years the Company has been self-insured for Workers Compensation, Automobile, Product, and General Liability losses. The Company has purchased insurance to cover losses in excess of $100,000 up to a limit of $30,000,000. In 1993, the Company initiated a program to reduce product liability losses and to more aggressively litigate product liability cases. This program has continued through 1998 and has resulted in reductions in litigated product liability cases. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations, or cash flows.

INFLATION AND FUTURE CHANGE IN PRICES

Inflation rates in the U.S. did not have a significant impact on the Company's operating results for the fiscal year just ended. Material costs were stable and for some components reduced in 1998. If current trends continue, we anticipate that total material costs for 1999, as a percentage of sales, could be comparable to or slightly higher than in 1998. However, no assurance can be given that the Company will experience stable or modestly increasing prices in 1999. The Company is working to control and reduce costs by improving production methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components.

The Company uses the LIFO method of accounting for inventory. Under this method, the cost of products sold as reported in the financial statements approximates current cost, and reduces the distortion in reported income due to increasing costs. Depreciation expense represents an allocation of historic acquisition costs and is less than if based on the current cost of productive capacity consumed. The Company has made significant fixed asset acquisitions during the last three fiscal years. The assets acquired will result in higher depreciation charges, but due to technological advances should result in operating cost savings. In addition, some depreciation charges will be offset by a reduction is lease expense. Anticipated fixed asset additions in 1999 will be significant, with budgeted expenditures for the Conway, Arkansas expansion of approximately $17,000,000; budgeted additional expenditures for the SAP Enterprise Resource Planning System of approximately $2,000,000; and ongoing capital expenditures at the Torrance, California facility of approximately $2,000,000.

LIQUIDITY

In October 1998, the Company renewed its loan facility with Wells Fargo Bank, extending the agreement to a three-year commitment. The line was increased to $50,000,000 with a feature, which increases the line to $60,000,000 during the period between May 1, 1999 to October 31, 1999. The terms of the facility are described in Note 3 of the notes to the consolidated financial statements. Major provisions of the agreement include that the line is uncollateralized and the interest rate is at prime. This new facility allows the Company the option to borrow under 30, 60,and 90 day fixed term rates at LIBOR plus 1.25%. Under this agreement, there is letter of credit sub feature where the Company issues commercial and standby letters of credit. This loan facility is intentionally large enough to finance more production in the early part of the year to have adequate inventories available for the summer / fall educational delivery season.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of Company Stock. In January 1999 the Board increased the authorization to $7,000,000 and subsequent to year-end the authorization was increased to $14,000,000. As of January 31, 1999 the Company had repurchased approximately 268,000 shares at a cost of approximately $5,344,000. The Company intends to continue buying back shares of Virco stock as long as the Company feels the shares are undervalued and operating cash flow and borrowing capacity under the Wells Fargo line allow.

In 1997, the Company initiated two large capital projects, which will have significant cash flow effects on the 1998 fiscal year. The first project is the implementation of the SAP Enterprise Resource Planning system, initiated in October 1997. General Electric Capital Corporation (GECC) agreed to finance this project under a lease arrangement, which will be treated as a capital lease for book purposes and an operating lease for tax purposes. This allowed the Company to initiate the project in 1997 without violating the limitations on capital investment at the Torrance, CA facility imposed by the Industrial Revenue Bond. Capital and training costs, which are not funded by the lease, will be financed by cash flow from operations.

The second project is the expansion and re-configuration of the Conway, Arkansas manufacturing and distribution facility. During the fourth quarter of 1997 the Company expended approximately $1,200,000 to acquire roughly 70 acres of land for the expansion. The Company budgeted approximately $25,000,000 during 1998 to buy an additional 30 acres of land, construct a 400,000 square feet manufacturing facility, and purchase production equipment for the new plant. Approximately $10,000,000 worth of equipment will be leased from General Electric Capital Corporation (GECC) under operating leases. The balance of the cash required was provided by the loan facility with Wells Fargo Bank and by operating cash flow. For the year ended January 31, 1999 the Company had incurred approximately $18,000,000 on this project. The second phase of this project, which was approved in 1998 and initiated in March of 1999, includes an 800,000 square feet distribution facility, which is expected to be completed by fiscal year ended January 31, 2000. This facility is expected to cost approximately $17,000,000. In addition to these authorized expenditures, it is likely that the Company will identify additional production equipment needs in the new manufacturing facility. These capital expenditures will be financed out of operating cash flow and by the expanded line of credit with Wells Fargo Bank. Capital investments for land, machinery and equipment installed at the Conway, Arkansas facility totaled $8,700,000 in 1998. These capital investments were financed by operating cash flow and from the loan facility with Wells Fargo Bank.

During 1994, the Company issued an $8,900,000 Industrial Revenue Bond through the City of Torrance, California. The Bond was privately placed with General Electric Capital Corporation (GECC). This Industrial Revenue Bond provides capital funds which are limited to the acquisition of machinery, equipment, and leasehold improvements in the Torrance, California facility. Under the terms of the Bond, capital spending at the Torrance facility was be limited to $8,900,000 over a three-year period. The Company has drawn down $8,900,000 to cover capital expenditures and bond issuance costs. To supplement the Bond proceeds, the Company has entered into true tax leases with GECC for approximately $1,090,000 and $60,000 worth of machinery and equipment in fiscal years 1997 and 1996. Capital assets obtained through these true tax leases were not be applied toward the $8,900,000 three year limit on capital spending in Torrance, California.

As a result of the sale of the Mexico manufacturing facility, the Company reduced the levels of raw material and work in process inventory at this location. Inventory levels (at FIFO) at this facility were $0, $0, and $3,100,000 at January 31, 1999, 1998, and 1997, respectively. In 1997, the sale of production equipment and real property at this facility generated an additional $2,210,000 of cash, offset by closing costs incurred related to the shutdown.

In the second quarter of 1998, the Company sold the manufacturing facility in Southern Pines, North Carolina. This sale generated approximately $945,000 in cash and resulted in a $128,000 loss on disposition.

In December 1996, the Company's Board of Directors voted to initiate a quarterly cash dividend effective January 31, 1997. A quarterly dividend of $.02 per share was paid in 1998. The amount of quarterly dividend will be reviewed each quarter in the light of the Company's earnings and liquidity.

Management believes cash raised from the previously described sources will be adequate to meet its capital requirements in the short term.

FINANCIAL STRATEGY

Virco's financial strategy is to continue to increase levels of profitability by targeting specific profitable market segments for future growth, accelerating new product development for those target markets, acquisition of automated production equipment and new production technologies, and continual reassessment of the manufacturing and distribution capacity needed to meet future demand. This continual assessment of production capacity led to a significant expansion of our Conway, Arkansas production facility in 1997, the 1994 move from the Los Angeles, California plant to a larger, more automated facility in Torrance, CA and the shutdown of the manufacturing subsidiary in Mexico in 1997. We have almost completed our effort to eliminate or lease underutilized real estate.

The Company has not provided an allowance against the deferred tax assets recorded in the financial statements. The Company has a net deferred tax liability at January 31, 1999. The gross deferred tax asset represents approximately 4% of current pre-tax earnings. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

The Company discounts the pension obligations under the Virco Employees Retirement Plan and the Virco Important Performers Plan (VIP) utilizing an 8% discount rate. Although the Company does not anticipate any change in this rate in the coming year, any such change would not have a significant effect on the Company's financial position, results of operations, or cash flows.

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

ACCOUNTING PRONOUNCEMENTS

During the year ending January 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", which became effective during that year. During the year ending January 31, 2000, the Company will adopt AICPA SOP 98-1 "Accounting For the Costs of Computer Software Developed for or Obtained for Internal-Use". During the year ended January 31, 2002 the Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of these new accounting standards is not expected to have a material impact on the Company.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                                       January 31
                                                      ----------------------------------------------------------------------------
in thousands except per share data                       1998             1997             1996            1995            1994
----------------------------------                    -----------      -----------      ----------      ----------      ----------
SUMMARY OF OPERATION
Net sales - continuing operations                     $   273,620      $   258,194      $  236,277      $  224,349      $  215,659
Net income
         Continuing operations                        $    17,630      $    13,852      $    9,326      $    5,209      $    5,001

Net income per share*
         Continuing operations                        $      1.76      $      1.38      $     0.94      $     0.53      $     0.51

Average number of shares outstanding                   10,044,078       10,044,913       9,907,978       9,858,320       9,816,788
         Dividends declared per share
                 adjusted for 10% stock dividend
                        Cash                          $      0.08      $      0.07      $     0.07      $     0.03      $     0.03

OTHER FINANCIAL DATA
         Total assets                                 $   151,380      $   122,015      $  118,020      $  119,225      $  115,008
         Working capital                                   47,405           43,784          45,099          51,320          42,780
         Current ratio                                      2.4/1            2.5/1           2.6/1           3.2/1           2.6/1
         Total long-term obligations                       25,690           13,512          25,396          39,900          37,428
         Stockholders' equity                              88,923           77,077          63,921          55,386          50,466
         Shares outstanding at year-end ***             9,643,927        9,775,473       9,745,388       9,745,388       9,729,416
         Stockholders' equity per share **                   9.22             7.88            6.56            5.68            5.19

----------

* Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and 3 for 2 stock split.

** Based on number of shares outstanding at year-end giving effect for stock dividends and 3 for 2 stock split.

***     Adjusted for stock dividends and 3 for 2 stock split.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Virco Mfg. Corporation

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.



                                                 /s/ ERNST & YOUNG LLP


Long Beach, California
March 19, 1999

                             Virco Mfg. Corporation

                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                         JANUARY 31
                                                                  --------------------------
                                                                    1999              1998
                                                                  --------          --------
ASSETS
Current assets:
  Cash                                                            $  1,086          $  1,221
  Trade accounts receivable (less allowance for doubtful
    accounts: $200 in 1999 and $100 in 1998)                        30,465            25,703
  Other receivables                                                    308             1,139

  Inventories:
    Finished goods                                                  32,211            25,467
    Work in process                                                  6,713             8,739
    Raw materials and supplies                                       9,544             9,656
                                                                  --------          --------
                                                                    48,468            43,862

  Prepaid expenses and other current assets                            942             1,308
  Deferred income taxes                                              1,239               986
                                                                  --------          --------
Total current assets                                                82,508            74,219


Property, plant and equipment:
  Land and land improvements                                         4,633             4,618
  Buildings                                                         22,229            12,906
  Machinery and equipment                                           72,296            57,417
  Leasehold improvements                                               877               813
                                                                  --------          --------
                                                                   100,035            75,754
  Less accumulated depreciation and amortization                    40,715            36,385
                                                                  --------          --------
Net property, plant and equipment                                   59,320            39,369

Other assets                                                         9,552             8,427
                                                                  --------          --------
Total assets                                                      $151,380          $122,015
                                                                  ========          ========

                                                                             JANUARY 31
                                                                     -----------------------------
                                                                        1999               1998
                                                                     ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Checks released but not yet cleared bank                           $   4,670           $   3,200
  Accounts payable                                                      14,398              13,324
  Accrued compensation and employee benefits                             9,156               7,627
  Current portion of long-term debt                                      2,354               3,442
  Other accrued liabilities                                              4,525               2,842
                                                                     ---------           ---------
Total current liabilities                                               35,103              30,435

Noncurrent liabilities:
  Accrued self-insurance retention                                       1,329               1,277
  Accrued pension expenses                                               3,017               2,776
  Long-term debt, less current portion                                  21,344               9,459
                                                                     ---------           ---------
Total noncurrent liabilities                                            25,690              13,512

Deferred income taxes                                                    1,664                 991

Stockholders' equity:
  Preferred stock:
    Authorized 3,000,000 shares, $.01 par value;
      none issued or outstanding                                            --                  --
  Common stock:
    Authorized 25,000,000 shares, $.01 par value; issued
      9,945,014 shares in 1999 and 8,909,183 shares in 1998                100                  89
  Additional paid-in capital                                            68,361              50,301
  Retained earnings                                                     26,928              27,423
  Less treasury stock at cost (301,087 shares in 1999 and
    22,389 shares in 1998)                                              (5,814)               (172)
  Less unearned ESOP shares                                               (246)               (316)
  Less accumulated comprehensive loss                                     (406)               (248)
                                                                     ---------           ---------
Total stockholders' equity                                              88,923              77,077
                                                                     ---------           ---------
Total liabilities and stockholders' equity                           $ 151,380           $ 122,015
                                                                     =========           =========

See accompanying notes.

                             Virco Mfg. Corporation

                        Consolidated Statements of Income
                      (In thousands, except per share data)


                                                                 YEAR ENDED JANUARY 31
                                                      --------------------------------------------
                                                        1999              1998              1997
                                                      --------          --------          --------
Net sales                                             $273,620          $258,194          $236,277
Costs of goods sold                                    180,554           174,863           166,293
                                                      --------          --------          --------
Gross profit                                            93,066            83,331            69,984

Selling, general and administrative expenses            62,363            55,366            51,574
Provision for doubtful accounts                            530               119               202
Provision for plant shutdown                                --             2,970                --
Interest expense, net                                    1,111             1,794             2,507
Other expense                                              160               478               647
                                                      --------          --------          --------
Income before income taxes                              28,902            22,604            15,054
Provision for income taxes                              11,272             8,752             5,728
                                                      --------          --------          --------
Net income                                            $ 17,630          $ 13,852          $  9,326
                                                      ========          ========          ========

Net income per share                                  $   1.79          $   1.42          $    .96
                                                      ========          ========          ========
Net income per share - assuming dilution              $   1.76          $   1.38          $    .94
                                                      ========          ========          ========

See accompanying notes.

                             Virco Mfg. Corporation
                 Consolidated Statements of Stockholders' Equity
                    (In thousands, except per share amounts)


                                            Common Stock        Additional
                                       ---------------------     Paid-In     Retained   Comprehensive
                                        Shares        Amount     Capital     Earnings       Income
                                       ---------      ------    ----------   --------   -------------
Balance at January 31, 1996            5,369,360      $   54     $42,055     $ 13,717
  Net income                                  --          --          --        9,326      $  9,326
  Minimum pension liability,
    net of tax                                --          --          --           --            31
                                                                                           --------
  Comprehensive income                                                                     $  9,357
                                                                                           ========
  Unearned ESOP shares                        --          --          --           --            --
  Stock dividend (10%)                   536,936           5       8,049       (8,054)           --
  Cash dividend                               --          --          --         (738)           --
                                       ---------      ------     -------     --------      --------
Balance at January 31, 1997            5,906,296          59      50,104       14,251
  Net income                                  --          --          --       13,852      $ 13,852
  Minimum pension liability,
    net of tax                                --          --          --           --          (204)
                                                                                           --------
  Comprehensive income                                                                     $ 13,648
                                                                                           ========
  Unearned ESOP shares                        --          --          --           --
  Stock issued under option plans         20,600          --         197           --
  Stock split (3 for 2)                2,959,898          30          --          (30)
  Cash dividends                              --          --          --         (650)
                                       ---------      ------     -------     --------      --------
Balance at January 31, 1998            8,886,794          89      50,301       27,423
  Net income                                  --          --          --       17,630      $ 17,630
  Minimum pension liability,
    net of tax                                --          --          --           --          (158)
                                                                                           --------
  Comprehensive income                                                                     $ 17,472
                                                                                           ========
  Unearned ESOP shares                        --          --          --           --
  Stock issued under option plans        134,180           2         690           --
  Stock dividend (10%)                   891,213           9      17,370      (17,379)
  Cash dividends                              --          --          --         (746)
  Purchase of treasury stock            (268,260)         --          --           --
                                       ---------      ------     -------     --------      --------
Balance at January 31, 1999            9,643,927      $  100     $68,361     $ 26,928
                                       =========      ======     =======     ========      ========



                                                               Accumulated
                                       Treasury      ESOP     Comprehensive
                                        Stock        Trust     Income (Loss)   Total
                                       --------     -------   --------------  --------
Balance at January 31, 1996            $  (172)     $  (193)     $   (75)     $ 55,386
  Net income                                --           --           --         9,326
  Minimum pension liability,
    net of tax                              --           --           31            31

  Comprehensive income

  Unearned ESOP shares                      --          (84)          --           (84)
  Stock dividend (10%)                      --           --           --
  Cash dividend                             --           --           --          (738)
                                       -------      -------      -------      --------
Balance at January 31, 1997               (172)        (277)         (44)       63,921
  Net income                                --           --           --        13,852
  Minimum pension liability,
    net of tax                              --           --         (204)         (204)

  Comprehensive income

  Unearned ESOP shares                      --          (39)          --           (39)
  Stock issued under option plans           --           --           --           197
  Stock split (3 for 2)                     --           --           --            --
  Cash dividends                            --           --           --          (650)
                                       -------      -------      -------      --------
Balance at January 31, 1998               (172)        (316)        (248)       77,077
  Net income                                --           --           --        17,630
  Minimum pension liability,
    net of tax                              --           --         (158)         (158)

  Comprehensive income

  Unearned ESOP shares                      --           70           --            70
  Stock issued under option plans         (298)          --           --           394
  Stock dividend (10%)                      --           --           --            --
  Cash dividends                            --           --           --          (746)
  Purchase of treasury stock            (5,344)          --           --        (5,344)
                                       -------      -------      -------      --------
Balance at January 31, 1999            $(5,814)     $  (246)     $  (406)     $ 88,923
                                       =======      =======      =======      ========

See accompanying notes.

                             Virco Mfg. Corporation

                      Consolidated Statements of Cash Flows
                      (In thousands, except per share data)


                                                                      YEAR ENDED JANUARY 31
                                                           ------------------------------------------
                                                             1999             1998             1997
                                                           --------         --------         --------
OPERATING ACTIVITIES
Net income                                                 $ 17,630         $ 13,852         $  9,326
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             7,132            7,110            6,541
    Provision for doubtful accounts                             530              119              202
    Loss (gain) on sale of property, plant and
      equipment                                                 113             (575)              49
    Deferred income taxes                                       420              225               77
    Changes in assets and liabilities:
      Trade accounts receivable                              (5,292)          (1,182)           1,082
      Other receivables                                         831             (269)           1,208
      Inventories                                            (4,606)            (218)            (624)
      Prepaid expenses and other current assets                 311              225              405
      Accounts payable and accrued liabilities                5,493              667            3,762
      Other                                                     353             (845)             346
                                                           --------         --------         --------
Net cash provided by operating activities                    22,915           19,109           22,374

INVESTING ACTIVITIES
Capital expenditures                                        (28,142)         (10,701)          (7,125)
Proceeds from sale of property, plant and equipment             945            2,275               12
Net investment in life insurance                             (1,024)            (760)            (650)
Restricted short-term investments                                --              660              612
                                                           --------         --------         --------
Net cash used in investing activities                       (28,221)          (8,526)          (7,151)

                             Virco Mfg. Corporation

                      (In thousands, except per share data)


                                                                     YEAR ENDED JANUARY 31
                                                           ------------------------------------------
                                                             1999             1998             1997
                                                           --------         --------         --------
FINANCING ACTIVITIES
Dividends paid                                             $   (746)        $   (650)        $   (738)
Issuance of long-term debt                                   13,109            3,067               --
Repayment of long-term debt                                  (2,312)         (12,659)         (14,340)
Issuance of common stock                                        394              197               --
Purchase of treasury stock                                   (5,344)              --               --
ESOP loan                                                        70              (39)             (84)
                                                           --------         --------         --------
Net cash provided by (used in) financing activities           5,171          (10,084)         (15,162)
                                                           --------         --------         --------
Net (decrease) increase in cash                                (135)             499               61
Cash at beginning of year                                     1,221              722              661
                                                           --------         --------         --------
Cash at end of year                                        $  1,086         $  1,221         $    722
                                                           ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest, net of amounts capitalized                     $  2,069         $  1,911         $  2,606
  Income taxes                                               10,106            9,021            5,322

See accompanying notes.

                             Virco Mfg. Corporation

                   Notes to Consolidated Financial Statements

                                January 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Virco Mfg. Corporation, which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Forty-nine years of manufacturing has resulted in a wide product range. Major products include student desks, computer stations, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and in Conway, Arkansas, for sale primarily in the United States.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1997 and 1996 information to conform to the 1998 presentation.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company purchases insurance on receivables from commercial sales to minimize the Company's credit risk. No customers exceeded 10% of the Company's sales for each of the three years in the period ended January 31, 1999. Foreign sales were less than 5% for each of the three years in the period ended January 31, 1999.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method of valuation for the material content of inventories and the first-in, first-out (FIFO) method for labor and overhead.

                             Virco Mfg. Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization is computed on the straight-line method for financial reporting purposes based upon the following estimated useful lives:

Land improvements                                           5 to 25 years
Buildings (including improvements)                          5 to 40 years
Machinery and equipment                                     3 to 10 years
Leasehold improvements                                      Life of lease

Certain assets are depreciated under accelerated methods for income tax purposes.

Interest costs, amounting to $375,000, $120,000 and $122,000 for the years ended January 31, 1999, 1998 and 1997, respectively, have been capitalized as part of the acquisition cost of property, plant and equipment.

The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three years from the date the software becomes operational. The Company capitalized $0, $129,000 and $359,000 and recorded depreciation expense of $224,000, $353,000 and $376,000 in fiscal years ended January 31, 1999, 1998 and 1997, respectively. The net book value of capitalized software for its legacy system was $98,000 and $322,000 at January 31, 1999 and 1998, respectively.

In March 1999, the Company completed development of a new business information system. At January 31, 1999, the Company had capitalized $7,435,000, including labor costs of $2,143,000, related to its development. Such costs will be amortized over the estimated useful life of three to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS

An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company's expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved.

                             Virco Mfg. Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities.

                                                        1998               1997               1996
                                                    -----------        -----------        -----------
Numerator:
  Net income                                        $17,630,000        $13,852,000        $ 9,326,000
                                                    ===========        ===========        ===========

Denominator:
  Denominator for basic earnings
    per share - weighted-average shares               9,837,735          9,775,473          9,745,388

  Dilutive potential common shares                      206,343            269,440            162,590
                                                    -----------        -----------        -----------

  Denominator for diluted earnings per share
    - adjusted weighted-average shares and
    assumed conversions                              10,044,078         10,044,913          9,907,978
                                                    ===========        ===========        ===========

                             Virco Mfg. Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE (CONTINUED)

On August 11, 1998, the Company's board of directors authorized a 10% stock dividend payable on September 30, 1998, to stockholders of record as of September 4, 1998. This resulted in the issuance of 891,213 additional shares of common stock. All per share and weighted-average share amounts have been restated to reflect this stock dividend and any splits or dividends previously declared.

FOREIGN CURRENCY TRANSLATION

As is described more fully in Note 9, the Company discontinued its Mexican subsidiary operations. The "functional currency" for the financial statements of the Mexican subsidiary was the U.S. dollar. In accordance with SFAS No. 52, all nonmonetary balance sheet accounts were remeasured using historical rates. Income statement amounts were remeasured using the average exchange rate in effect during the year. All remeasurement gains and losses were included in the consolidated statements of income. The effect on the statements of income of gains and losses was insignificant.

INTANGIBLE ASSETS

Intangible assets, which consist principally of deferred pension assets and which are included in other noncurrent assets, are recorded at cost and are amortized over their estimated useful lives using the straight-line method.

ENVIRONMENTAL COSTS

Costs incurred to investigate and remediate environmental waste are expensed as incurred, unless the remediation extends the useful life of the assets employed at the site. Remediation costs, which extend the useful life of assets are capitalized and amortized over the useful life of the assets.

ADVERTISING COSTS

Advertising costs are expensed in the period in which they occur. Selling, general and administrative expenses include advertising costs of $3,535,000 in 1998, $3,007,000 in 1997 and $3,024,000 in 1996.

                             Virco Mfg. Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SELF-INSURANCE

The Company has a self-insured retention for general and product liability claims. Consulting actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation is recognized using the intrinsic-value method. For disclosure purposes, pro forma net income and earnings per share impacts are provided as if the fair-value method had been applied.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted SFAS No, 130, "Reporting Comprehensive Income." The Statement established standards for the reporting and display of comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income is made up of minimum pension liability adjustments. The amount of comprehensive income recorded, net of tax was $17,472,000, $13,648,000 and $9,357,000 in 1998, 1997 and 1996,
respectively.

The Company also adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This statement does not change the measurement or recognition of assets or liabilities; however, it does revise and require more extensive disclosures about pension and other postretirement benefits. The adoption of SFAS No. 132 did not affect the Company's pension liabilities.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Virco Mfg. Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment of merchandise.

FISCAL YEAR END

Fiscal years 1998, 1997 and 1996, refer to the years ended January 31, 1999, 1998 and 1997, respectively.

FUTURE ACCOUNTING REQUIREMENTS

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use." The SOP is effective for the Company beginning on February 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes costs associated with software developed for its own use. The Company does not believe adoption of this SOP will have a material impact on the Company's future earnings or financial position.

2. INVENTORIES

The current material cost for inventories exceeded LIFO cost by $2,809,000 and $3,930,000 at January 31, 1999 and 1998, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased (decreased) income by $8,000, $29,000 and ($90,000) in the years ended January 31, 1999, 1998 and 1997, respectively.

                             Virco Mfg. Corporation

2. INVENTORIES (CONTINUED)

Details of inventory amounts, including the material portion of inventory, which is valued at LIFO, at January 31, 1999 and 1998, are as follows (in thousands):

                                                     JANUARY 31, 1999
                                    ------------------------------------------------------
                                     MATERIAL                        LABOR,
                                    CONTENT AT        LIFO          OVERHEAD
                                       FIFO          RESERVE        AND OTHER        TOTAL
                                    ----------       -------        ---------       -------
    Finished goods                    $20,751        $(1,800)        $13,260        $32,211
    Work in process                     4,257           (393)          2,849          6,713
    Raw materials and supplies         10,159           (615)             --          9,544
                                      -------        -------         -------        -------
    Total                             $35,167        $(2,808)        $16,109        $48,468
                                      =======        =======         =======        =======


                                                     JANUARY 31, 1998
                                    ------------------------------------------------------
                                     MATERIAL                        LABOR,
                                    CONTENT AT        LIFO          OVERHEAD
                                       FIFO          RESERVE        AND OTHER        TOTAL
                                    ----------       -------        ---------       -------
    Finished goods                    $17,080        $(2,149)        $10,536        $25,467
    Work in process                     5,605           (786)          3,920          8,739
    Raw materials and supplies         10,651           (995)             --          9,656
                                      -------        -------         -------        -------
    Total                             $33,336        $(3,930)        $14,456        $43,862
                                      =======        =======         =======        =======

                             Virco Mfg. Corporation

3. NOTES PAYABLE

Outstanding balances (in thousands) for the Company's long-term debt were as follows:

                                                             JANUARY 31
                                                       ----------------------
                                                        1999           1998
                                                       -------        -------
Revolving credit line with Wells Fargo Bank (a)        $11,944        $ 1,318
IRB with the City of Torrance (b)                        5,892          6,698
Equipment credit line with GECC(c)                       3,932          2,493
Other                                                    1,930          2,392
                                                       -------        -------
                                                        23,698         12,901
Less current portion                                     2,354          3,442
                                                       =======        =======
                                                       $21,344        $ 9,459
                                                       =======        =======
Outstanding stand-by letters of credit                 $ 3,952        $ 4,936
                                                       =======        =======

(a) A credit facility with Wells Fargo Bank effective October 1998, provides an unsecured revolving line of credit of up to $50,000,000 from October 1, 1998 through and including April 30, 1999, not to exceed at any time the aggregate principal amount of $60,000,000 from May 1, 1999 through and including October 31, 1999, and not to exceed at any time the aggregate principal amount of $50,000,000 from November 1, 1999 through and including October 1, 2001. This is a three-year non-amortizing line with interest payable monthly at a fluctuating rate equal to the Bank's prime rate (7.75% at January 31, 1999). The line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 1.25%. Approximately $34,104,000 was available for borrowing as of January 31, 1999.

(b) Ten-year $8,900,000 IRB issued through the City of Torrance. This 5.994% fixed interest rate bond is payable in monthly installments of $99,000, including interest, through December 2004.

(c) In October 1998, the Company finalized a credit agreement with General Electric Capital Corporation (GECC) to finance the new business information system. This is a four-year amortizing capital lease with principal and interest (approximately 7.5%) payable of $87,500 monthly. The Company has the option of buying out the lease three years into the lease period.

                             Virco Mfg. Corporation

3. NOTES PAYABLE (CONTINUED)

Long-term debt repayments for the next five years and thereafter are approximately as follows (in thousands):

Year ending January 31
----------------------
          2000                                    $ 2,354
          2001                                      2,116
          2002                                     14,120*
          2003                                      1,972
          2004                                        992
          Thereafter                                2,144
                                                  -------
                                                  $23,698
                                                  =======


* The $11,944,000 due under Wells Fargo Bank's line of credit will be payable in fiscal year ended January 31, 2002, if the agreement is not renewed. The Company has the intention to renew prior to the due date.

The Company believes that the carrying value of debt under the Wells Fargo credit facility approximates fair value at January 31, 1999 and 1998, as the debt bears interest at variable rates or is fixed for periods equal to or less than 90 days. The carrying value of other debt instruments approximates their fair value given the Company's incremental borrowing rate for similar types of financing arrangements.

The Company guarantees a $1,500,000 line of credit from Wells Fargo Bank to the Virco Employee Stock Ownership Plan (ESOP). At January 31, 1999 and 1998, $246,000 and $316,000, respectively, was outstanding under the line.

4. RETIREMENT PLANS

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees' Retirement Plan (the
Plan). Benefits under the Plan are based on years of service and career average earnings. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes. Assets of the Plan are invested in common trust funds.

                             Virco Mfg. Corporation

4. RETIREMENT PLANS (CONTINUED)

The following table sets forth (in thousands) the funded status of the Plan at December 31, 1998 and 1997:

                                                      PENSION BENEFITS
                                                 -------------------------
                                                   1998             1997
                                                 --------         --------
Change in benefit obligation:
  Benefit obligation at beginning of year        $ 10,151         $  9,430
  Service cost                                        794              740
  Interest cost                                       765              693
  Actuarial loss                                       17              696
  Benefit paid                                     (1,124)          (1,408)
                                                 --------         --------
  Benefit obligation at end of year              $ 10,603         $ 10,151
                                                 ========         ========

Change in plan assets:
  Fair value at beginning of year                $  8,312         $  7,480
  Actual return on plan assets                      1,334            1,126
  Company contributions                             1,321            1,114
  Benefits paid                                    (1,124)          (1,408)
                                                 --------         --------
  Fair value at end of year                      $  9,843         $  8,312
                                                 ========         ========

  Funded status of plan                          $   (760)        $ (1,839)
  Unrecognized net transition amount                 (351)            (393)
  Unrecognized net actuarial loss                   1,724            2,358
                                                 --------         --------
  Prepaid benefit cost                           $    613         $    126
                                                 ========         ========

Statements of financial position:
  Prepaid benefit cost                           $    613         $    126
                                                 --------         --------
  Net amount recognized                          $    613         $    126
                                                 ========         ========

                             Virco Mfg. Corporation

4. RETIREMENT PLANS (CONTINUED)

                                              1998            1997
                                             -------         -------
Weighted average assumptions:
  Discount rate                               8.00%           8.00%
  Expected return on plan assets              9.75%           9.75%
  Rate of compensation increase               5.00%           5.00%

The total pension expense for the Plan (in thousands) included the following components:

                                                      DECEMBER 31
                                           ---------------------------------
                                            1998          1997          1996
                                           -----         -----         -----
Components of net cost:
  Service cost                             $ 794         $ 740         $ 670
  Interest cost                              765           693           645
  Expected return on plan assets            (818)         (698)         (661)
  Amortization of transition amount          (42)          (42)          (42)
  Recognized net actuarial loss              134           140            98
                                           -----         -----         -----
  Benefit cost                             $ 833         $ 833         $ 710
                                           =====         =====         =====

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees' Retirement Plan. The VIP Plan is funded by a life insurance program. The cash surrender values of the policies funding the VIP Plan were $2,901,000 and $2,393,000 at January 31, 1999 and 1998, respectively. These cash surrender values are included in other assets in the consolidated balance sheets.

                             Virco Mfg. Corporation

4. RETIREMENT PLANS (CONTINUED)

The following table sets forth (in thousands) the funded status of the VIP Plan at January 31, 1999 and 1998:

                                                  NONQUALIFIED PENSION
                                                 -----------------------
                                                  1998            1997
                                                 -------         -------
Change in benefit obligation:
  Benefit obligation at beginning of year        $ 4,976         $ 4,284
  Service cost                                       212             332
  Interest cost                                      426             333
  Amendments                                          --              21
  Actuarial loss                                     489             228
  Benefit paid                                      (309)           (222)
                                                 -------         -------
  Benefit obligation at end of year              $ 5,794         $ 4,976
                                                 =======         =======

Change in plan assets:
  Company contributions                          $   309         $   222
  Benefits paid                                     (309)           (222)
                                                 -------         -------
  Fair value at end of year                      $    --         $    --
                                                 =======         =======

  Funded status of plan                          $(5,794)        $(4,976)
  Unrecognized net transition amount                  12              16
  Unrecognized prior service cost                    241             353
  Unrecognized net actuarial loss                  1,410             985
  Accrual of minimum liability                      (997)           (856)
                                                 -------         -------
  Accrued benefit cost                           $(5,128)        $(4,478)
                                                 =======         =======

Statements of financial position:
  Accrued benefit liability                      $(5,128)        $(4,478)
  Intangible asset                                   253             369
  Accumulated other comprehensive income             406             248
                                                 -------         -------
  Net amount recognized                          $(4,469)        $(3,861)
                                                 =======         =======

                             Virco Mfg. Corporation

4. RETIREMENT PLANS (CONTINUED)

                                             1998             1997
                                            -------          -------
Weighted average assumptions:
  Discount rate                               8.00%           8.00%
  Expected return on plan assets              9.75%           9.75%
  Rate of compensation increase               5.00%           5.00%

The total plan expense for the VIP retirement plan included the following components (in thousands):

                                                    DECEMBER 31
                                            ----------------------------
                                            1998        1997        1996
                                            ----        ----        ----
Components of net cost:
  Service cost                              $212        $332        $332
  Interest cost                              426         333         314
  Amortization of transition amount            4           4           4
  Amortization of prior service cost         111         118         118
  Recognized net actuarial loss               65          45          86
                                            ----        ----        ----
  Benefit cost                              $818        $832        $854
                                            ====        ====        ====

The Company's Employee Stock Ownership Plan, which covers all U.S. employees, allows participants to defer from 1% to 15% of their eligible compensation through a 401(k) retirement program. One of the four investment options is the Virco Stock Fund. Shares owned by the ESOP are held by the Plan Trustee, U.S. Trust Company of California. At January 31, 1999, the Plan held 453,252 shares of Virco Stock including 444,596 shares allocated to participants' accounts. Using the January 31, 1999, closing price of $17.75, the unallocated account has 8,656 shares valued at $153,644. At January 31, 1999, the Plan had borrowed $246,000 directly from Wells Fargo Bank. This loan is secured by the unallocated shares and guaranteed by Virco. Allocated shares held by the Trust are included in shares outstanding and the related dividends are charged to retained earnings. For the fiscal years ended January 31, 1999 and 1998, there was no employer match and therefore no compensation cost to the Company.

The Company provides current and post-retirement life insurance to certain salaried employees with split dollar life insurance policies under the Dual Option Life Insurance Plan. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,182,000 and $2,681,000 at January 31, 1999 and 1998, respectively.

                             Virco Mfg. Corporation

4. RETIREMENT PLANS (CONTINUED)

The Company established, effective January 1, 1997, a Deferred Compensation Plan, which allows certain key employees to defer up to a maximum of 90% of their base annual salary and/or up to 90% of their annual bonus on a pretax basis. The total participant deferrals were $608,000 and $231,000 for the years ended January 31, 1999 and 1998, respectively.

The Company maintains a Rabbi Trust to hold assets related to the VIP Retirement Plan, the Dual Option Life Insurance Plan, and the Deferred Compensation Plan. Substantially all assets funding these Plans are held in the Rabbi Trust.

5. STOCK OPTIONS AND STOCKHOLDERS' RIGHTS

The Company's two stock plans are the 1997 Employee Incentive Plan (the 1997
Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under these stock plans, the Company may grant an aggregate of 978,153 shares (as adjusted for the stock split and stock dividends) to its employees in the form of stock options. Nonemployee directors automatically receive a grant for options to purchase 500 shares of common stock on the first business day following each annual meeting of the Company's stockholders. As of January 31, 1999, 330,553 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. During fiscal year 1998, certain optionees elected to satisfy the exercise price of their options by exchanging matured shares already owned. As a result, the Company recorded 10,438 shares as treasury stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following ranges of weighted-average assumptions: risk-free interest rates of 5.00% to 6.26%; dividend yield of 0.31% to 0.98%; volatility factor of the expected market price of the Company's common stock of
0.26 to 0.39; and a weighted-average expected life of the option of five years.

                             Virco Mfg. Corporation

5. STOCK OPTIONS AND STOCKHOLDERS' RIGHTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma impact only takes into account options granted since January 1, 1993, and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The Company's pro forma information follows (in thousands except for net income per share information):

                                               YEAR ENDED JANUARY 31
                                        ---------------------------------------
                                         1999           1998            1997
                                        -------        -------        ---------
Pro forma net income                    $17,401        $13,549        $   9,316
Pro forma net income per share -
  assuming dilution                     $  1.74        $  1.35        $     .94

A summary of the Company's stock option activity, and related information for the years ended January 31 follows:

                                                       1999                     1998                     1997
                                               ---------------------    ---------------------   -----------------------
                                                           WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                                            AVERAGE                  AVERAGE                   AVERAGE
                                               OPTIONS      EXERCISE    OPTIONS      EXERCISE   OPTIONS        EXERCISE
                                               (000'S)       PRICE      (000'S)       PRICE     (000'S)         PRICE
                                              --------     ---------    -------     ---------   -------       ---------
Outstanding at  beginning of year              554,765        8.58      354,537        4.17      276,657         2.77
    Granted                                     62,750       18.72      230,313       15.08       77,880         9.15
    Exercised                                 (152,679)       4.63      (30,085)       6.18           --           --
    Forfeited                                       --                       --       --              --           --
                                               -------                  -------                  -------

Outstanding at end of year                     464,836       11.27      554,765        8.58      354,537         4.17
                                               =======                 ========                 ========

Exercisable at end of year                     351,029       10.24      386,000        7.45      163,738         2.75


Weighted-average fair value of options
  granted during the year                    $    7.69                 $   5.38                 $  3.15

                             Virco Mfg. Corporation

5. STOCK OPTIONS AND STOCKHOLDERS' RIGHTS (CONTINUED)

The data included in the above table has been retroactively adjusted, if applicable, for stock dividends and the stock split.

Information regarding stock options outstanding as of January 31, 1999, is as follows:

                     Options Outstanding                           Options Exercisable
   ---------------------------------------------------------     ------------------------
                                     Weighted
                                      Average       Weighted                    Weighted
                                     Remaining      Average                     Average
                       Number of    Contractual     Exercise     Number of      Exercise
   Price Range           Shares        Life          Price         Shares        Price
   -----------         ---------    -----------     -------      ---------      ---------
 $ 2.74 to $ 9.32        297,119      4 years        $  5.97       248,702      $ 5.40
  14.85 to  18.50         63,300         9             18.31           660       14.85
  22.05 to  23.52        104,417         8             22.09       101,667       22.05
                         -------                                   -------
                         464,836         5             11.27       351,029       10.24
                         =======                                   =======

On October 15, 1996, the board of directors declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company's common stock. Each Right entitles a stockholder to purchase for an exercise price of $50.00 ($30.30, as adjusted for the stock split and stock dividend), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company's outstanding common stock. The Rights expire on October 25, 2006, have no voting privileges, and may be redeemed by the board of directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (330,000 shares as adjusted by the stock split and stock dividend) of Series A. Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.

                             Virco Mfg. Corporation

6. PROVISION FOR INCOME TAXES

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The provisions for the last three years are reconciled to the statutory federal income tax rate using the liability method as follows:

                                                    JANUARY 31
                                        ------------------------------------
                                         1999           1998           1997
                                        ------         ------         ------
Statutory                                 35.0%          35.0%          34.0%
State taxes (net of federal tax            3.2            2.9            2.4
Nondeductible expenses                      .8             .8            1.6
                                        ------         ------         ------
                                          39.0%          38.7%          38.0%
                                        ======         ======         ======

Significant components of the provision for income taxes (in thousands) are as follows:

                              JANUARY 31
                 -------------------------------------
                   1999           1998           1997
                 -------        -------        -------
Current:
  Federal        $ 9,425        $ 7,336        $ 4,910
  State            1,427          1,191            741
                 -------        -------        -------
                  10,852          8,527          5,651
Deferred:
  Federal            376            222             65
  State               44              3             12
                 -------        -------        -------
                     420            225             77
                 -------        -------        -------
                 $11,272        $ 8,752        $ 5,728
                 =======        =======        =======

                             Virco Mfg. Corporation

6. PROVISION FOR INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities (in thousands) are as follows:

                                                      JANUARY 31
                                                -----------------------
                                                  1999            1998
                                                -------         -------
Deferred tax assets:
  Allowance for doubtful accounts               $    78         $    41
  Accrued vacation and sick leave                   867             630
  Retirement plans                                1,498           1,656
  Insurance reserves                                795             418
  Inventory                                         292             204
  Other                                             248             105
                                                -------         -------
                                                  3,778           3,054

Deferred tax liabilities:
  Tax in excess of book depreciation              3,418           2,929
  Capitalized software development costs            785             130
                                                -------         -------
                                                  4,203           3,059
                                                -------         -------
Net deferred tax liability                      $  (425)        $    (5)
                                                =======         =======

7. COMMITMENTS

The Company has long-term leases on real property and equipment, which expire at various dates. Certain of the leases contain renewal, purchase options and require payment for property taxes and insurance.

                             Virco Mfg. Corporation

7. COMMITMENTS (CONTINUED)

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 1999, are as follows:

Year ending January 31
----------------------
          2000                                      $ 7,199
          2001                                        5,449
          2002                                        4,655
          2003                                        4,398
          2004                                        4,126
       Thereafter                                     3,960
                                                    -------
                                                    $29,787
                                                    =======

Rent expense relating to operating leases was as follows (in thousands):

Year ending January 31
----------------------
          1999                                      $ 9,438
          1998                                        8,255
          1997                                        7,849

The Company leases machinery and equipment from GECC under a 10-year operating lease arrangement. The total amount of machinery and equipment leased for 1997 and 1996, was $1,090,000 and $60,000, respectively. The Company has the option of buying out the leases three to five years into the lease period. In addition, the Company has obtained a commitment from GECC for $10 million worth of additional machinery and equipment to be leased under operating leases.

                             Virco Mfg. Corporation

7. COMMITMENTS (CONTINUED)

Minimum future lease-receipts (in thousands) for leases relating to properties owned or subleased as of January 31, 1999, are as follows:

Year ending January 31
----------------------
          2000                                      $ 1,153
          2001                                          378
          2002                                          378
          2003                                          378
          2004                                          378
         Thereafter                                   2,552
                                                    -------
                                                    $ 5,217
                                                    =======

8. CONTINGENCIES

The Company and other furniture manufacturers are subject to federal, state and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. The Company has expended, and may be expected to expend significant amounts for the investigation of environmental conditions, installation of environmental control equipment and remediation of environmental contamination.

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. At January 31, 1999 and 1998, there are no required reserves for such environmental contingencies.

The Company has a self-insured retention for product and general liability losses up to $100,000 per occurrence. The Company has purchased insurance to cover losses in excess of $100,000 up to a limit of $30,000,000. The Company has obtained an actuarial estimate of, and recorded the net present value of its total expected future losses for liability claims of $2.7 million at January 31, 1999, based upon the Company's estimated payout period of four years using a 10% discount rate.

                             Virco Mfg. Corporation

8. CONTINGENCIES (CONTINUED)

Workers' compensation, automobile, general and product liability claims may be asserted in the future for events not currently known by management. Management does not anticipate that any related settlement, after consideration of the existing reserve for claims incurred and potential insurance recovery would have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management that the ultimate outcome of all such matters will not materially affect the Company's financial position, results of operations or cash flows.

9. FOREIGN OPERATION

In May 1997, the Company decided to shut down its Mexican manufacturing facility. Subsequently, the Company sold a majority of the assets of the Mexican facility on October 8, 1997. The facility ceased operations on October 20, 1997. Total revenues of this operation, consisting primarily of transfers between geographic areas of the Company, were $5,389,000 and $11,735,000 for the years ended January 31, 1998 and 1997, respectively. The production requirements from this facility were transferred to the Torrance, California, and Conway, Arkansas, manufacturing plants. For fiscal year 1997, the Company incurred $2,970,000 in connection with the shutdown of the facility. The primary component of this amount related to severance benefits paid to the employees in accordance with Mexican law.

                             Virco Mfg. Corporation

10. QUARTERLY RESULTS (UNAUDITED)

The Company's quarterly results for the years ended January 31, 1999 and 1998, are summarized as follows (in thousands, except per share data):

                                         FIRST         SECOND          THIRD         FOURTH
                                        QUARTER        QUARTER        QUARTER        QUARTER
                                        -------        -------        -------        -------
Year ended January 31, 1999:
  Net sales                             $44,938        $87,539        $92,691        $48,452
  Gross profit                           14,675         28,655         32,376         17,360
  Net income                                790          6,368          7,304          3,168

  Net income per share - basic              .08            .65            .75            .33
  Net income per share - diluted            .08            .63            .73            .32

Year ended January 31, 1998:
  Net sales                             $40,958        $83,809        $87,239        $46,188
  Gross profit                           13,201         26,992         28,433         14,705
  Net income                                499          4,228          6,765          2,360

  Net income per share - basic              .05            .43            .69            .24
  Net income per share - diluted            .05            .42            .67            .24

Net income per share has been adjusted to reflect the 10% stock dividend declared in August 1998, and the 3 for 2 stock split declared in August 1997.