Form 10-Q
period 1999-04-30
VIRCO MFG CORPORATION
filed 1999-06-15
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended     April 30, 1999      Commission File Number    1-8777
                  -----------------------                       ----------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                      95-1613718
     -------------------------------                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

          2027 Harpers Way, Torrance, CA                      90501
     ------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (310) 533-0474
                                                       ----------------------

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


        The number of shares outstanding of each of the issuer's classes of common stock, as of June 7, 1999.

                 Common Stock                     9,492,611 Shares

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I. Financial Information

    Item 1.    Financial Statements (unaudited)

               Condensed consolidated balance sheets - April 30, 1999 and January 31, 1999

               Condensed consolidated statements of operations - Three months ended April 30, 1999 and 1998.

               Condensed consolidated statements of cash flows - Three months ended April 30, 1999 and 1998.

               Notes to condensed consolidated financial statements - April 30, 1999.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.       Other Information

    Item 4.    Submission of matters to a vote of Security Holders.

    Item 6.    Exhibits and Reports on Form 8-K

    Signatures

                                     PART 1


Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



 (Dollar amounts in thousands)

      ASSETS                                     4/30/99        1/31/99
                                                ---------      ---------
Current assets
   Cash                                         $   1,047      $   1,086

   Accounts and notes receivable                   21,777         30,973
     Less allowance for doubtful accounts            (313)          (200)
                                                ---------      ---------
     Net accounts and notes receivable             21,464         30,773

   Inventories (Note 2)
     Finished goods                                46,285         32,211
     Work in process                                9,278          6,713
     Raw materials and supplies                     9,716          9,544
                                                ---------      ---------
     Total inventories                             65,279         48,468

   Income taxes receivable                          1,261             --
   Prepaid expenses and deferred income tax         2,187          2,181
                                                ---------      ---------
Total current assets                               91,238         82,508


Property, plant & equipment
     Cost                                         107,993        100,035
     Less accumulated depreciation                (42,950)       (40,715)
                                                ---------      ---------
     Net property, plant & equipment               65,043         59,320

Other assets                                       10,207          9,552
                                                ---------      ---------
Total assets                                    $ 166,488      $ 151,380
                                                =========      =========



See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


 (Dollar amounts in thousands)

      LIABILITIES AND STOCKHOLDERS' EQUITY                            4/30/99        1/31/99
                                                                     ---------      ---------
Current liabilities
   Checks released but not yet cleared bank                          $   5,330      $   4,670
   Accounts payable                                                     10,728         14,398
   Accrued compensation and employee benefits                            6,957          9,156
   Current maturities on long-term debt                                  2,353          2,354
   Other current liabilities                                             3,887          4,525
                                                                     ---------      ---------
Total current liabilities                                               29,255         35,103

Non-current liabilities
   Long term debt (less current portion)                                42,203         21,344
   Other non-current liabilities                                         9,103          4,346
                                                                     ---------      ---------
Total non-current liabilities                                           51,306         25,690

Deferred income taxes                                                    1,664          1,664

Stockholders' equity
   Preferred stock:
     Authorized 3,000,000 shares, $.01 par value; none issued or
     outstanding                                                            --             --
   Common stock:
     Authorized 25,000,000 shares, $.01 par value; 9,961,537
     shares issued at 4/30/99 and 9,945,014 shares issued at
     1/31/99                                                               100            100
   Additional paid-in capital                                           68,430         68,361
   Retained earnings                                                    24,767         26,928
   Less treasury stock at cost (468,426 shares at 4/30/99 and
   301,087 shares at 1/31/99)                                           (8,531)        (5,814)
   Less unearned ESOP shares                                               (97)          (246)
     Less accumulated comprehensive loss                                  (406)          (406)
                                                                     ---------      ---------
Total stockholders' equity                                              84,263         88,923
                                                                     ---------      ---------
Total liabilities and stockholders' equity                           $ 166,488      $ 151,380
                                                                     =========      =========


See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)

                                                       3 Months Ended
                                                       --------------
                                                    4/30/99       4/30/98
                                                    --------      --------
Net sales                                           $ 37,479      $ 44,938
Cost of goods sold                                    26,118        30,263
                                                    --------      --------
Gross profit                                          11,361        14,675

Selling, general and administrative expense           14,055        13,012
Provision for doubtful accounts                          116           139
Interest expense                                         411           250
                                                    --------      --------
                                                      14,582        13,401
                                                    --------      --------

(Loss) income before income taxes                     (3,221)        1,274
Income taxes (benefit) expense                        (1,256)          484
                                                    --------      --------
Net (loss) income                                   $ (1,965)     $    790
                                                    ========      ========

Net (loss) income per share - basic and diluted     $   (.20)     $    .08


Dividend declared
     Cash (per share)                               $    .02      $    .02



See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)

(Dollar amounts in thousands)                                         3 Months Ended
                                                                      --------------

                                                                    4/30/99      4/30/98
                                                                   --------      --------
Operating activities
   Net (loss) income                                               $ (1,965)     $    790
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation                                                       2,235         1,697
   Provision for doubtful accounts                                      116           139
   Changes in assets and liabilities:
     Accounts and notes receivable                                    9,193         2,586
     Inventories                                                    (16,811)      (12,766)
     Prepaid expenses and other current assets                           (6)         (189)
     Income taxes receivable/payable                                 (2,065)          382
     Other assets                                                       (55)          (55)
     Accounts payable and accrued expenses                           (5,044)         (388)
                                                                   --------      --------

Net cash used in operating activities                               (14,402)       (7,804)

Investing activities
   Capital expenditures                                              (7,957)       (2,974)
   Net investment in life insurance                                    (601)         (760)
                                                                   --------      --------

Net cash used in investing activities                                (8,558)       (3,734)

Financing activities
   Issuance of long-term debt                                        25,933        11,597
   Repayment of long-term debt                                         (317)         (185)
   Purchase of treasury stock                                        (2,652)           --
   Payment of cash dividend                                            (196)         (179)
   Issuance of common stocks                                              4            33
   Loans to ESOP                                                        149            17
                                                                   --------      --------

Net cash provided by financing activities                            22,921        11,283
                                                                   --------      --------

Net change in cash                                                      (39)         (255)
Cash at beginning of quarter                                          1,086         1,221
                                                                   --------      --------
Cash at end of quarter                                             $  1,047      $    966
                                                                   ========      ========


See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 1999 and April 30, 1998


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

Note 2.    Inventory

           Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 1999. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.    Income Taxes

           Income taxes for the three month period ended April 30, 1999 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.    Significant Accounting Policies

           The weighted-average number of shares used in the computation of net loss per share was 9,619,141 for the quarter ended April 30, 1999. The weighted average number of shares used in the computation of basic net income per share and diluted net income per share were 9,821,825 and 10,113,794 for the quarter ended April 30, 1998, respectively. Per share and weighted-average share amounts for the quarter ended April 30, 1998 have been restated to reflect a 10% stock dividend payable on September 30, 1998 to stockholders of record as of September 4, 1998.

           In 1998, the Company adopted SFAS No.130 "Reporting Comprehensive Income." The Statement established standards for the reporting and display of comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Comprehensive income includes net (loss) income and minimum pension liability adjustments. Comprehensive (loss) income was ($1,965,000) and $790,000 for the quarter ended April 30, 1999, and April 30, 1998, respectively.

           In 1998, the Company adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information: SFAS 131 provides accounting guidance for reporting and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. The adoption of this SFAS has no impact on the way the Company reports or has reported its financial statements.

           In 1999, the Company adopted the AICPA issued SOP 98-1, Accounting for the costs of computer software developed for or obtained for internal-use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company has historically been capitalizing costs associated with software developed for its own use. The adoption of this SOP 98-1 has no impact on the way the Company reports or has reported its financial statements.

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

       Item 6.  Exhibits and Reports on Form 8-K

                None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 1999, the Company had a net loss of $1,965,000 on sales of $37,479,000 compared to a net income of $790,000 on sales of $44,938,000 in the same period last year.

Sales for the first quarter decreased $7,459,000 compared to the same period last year. While sales declined, incoming orders were approximately level. The combination of stable incoming orders combined with decreased shipments resulted in an increase in backlog approximately $7,500,000. The significant increase in backlog reflects two trends, which intensify the effect of the seasonal nature of the Company's business. First, incoming orders have increased for educational customers. These sales have historically been seasonal in nature and have become more so as the Company's educational customers increasingly demand those shipments be made in summer months. These increasingly seasonal educational orders have replaced less seasonal shipments to the Company's commercial customers. Sales and orders to commercial markets declined as a result of the continuing implementation of the Company's strategic decision to reduce sales to mass merchandisers which provide little gross margin to the Company. The Company continue to believe that its long-term interests will be served by avoiding this low-margin commodity business and emphasize higher margin products.

Gross profits for the quarter ended April 30, 1999, as a percent of sales, decreased by 2% compared to the same period last year. The decrease in gross profit is attributable to reduced levels of production due to reduced sales combined with increased spending related to the start up of the new manufacturing facility, partially offset by slightly reduced material costs.

Selling, general and administrative expense for the quarter ended April 30, 1999 increased by $1,043,000 compared to the same period last year. The increase in S, G &A was due to additional selling costs, product development expenses and information technology expenses relating to the implementation of a SAP Enterprise Resource Planning System. In the same quarter last year, the Company had incurred a one time $300,000 gain resulting from the final resolution of the Company's dispute over pricing on deliveries made to the GSA.

Interest expense increased by $161,000 due to a higher average borrowing balance for the quarter ended April 30, 1999 compared to the same period last year. The increase in borrowings was attributable to an increase in capital spending on the Conway, Arkansas facility expansion, an increase in spending to repurchase common shares and an increase in cash used in operating activities.

Financial Condition:

As a result of low shipments in the first quarter, accounts and notes receivable decreased by approximately $9,193,000 compared to year-end. In anticipation of strong summer shipments, inventory increased by nearly $16,811,000 compared to year-end. The increase in inventory during the first quarter of 1999, which was greater than the increase in inventory in the comparable quarter last year, primarily due to a decrease in shipments in the first quarter this year. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

Capital spending for the quarter ended April 30, 1999 was $7,957,000 compared to $2,974,000 for the same period last year. The $4,983,000 increase in capital spending was primarily related to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1998 Annual Report. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank and GECC. At April 30, 1999, the Company has approximately $6,557,000 available under its credit facility with Wells Fargo Bank. Beginning May 1, 1999 through October 31, 1999, the credit facility with Wells Fargo Bank is expanded to $60,000,000 from $50,000,000.

Net cash used in operating activities for the first quarter ended April 30, 1999 was $14,402,000 compared to $7,804,000 for the same period last year. The increase in cash used in operating activities was due to a decrease in net income, an increase in inventory, a decrease in accounts payable and accrued expenses, partially offset by reduced accounts receivable and an income taxes benefit.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 common stock. The amount authorized was subsequently increased to $14,000,000. As of April 30, 1999, the Company has repurchased approximately 426,061 shares at a cost of approximately $7,901,000. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On February 23, 1999, the Company's Board of Directors authorized a $.02 per share cash dividend, payable on April 30, 1999 to stockholders on record as of March 31, 1999. For the quarter ended April 30, 1999, the Company paid $196,000 in cash dividends.

The Company believes that cashflows from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

Year 2000 Compliance

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software of embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture product, or engage in similar normal business activities.

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

In August 1997, the Board of Directors approved the implementation of a SAP Enterprise Resource Planning System. This implementation was started in October 1997 and Virco contracted with Hewlett Packard and SAP to provide hardware, software and consulting services related to this implementation. The hardware, software and operating systems selected were determined to be year 2000 compliant prior to beginning the implementation. Subsequent to year-end, on March 1, 1999 the Company went live on the SAP system for all required modules except for payroll, which was converted in April 1999. As of April 30, 1999 the Company has expended approximately $9,500,000 on the implementation in addition to dedicating considerable management time and effort to this project. The assessment of the local area networks, which were installed as part of the SAP project, is approximately 90% complete. Remediation is approximately 70% complete, while testing and implementation are approximately 15% complete.

The Company's primary information systems do not have any significant interfaces with third party vendors. The Company does have remote access with financial institutions, credit institutions and other parties. The Company has queried the financial institutions and is not aware of any related Year 2000 issue, which would materially affect the Company.

In addition to the primary information systems, the Company is dependent on computer-controlled production and manufacturing equipment. Assessment of the equipment is approximately 95% complete. Remediation is approximately 80% complete, while testing and implementation are approximately 50% complete. The Company expects to complete these efforts by the fall of 1999.

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

With regard to the Company's product line, the Company manufactures furniture, including furniture designed for computers. There is no software or hardware embedded in the furniture. Accordingly, the Company believes that there is no Year 2000 exposure for any products it has sold.

The Company will utilize both internal and external resources to reprogram, replace, test and implement the software and operating equipment for the Year 2000. The total cost of the Year 2000 project is estimated at $10,000,000. This includes costs to implement the SAP Enterprise Resource Planning System, which is expected to significantly enhance the Company's operating capabilities. This expenditure is being financed with lease financing through GE Capital and operating cash flows. The projected costs and the date on which the Company believes it will complete the Year 2000 issues are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause such differences include but are not limited to, the availability and cost of personnel and the need to modify or replace hardware, software, communication or manufacturing equipment.

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

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases; oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, demand for the Company's products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

                             VIRCO MFG. CORPORATION

         Exhibit (11) - Statement Re: Computation of Earnings Per Share



                                                    1999              1998
                                                 -----------      -----------
                                                      Three Months Ended
                                                      ------------------
                                                           April 30
                                                           --------

Diluted Earnings Per Share

Average Shares Outstanding                         9,619,141        9,821,825

Net effect of dilutive stock options - based
on the treasury stock method using average
market price.                                             --          291,969
                                                 -----------      -----------
Totals                                             9,619,141       10,113,794
                                                 ===========      ===========

Net (Loss) Income                                $(1,965,000)     $   790,000
                                                 ===========      ===========

Per Share Amount                                 $      (.20)     $       .08
                                                 ===========      ===========



Weighted average shares outstanding for the three months ended April 30, 1998 are adjusted for 10% stock dividend declared August 11, 1998. For the quarter ended April 30, 1999, 179,503 shares of common stock equivalents were not included in the denominator to calculate earning per share since the Company has a loss in this quarter and including these shares would have been anti-dilutive.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIRCO MFG. CORPORATION




Date:     June 15, 1999                 By:  /s/ ROBERT E. DOSE
      ------------------------               -----------------------------------
                                             Robert E. Dose
                                             Vice President - Finance



Date:     June 15, 1999                 By:  /s/ BASSEY YAU
      ------------------------               -----------------------------------
                                             Bassey Yau
                                             Corporate Controller