Form 10-Q
period 1999-07-31
VIRCO MFG CORPORATION
filed 1999-09-15
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended    July 31, 1999      Commission File Number      1-8777
                 -----------------------                      ------------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

             Delaware                                       95-1613718
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

           2027 Harpers Way, Torrance, CA                       90501
       -----------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (310) 533-0474
                                                      --------------------------

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


         The number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 1999

           Common Stock                                10,424,735 *


* Adjusted for 10% stock dividend declared August 17, 1999, date of record September 3, 1999, payable September 30, 1999.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - July 31, 1999 and January 31, 1999

                  Condensed consolidated statements of income - Three months ended July 31, 1999 and 1998.

                  Condensed consolidated statements of income - Six months ended July 31, 1999 and 1998.

                  Condensed consolidated statements of cash flows - Six months ended July 31, 1999 and 1998.

                  Notes to condensed consolidated financial statements - July 31, 1999.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders.

     Item 6.      Exhibits & Reports on Form 8-K.

Signatures

                                     PART 1


Item 1. Financial Statements

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

        ASSETS                                      7/31/99         1/31/99
        ------                                      -------         -------
Current assets
    Cash                                          $     687       $   1,086

    Accounts and notes receivable                    58,370          30,973
      Less allowance for doubtful accounts             (489)           (200)
                                                  ---------       ---------
      Net accounts and notes receivable              57,881          30,773

    Inventories (Note 2)
      Finished goods                                 33,880          32,211
      Work in process                                10,212           6,713
      Raw materials and supplies                     12,694           9,544
                                                  ---------       ---------
      Total inventories                              56,786          48,468

    Prepaid expenses and deferred income tax          1,979           2,181
                                                  ---------       ---------
      Total current assets                          117,333          82,508


Property, plant and equipment
      Cost                                          115,433         100,035
      Less accumulated depreciation                 (45,414)        (40,715)
                                                  ---------       ---------
      Net property, plant and equipment              70,019          59,320

Other assets                                         10,547           9,552
                                                  ---------       ---------
                                                  $ 197,899       $ 151,380
                                                  =========       =========


See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

    LIABILITIES AND SHAREHOLDERS' EQUITY                              7/31/99         1/31/99
    ------------------------------------                              -------         -------
Current liabilities
    Checks released but not yet cleared bank                        $   4,527       $   4,670
    Accounts payable                                                   16,654          14,398
    Income taxes payable                                                2,594           9,156
    Current maturities on long-term debt                                5,429           2,354
    Other current liabilities                                          13,712           4,525
                                                                    ---------       ---------
      Total current liabilities                                        42,916          35,103

Non-current liabilities
    Long term debt (less current portion)                              58,119          21,344
    Other non-current liabilities                                       4,972           4,346
                                                                    ---------       ---------
      Total non-current liabilities                                    63,091          25,690

Deferred income taxes                                                   1,664           1,664

Shareholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none
      issued or outstanding                                                --              --

    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 9,971,537
      shares issued at 7/31/99 and 9,945,014 shares issued at
      1/31/99
                                                                          100             100
    Additional paid-in capital                                         68,457          68,361
    Retained earnings                                                  31,103          26,928
    Less treasury stock at cost (494,505 shares at 7/31/99 and
    301,087 shares at 1/31/99)                                         (8,929)         (5,814)
    Less unearned ESOP shares                                             (97)           (246)
     Less accumulated comprehensive loss                                 (406)           (406)
                                                                    ---------       ---------
      Total shareholders' equity                                       90,228          88,923
                                                                    $ 197,899       $ 151,380
                                                                    =========       =========


See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                                ---------------------
                                                                7/31/99      7/31/98
                                                                -------      -------
Net sales                                                       $88,224      $87,539
Cost of goods sold                                               57,756       58,884
                                                                -------      -------
      Gross profit                                               30,468       28,655

Selling, general and administrative expense                      18,605       17,512
Provision for doubtful accounts                                     266          248
Interest expense                                                    898          530
                                                                -------      -------
                                                                 19,769       18,290

Income before income taxes                                       10,699       10,365

Income taxes                                                      4,172        3,997
                                                                -------      -------

      Net income                                                $ 6,527      $ 6,368
                                                                =======      =======

Earnings per share                                                  .63          .59
Earnings per share - assuming dilution                              .61          .57

Weighted average shares outstanding (a)                          10,441       10,815
Weighted average shares outstanding- assuming dilution (a)       10,636       11,115

Dividend per share
Cash (a)                                                        $   .02      $   .02


(a) Adjusted for 10% stock dividend declared August 17, 1999.

See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)

                                                                    Six Months Ended
                                                                 ---------------------
                                                                 7/31/99       7/31/98
                                                                 -------       -------
Net sales                                                       $125,703      $132,477
Cost of goods sold                                                83,874        89,147
                                                                --------      --------
      Gross profit                                                41,829        43,330

Selling, general and administrative expense                       32,658        30,524
Provision for doubtful accounts                                      384           387
Interest expense                                                   1,309           780
                                                                --------      --------
                                                                  34,351        31,691

Income before income taxes                                         7,478        11,639

Income taxes                                                       2,916         4,481
                                                                --------      --------

      Net income                                                $  4,562      $  7,158
                                                                ========      ========

Earnings per share                                                   .43           .66
Earnings per share - assuming dilution                               .42           .64

Weighted average shares outstanding (a)                           10,541        10,817
Weighted average shares outstanding- assuming dilution (a)        10,737        11,118

Dividend per share
Cash  (a)                                                       $    .04      $    .03


(a) Adjusted for 10% stock dividend declared August 17, 1999.

See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

                                                                               Six Months Ended
                                                                            ----------------------
                                                                            7/31/99        7/31/98
                                                                            -------        -------
Cash flows from operating activities
    Net income                                                             $  4,562       $  7,158
    Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation                                                              4,705          3,394
    Provision for doubtful accounts                                             384            387
    Loss on sales of fixed assets                                                18            128
    Change in assets and liabilities:
      Accounts and notes receivable                                         (27,492)       (18,132)
      Inventories                                                            (8,318)        (8,794)
      Prepaid expenses and deposits                                             202           (944)
      Income taxes receivable/payable                                         1,790          3,169
      Other assets                                                                8           (323)
      Accounts payable and accrued expenses                                   3,574          2,406
                                                                           --------       --------

Net cash used in operating activities                                       (20,567)       (11,551)

Cash flows from investing activities
    Capital expenditures                                                    (15,462)        (7,942)
    Proceeds from sale of assets                                                 41            930
    Net investment in life insurance                                         (1,004)          (990)
                                                                           --------       --------

Net cash used in investing activities                                       (16,425)        (8,002)

Cash flows from financing activities
    Issuance of long-term debt                                               41,132         24,749
    Repayment of long-term debt                                              (1,282)          (371)
    Payment of cash dividend                                                   (386)          (358)
    Purchase of treasury stock                                               (3,051)          (950)
    Issuance of common stocks                                                    31             76
    Loans to ESOP                                                               149            104
                                                                           --------       --------

Net cash provided by financing activities                                    36,593         23,250

Net change in cash                                                             (399)         3,697
Cash at beginning of period                                                   1,086          1,221
                                                                           --------       --------
Cash at end of period                                                      $    687       $  4,918
                                                                           ========       ========

See notes to condensed consolidated financial statements.

                     VIRCO MFG. CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 1999 and July 31, 1998


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the Company's generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

Note 2.       Inventory

              Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 1999. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.       Income Taxes

              Income taxes for the three month period ended July 31, 1999 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.       Significant Accounting Policies

              The Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128, which replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of convertible securities. All prior year net income per share data has been restated in accordance with the new standard.

                                                        3 MONTHS ENDED            6 MONTHS ENDED
                                                        --------------            --------------

              (In thousands, except per              7/31/99      7/31/98      7/31/99      7/31/98
              share data)                            -------      -------      -------      -------
              Numerator:
                   Net Income                         $ 6,527      $ 6,368      $ 4,562      $ 7,158

              Denominator:
                   Denominator for basic
                   earnings per share -                10,441       10,815       10,541       10,817
                   weighted average shares

              Dilutive potential
                  common shares                          195          300          196          301
                                                     -------      -------      -------      -------

              Denominator for diluted
                  earnings per share -                10,636       11,115       10,737       11,118
                  adjusted weighted
                  average shares and
                  assumed conversions

              Basic earnings per share               $  0.63      $  0.59      $  0.43      $  0.66

              Diluted earnings per share             $  0.61      $  0.57      $  0.42      $  0.64


              In 1998, the Company adopted SFAS No.130 "Reporting Comprehensive Income." The Statement established standards for the reporting and display of comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $6,527,000 and $6,368,000 for the three months ended July 31, 1999, and 1998, respectively. Comprehensive income was $4,562,000 and $7,158,000 for the six months ended July 31, 1999 and 1998, respectively.

              In 1998, the Company adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," SFAS 131 provides accounting guidance for reporting and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. The Company operates in one business segment and is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Accordingly, the adoption of this statement has no impact on the way the Company reports or has reported its financial statements.

              In 1999, the Company adopted the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company has historically been capitalizing costs associated with software developed for its own use. The adoption of this SOP 98-1 has no impact on the way the Company reports or has reported its financial statements.

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

                       VIRCO MFG. CORPORATION SUBSIDIARIES

                                Other Information


Item 4.   Submission of matters to a vote of Security Holders

          The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 15, 1999.

          Election of three directors whose term expire in 2002.

                                                 Votes For
                                                 ---------
          James R. Wilburn                       8,435,296
          Hugh D. Tyler                          8,438,159
          Donald S. Friesz                       8,427,334


Item 6.   Exhibits and Reports on Form 8-K

          None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 1999, the Company earned net income of $6,527,000 on sales of $88,224,000 compared to net income of $6,368,000 on sales of $87,539,000 in the same period last year. Earnings were $.61 per share compared to $.57 per share in the same period last year, after giving effect to the 10% stock dividend declared August 17, 1999. For the six months ended July 31, 1999, the Company earned net income of $4,562,000 on sales of $125,703,000 compared to net income of $7,158,000 on sales of $132,477,000 in the same period last year. Earnings were $.42 per share compared to $.64 per share in the same period last year, after giving effect to the 10% stock dividend declared August 17, 1999.

The second quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco's sales have intensified due to strategic marketing decisions and changes in the buying pattern of educational customers. Although second quarter sales improved slightly, year to date sales have decreased by $6,774,000 compared to the same period last year. While shipments have declined, incoming orders were approximately level. The combination of stable incoming orders combined with decreased shipments resulted in an increase in backlog of approximately $6,000,000. The increase in backlog reflects two trends, which intensify the effect of the seasonal nature of the Company's business. First, incoming orders have increased for educational customers. These sales have historically been seasonal in nature and have become more so as the Company's educational customers increasingly demand those shipments be made in summer months. These increasingly seasonal educational orders have replaced less seasonal shipments to the Company's commercial customers. Second, sales and orders to commercial markets declined as a result of the continuing implementation of the Company's strategic decision to reduce sales to mass merchandisers which provide little gross margin to the Company. The Company continues to believe that its long-term interests will be served by avoiding this low-margin commodity business by emphasizing higher margin products and customers.

Gross profits for the three months ended July 31, 1999, as a percent of sales, increased by more than 1.5 % compared to the same period last year. The increase in gross profit is attributable to the Company's efforts to focus on more profitable products and customers. The improved margins more than offset the impact of increased spending related to the start up of the new manufacturing facility. Stable to slightly reduced material costs contributed to the improved margins.

Selling, general and administrative expense for the quarter ended July 31, 1999 increased both in total dollars and as a percentage of sales compared to the same period last year. The increase in selling, general and administrative expense were partially attributable product mix. The reduction in mass merchant business, which was typically sold FOB factory, has been replaced in part by sales to educational customers, which typically include freight and installation. In addition, the Company has incurred additional selling costs, product development expenses, and information technology expenses relating to the implementation of a SAP Enterprise Resource Planning System.

Interest expense increased by $368,000 due to a higher average borrowing balance for the quarter ended July 31, 1999 compared to the same period last year. The increase in borrowings was attributable to an increase in capital spending on the Conway, Arkansas facility expansion.

Financial Condition:

As a result of seasonally high shipments in the second quarter, accounts receivable increased by approximately $27,397,000 compared to year-end. The increase in accounts receivable during the second quarter of 1999 was greater than the increase in accounts receivable in the comparable quarter last year and indicates that the seasonal nature of the Company's educational business continues to intensify. In anticipation of strong third quarter deliveries, inventory increased by nearly $8,318,000 compared to year-end. This increase in accounts receivable and inventory was financed through the credit facility with Wells Fargo Bank.

Capital spending for the quarter ended July 31, 1999 was $15,462,000 compared to $7,942,000 for the same period last year. The $7,520,000 increase in capital spending was primarily relating to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1998 Annual Report. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank and GECC. At July 31, 1999, the Company has approximately $12,000,000 available under its credit facility with Wells Fargo Bank. Beginning May 1, 1999 through October 31, 1999, the credit facility with Wells Fargo Bank is expanded to $70,000,000 from $50,000,000.

Net cash flows used in operating activities for the second quarter and for the six-month ended July 31, 1999 totaled $6,165,000 and $20,567,000, respectively, compared to $3,747,000 and $11,551,000, respectively, for the same periods last year. The net $9,016,000 increase in cash flows used by operating activities for the six-month period ended July 31, 1999 compared to the same period prior year, is primarily due to the Company's reduced profits and increased account receivables. Long term debt was $58,119,000 as of July 31, 1999 compared to $21,344,000 as of January 31,1999. The $36,775,000 increase in long term debt is primarily due to the Company's reduced profitability, increased accounts receivable and increased capital spending.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 common stock. The amount authorized was subsequently increased to $14,000,000. As of July 31, 1999, the Company has incurred approximately $8,299,000 for the buyback. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On August 17, 1999, the Company's Board of Directors authorized a 10% stock dividend payable on September 30, 1999 to stockholders on record as of September 3, 1999. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 29, 1999 to stockholders on record as of October 11, 1999. For the six months ended July 31, 1999, the Company paid $386,000 in cash dividends.

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

In August 1997, the Board of Directors approved the implementation of a SAP Enterprise Resource Planning System. This implementation was started in October 1997 and Virco contracted with Hewlett Packard and SAP to provide hardware, software and consulting services related to this implementation. The hardware, software and operating systems selected were represented to be year 2000 compliant prior to beginning the implementation. Subsequent to year-end, on March 1, 1999 the Company went live on the SAP system for all required modules except for payroll, which was converted in April 1999. As part of the Year 2000 effort, the Company has installed, and will continue to install, patches and upgrades as provided by hardware and software providers to ensure the systems will be Year 2000 compliant. As of July 31, 1999 the Company has expended approximately $9,750,000 on the implementation in addition to dedicating considerable management time and effort to this project. The assessment of the local area networks, which were installed as part of the SAP project, is approximately 90% complete. Remediation is approximately 70% complete, while testing and implementation are approximately 15% complete.

The Company's primary information systems do not have any significant interfaces with third party vendors. The Company does have remote access with financial institutions, credit institutions and other parties. The Company has queried the financial institutions and is not aware of any related Year 2000 issue that would materially affect the Company.

In addition to the primary information systems, the Company is dependent on computer-controlled production and manufacturing equipment. Assessment of the equipment is approximately 95% complete. Remediation is approximately 80% complete, while testing and implementation are approximately 50% complete. The Company expects to complete these efforts by the end of the third quarter of 1999.

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


                                              VIRCO MFG. CORPORATION




Date: September 15, 1999                      By: /s/ ROBERT E. DOSE
     -------------------------------             -------------------------------
                                                 Robert E. Dose
                                                 Vice President - Finance




Date: September 15, 1999                      By: /s/ BASSEY YAU
     -------------------------------             -------------------------------
                                                 Bassey Yau
                                                 Corporate Controller