Form 10-Q
period 1999-10-31
VIRCO MFG CORPORATION
filed 1999-12-15
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended October 31, 1999                 Commission File Number 1-8777

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


                                    No change
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No   [ ]


        The number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1999

             Common Stock                  10,919,241*

* Adjusted for 10% stock dividend declared August 17, 1999, date of record September 3, 1999, payable September 30, 1999.

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Condensed consolidated balance sheets - October 31, 1999 and January 31, 1999

                Condensed consolidated statements of income - Three months ended October 31, 1999 and 1998.

                Condensed consolidated statements of income - Nine months ended October 31, 1999 and 1998.

                Condensed consolidated statements of cash flows - Nine months ended October 31, 1999 and 1998.

                Notes to condensed consolidated financial statements - October 31, 1999.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

        Item 4. Submission of matters to a vote of Security Holders.

                None

        Item 6. Exhibits & Reports on Form 8-K.

                None

Signatures

                                     PART I

Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

     ASSETS                                           10/31/99         1/31/99
     ------                                           --------        --------
Current assets
   Cash                                               $  2,538        $  1,086

   Accounts and notes receivable                        49,639          30,973
     Less allowance for doubtful accounts                 (485)           (200)
                                                      --------        --------
     Net accounts and notes receivable                  49,154          30,773

   Inventories (Note 2)
     Finished goods                                     24,508          32,211
     Work in process                                     8,529           6,713
     Raw materials and supplies                         11,800           9,544
                                                      --------        --------
     Total inventories                                  44,837          48,468

   Prepaid expenses and deferred income tax              1,928           2,181
                                                      --------        --------
     Total current assets                               98,457          82,508


Property, plant and equipment
     Cost                                              126,058         100,035
     Less accumulated depreciation                     (47,809)        (40,715)
                                                      --------        --------
     Net property, plant and equipment                  78,249          59,320

Other assets                                            10,589           9,552
                                                      --------        --------
                                                      $187,295        $151,380
                                                      ========        ========


See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

   LIABILITIES AND SHAREHOLDERS' EQUITY                 10/31/99       1/31/99
   ------------------------------------                 --------       --------
Current liabilities
   Checks released but not yet cleared bank             $  6,099       $  4,670
   Accounts payable                                       15,005         14,398
   Income taxes payable                                    3,175            804
   Current maturities on long-term debt                    2,353          2,354
   Other current liabilities                              13,797         12,877
                                                        --------       --------
     Total current liabilities                            40,429         35,103

Non-current liabilities
   Long term debt (less current portion)                  44,217         21,344
   Other non-current liabilities                           5,334          4,346
                                                        --------       --------
     Total non-current liabilities                        49,551         25,690

Deferred income taxes                                      1,664          1,664

Shareholders' equity
   Preferred stock:
     Authorized 3,000,000 shares, $.01 par value;
     none issued or outstanding                               --             --
   Common stock:
     Authorized 25,000,000 shares, $.01 par value;
     10,919,241 shares issued at 10/31/99 and
     9,945,014 shares issued at 1/31/99                      109            100
   Additional paid-in capital                             84,501         68,361
   Retained earnings                                      21,259         26,928
   Less treasury stock at cost (494,505 shares at
   10/31/99 and 301,087 shares at 1/31/99)                (9,620)        (5,814)
   Less unearned ESOP shares                                (192)          (246)
   Less accumulated comprehensive loss                      (406)          (406)
                                                        --------       --------
     Total shareholders' equity                           95,651         88,923
                                                        --------       --------
                                                        $187,295       $151,380
                                                        ========       ========


See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                               ----------------------
                                                               10/31/99      10/31/98
                                                               --------      --------
Net sales                                                       $93,895       $92,691
Cost of goods sold                                               60,212        60,315
                                                                -------       -------
     Gross profit                                                33,683        32,376

Selling, general and administrative expense                      22,661        19,860
Provision for doubtful accounts                                      --           217
Interest expense                                                    506           423
                                                                -------       -------
                                                                 23,167        20,500

Income before income taxes                                       10,516        11,876
Income taxes                                                      4,102         4,572
                                                                -------       -------
     Net income                                                 $ 6,414       $ 7,304
                                                                =======       =======

Earnings per share                                                  .62           .68
Earnings per share - assuming dilution                              .61           .66

Weighted average shares outstanding (a)                          10,406        10,771
Weighted average shares outstanding- assuming dilution (a)       10,598        11,048

Dividend per share
Cash (a)                                                        $   .02       $   .02
Stock                                                                10%           10%

(a) Adjusted for 10% stock dividend declared August 17, 1999.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

                                                                    Nine Months Ended
                                                                -----------------------
                                                                10/31/99       10/31/98
                                                                --------       --------
Net sales                                                       $219,598       $225,168
Cost of goods sold                                               144,086        149,462
                                                                --------       --------
     Gross profit                                                 75,512         75,706

Selling, general and administrative expense                       55,322         50,384
Provision for doubtful accounts                                      381            604
Interest expense                                                   1,815          1,203
                                                                --------       --------
                                                                  57,518         52,191

Income before income taxes                                        17,994         23,515

Income taxes                                                       7,018          9,053
                                                                --------       --------

     Net income                                                 $ 10,976       $ 14,462
                                                                ========       ========

Earnings per share                                              $   1.05           1.35
Earnings per share - assuming dilution                          $   1.03           1.31

Weighted average shares outstanding (a)                           10,476         10,752
Weighted average shares outstanding- assuming dilution (a)        10,671         11,054

Dividend per share
Cash  (a)                                                       $    .06       $    .05
Stock                                                                 10%            10%

(a) Adjusted for 10% stock dividend declared August 17, 1999.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

                                                                    Nine Months Ended
                                                                -----------------------
                                                                10/31/99       10/31/98
                                                                --------       --------
Cash flows from operating activities
   Net income                                                   $ 10,976       $ 14,462
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Depreciation                                                    7,198          5,721
   Provision for doubtful accounts                                   381            604
   Loss on sales of fixed assets                                     175            129
   Change in assets and liabilities:
     Accounts and notes receivable                               (18,762)       (14,136)
     Inventories                                                   3,631          7,368
     Prepaid expenses and deposits                                   253         (2,247)
     Income taxes receivable/payable                               2,371          3,211
     Other assets                                                      8           (356)
     Accounts payable and accrued expenses                         3,944          5,054
                                                                --------       --------

Net cash provided by operating activities                         10,175         19,810

Cash flows from investing activities
   Capital expenditures                                          (26,343)       (17,290)
   Proceeds from sale of assets                                       41            930
   Net investment in life insurance                               (1,046)        (1,035)
                                                                --------       --------

Net cash used in investing activities                            (27,348)       (17,395)

Cash flows from financing activities
   Issuance of long-term debt                                     24,563          2,825
   Repayment of long-term debt                                    (1,690)        (2,638)
   Payment of cash dividend                                         (592)          (553)
   Purchase of treasury stock                                     (3,741)        (1,997)
   Issuance of common stocks                                          31            145
   Loans to ESOP                                                      54             33
                                                                --------       --------

Net cash provided by (used in) financing activities               18,625         (2,185)

Net change in cash                                                 1,452            230
Cash at beginning of period                                        1,086          1,221
                                                                --------       --------
Cash at end of period                                           $  2,538       $  1,451
                                                                ========       ========

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 1999 and October 31, 1998


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. The balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the Company's generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

Note 2. Inventory

        Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the nine-month periods ended October 31, 1999. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3. Income Taxes

        Income taxes for the nine-month period ended October 31, 1999 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4. Significant Accounting Policies

        Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of convertible securities.

                                      3 MONTHS ENDED              9 MONTHS ENDED
                                      --------------              --------------

(In thousands, except per
   share data)                   10/31/99     10/31/98     10/31/99     10/31/98
-------------------------        --------     --------     --------     --------
Numerator:
   Net Income                      $6,414      $ 7,304      $10,976      $14,462

 Denominator:
   Denominator for basic
   earnings per share -            10,406       10,771       10,476       10,752
   weighted average shares

   Dilutive potential
   common shares                      192          277          195          302
                                  -------      -------      -------      -------

   Denominator for diluted
   earnings per share -            10,598       11,048       10,671       11,054
   adjusted weighted average
   shares and assumed
   conversions

Basic earnings per share          $  0.62      $  0.68      $  1.05      $  1.35

Diluted earnings per share        $  0.61      $  0.66      $  1.03      $  1.31


Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $6,414,000 and $7,304,000 for the three months ended October 31, 1999, and 1998, respectively. Comprehensive income was $10,976,000 and $14,462,000 for the nine months ended October 31, 1999 and 1998, respectively.

The Company operates in one business segment and is engaged in the design, production and distribution of quality furniture for the commercial and education markets.

In 1999, the Company adopted the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal-use." The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company has historically capitalized costs associated with software developed for its own use. The adoption of this SOP 98-1 has no effect on the way the Company reports or has reported its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for the Company for all fiscal quarters of fiscal years beginning February 1, 2001. Management does not believe that the adoption of this SFAS has no impact on the way the Company reports or has reported its financial statements.

                             VIRCO MFG. CORPORATION

                                Other Information

Item 4. Submission of matters to a vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                             VIRCO MFG. CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter of 1999, the Company earned net income of $6,414,000 on sales of $93,895,000 compared to net income of $7,304,000 on sales of $92,691,000 in the same period last year. Earnings were $.61 per share compared to $.66 per share in the same period last year, after giving effect to the 10% stock dividend declared August 17, 1999. For the nine months ended October 31, 1999, the Company earned net income of $10,976,000 on sales of $219,598,000 compared to net income of $14,462,000 on sales of $225,168,000 in the same period last year. Earnings were $1.03 per share compared to $1.31 per share in the same period last year, after giving effect to the 10% stock dividend declared August 17, 1999.

The third quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco's sales has intensified due to strategic marketing decisions and changes in the buying pattern of educational customers. Although third quarter sales improved slightly, year to date sales have decreased by $5,570,000 compared to the same period last year. While shipments have declined, incoming orders were approximately level. We believe that two factors have contributed to the modest growth in third quarter sales and decline in year to date sales. First, the growth in the educational sales market was not as large as we had anticipated for the year. This, in combination with some very aggressive price competition from regional competitors has resulted in year to date educational sales, which are comparable to the prior year. Second, sales and orders of commercial furniture declined as a result the Company's strategic decision to reduce sales to mass merchandisers. The reduction in sales to mass merchandisers has been partially offset by increases in sales to hospitality markets, convention centers, churches, and the Government Services Administration. The Company continues to believe that its long-term interests will be served by avoiding this low-margin commodity business by emphasizing higher margin products and customers.

Gross profits for the three months ended October 31, 1999, as a percent of sales, increased by 1% compared to the same period last year. The increase in gross profit is attributable to the Company's efforts to focus on more profitable products and customers, offset in part by production inefficiencies related to the start up of the new manufacturing facility.

Selling, general and administrative expense for the quarter ended October 31, 1999 increased both in total dollars and as a percentage of sales compared to the same period last year. The increase in selling, general and administrative expense was partially attributable product mix. The reduction in mass merchant business, which was typically sold FOB factory, has been replaced in part by sales to educational and commercial customers, which typically include freight and installation. In addition, the inefficiencies related to the plant start up mentioned above, combined with the concurrent go live of the SAP system contributed to some additional costs incurred in the delivery and installation of furniture. Finally, the Company has incurred additional selling expenses relating to increased direct sales representatives, product development expenses, and information technology expenses relating to the implementation of an SAP Enterprise Resources Planning System. Interest expense increased by $83,000 for the quarter ended October 31, 1999 compared to the same period last year. The increase was attributable to a higher average borrowing balance offset by interest capitalized relating to assets under construction.

Financial Condition:


As a result of seasonally high shipments in the third quarter, accounts receivable increased by approximately $17,875,000 compared to year-end. The increase in accounts receivable during the third quarter of 1999 was greater than the increase in accounts receivable in the comparable quarter last year and indicates that the seasonal nature of the Company's educational business continues to intensify. Inventory decreased by $3,631,000 compared to year-end due to high shipments in the third quarter.

Capital spending for the quarter ended October 31, 1999 was $26,343,000 compared to $17,290,000 for the same period last year. The $9,053,000 increase in capital spending was primarily relating to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1998 Annual Report. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank and GECC. At October 31, 1999, the Company has approximately $29,166,000 available under its $70,000,000 credit facility with Wells Fargo Bank. At November 1, 1999, the credit facility with Wells Fargo Bank was reduced to $50,000,000.

Net cash flows provided by operating activities for the nine months ended October 31, 1999 totaled $10,175,000 compared to $19,810,000 for the same periods last year. The net $9,635,000 decrease in cash flows provided by operating activities is primarily due to the Company's reduced profits and increased account receivables. Long term debt was $44,217,000 as of October 31, 1999 compared to $21,344,000 as of January 31,1999. The $22,873,000 increase in long term debt is primarily due to the Company's reduced profitability, increased accounts receivable and increased capital spending.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 common stock. The amount authorized was subsequently increased to $14,000,000. As of October 31, 1999, the Company has incurred approximately $9,600,000 for the buyback. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On August 17, 1999, the Company's Board of Directors authorized a 10% stock dividend payable on September 30, 1999 to stockholders on record as of September 3, 1999. This resulted in the issuance of 947,703 additional shares of common stock. All per share and weighted average share amounts have been restated to reflect this stock dividend. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 29, 1999 to stockholders on record as of October 11, 1999. For the nine months ended October 31, 1999, the Company paid $592,000 in cash dividends.

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

In August 1997, the Board of Directors approved the implementation of a SAP Enterprise Resource Planning System. This implementation was started in October 1997 and Virco contracted with Hewlett Packard and SAP to provide hardware, software and consulting services related to this implementation. The hardware, software and operating systems selected were represented to be year 2000 compliant prior to beginning the implementation. Subsequent to year-end, on March 1, 1999 the Company went live on the SAP system for all required modules except for payroll, which was converted in April 1999. As part of the Year 2000 effort, the Company has installed, and will continue to install, patches and upgrades as provided by hardware and software providers to ensure the systems will be Year 2000 compliant. As of October 31, 1999 the Company has expended approximately $11,000,000 on the implementation in addition to dedicating considerable management time and effort to this project. The Company believes that assessment, remediation and testing of local area networks, which were installed as part of the SAP project, is 100% complete.

The Company's primary information systems do not have any significant interfaces with third party vendors. The Company does have remote access with financial institutions, credit institutions and other parties. The Company has queried the financial institutions and is not aware of any related Year 2000 issue that would materially affect the Company.

In addition to the primary information systems, the Company is dependent on computer-controlled production and manufacturing equipment. The Company believes that assessment, remediation and testing of this equipment is 100% complete.

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

The Company has utilized both internal and external resources to reprogram, replace, test and implement the software and operating equipment for the Year 2000. The total cost of the Year 2000 project is estimated at $12,000,000. This includes costs to implement the SAP Enterprise Resource Planning System, which is expected to significantly enhance the Company's operating capabilities. This expenditure is being financed with lease financing through GE Capital and operating cash flows.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company believes that it has completed all necessary phases of the Year 2000 program. In the event that the Company has not successfully remediated all Y2K issues, the Company could be unable to manufacture or sell certain products, which are dependent upon automated systems. The Company sells a significant amount of furniture to publicly funded facilities. While no one customer is significant to the Company, if a large government agency which funds educational institutions were to have Year 2000 issues which affected school funding, the Company could incur a material loss of sales and cash flow. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation related to computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company does not have a contingency plan in the event it has not adequately completed all phases of the Year 2000 program. The Company continually evaluates the status of the program and will prepare a contingency plan if it becomes apparent that the program, or portions thereof, will not be completed on a timely basis.

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

                                            VIRCO MFG. CORPORATION


Date: December 15, 1999                     By: /s/ ROBERT E. DOSE
                                               ---------------------------------
                                               Robert E. Dose
                                               Vice President - Finance



Date: December 15, 1999                     By: /s/ BASSEY YAU
                                               ---------------------------------
                                               Bassey Yau
                                               Corporate Controller