Form 10-K405
period 2000-01-31
VIRCO MFG CORPORATION
filed 2000-05-01
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to_______________ .

                          Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   95-1613718
   -------------------------------                     -------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)


 2027 Harpers Way, Torrance, California                      90501
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code (310) 533-0474
                                                           ------------------

Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                         Name of each exchange on which registered:
        -------------------                         ------------------------------------------
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 17, 2000, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $102,057,269.

The number of shares of Common Stock outstanding at April 17, 2000, was 10,334,913 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 22, 2000, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 2000 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K




Caption                                                                                                              Page
-------                                                                                                              ----
                                     PART I
Item 1.         Business...........................................................................................   4

Item 2.         Properties.........................................................................................   6

Item 3.         Legal Proceedings..................................................................................   8

Item 4.         Submission of Matters to a Vote of Security Holders................................................   8

                                     PART II

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters...............................   9

Item 6.         Selected Financial Data............................................................................   9

Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................................   9

Item 7a.        Quantitative and Qualitative Disclosures about Market Risk.........................................   9

Item 8.         Financial Statements and Supplementary Data .......................................................   9

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............   9

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.................................................   10

Item 11.        Executive Compensation.............................................................................   11

Item 12.        Security Ownership of Certain Beneficial Owners and Management.....................................   11

Item 13.        Certain Relationships and Related Transactions.....................................................   11

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................  12

                                     PART I


Item 1. Business

Introduction

        Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design, production, and distribution of quality furniture for the contract and education markets worldwide. Fifty years of product design and manufacturing have resulted in a wide product line targeted for facility managers. Examples of these facilities served by the Company include public and private schools, colleges and universities, convention centers, federal and state institutions, churches and other businesses. We also sell to wholesalers, distributors, retailers and catalog retailers. In order to divide the workload into manageable amounts, Virco has divided the sales force into two groups: Education and Commercial.

        Virco has one product line and one catalog, which is used to promote sales of product to all sales channels. A core marketing group, which reports to the President and is composed of representatives from sales, product development and corporate marketing prepares annual plans which allocate resources for product development, marketing and selling expense for all sales channels, customer service and the product stocking plan (Quick Ship program).

        Virco maintains two interdependent manufacturing and distribution facilities: one in Torrance, California and one in Conway, Arkansas. Customer service departments are located at each of these locations. Much of our product line can be produced at either location, but many products or components are produced at only one factory due to space, cost or process requirements. Sales support and order fulfillment is typically provided by the factory/distribution center nearest to the end user.

        The trend in educational sales is becoming increasingly seasonal. The ability to forecast, finance, manufacture and warehouse furniture for this narrow delivery window is a significant competency, which gives the Company a competitive advantage in this market niche. The Company has approximately one million sq. ft. of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 55% of total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period.

        Virco has developed several competencies that position the Company to service its selected markets. Included in these competencies is what we believe to be the largest direct sales force in the education market for classroom furniture, where our primary competitors rely upon distributorships. Another important element of Virco's success is its manufacturing capabilities. The Company has developed competencies in several processes, which are important to the markets we serve. These processes include finishing systems, plastic molding, metal fabrication and woodworking. Virco's manufacturing facilities are located in California and Arkansas. Over one million sq. ft. of manufacturing and support facilities are organized for the production of furniture.

        The Company has continued to make significant capital investments in the Conway, Arkansas manufacturing facility, which services the eastern region of the United States. In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway, Arkansas, which will support up to 1,700,000 sq. ft. of manufacturing, warehousing, office, and showroom facilities. Capital spending at this location was approximately $29,200,000 in 1999, $20,600,000 in 1998 and $6,100,000 in
        1997. For a more detailed discussion on this expansion project, please refer to the MD&A section of the Company's 1999 annual report and the Property section of the Form 10-K.


Principal Products

        The Company offers the broadest line of furniture for the K-12 market of any Company in the United States. The Company also provides a variety of products for the pre-school markets and has recently developed products that are targeted for college, university, and corporate learning center environments. These products include a variety of student and teacher desks, chairs, computer stations, folding and adjustable height tables, mobile tables, mobile cabinets, and folding and stacking chairs for cafeteria and auditorium seating. The Company also produces a variety of tables, chairs, and storage equipment designed primarily for the hospitality market, convention centers, churches, and corporate and government facilities.

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

        Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Company representatives call directly upon convention centers, individual hospitality installations, and to mass merchants. Sales to this market include pre-schools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

        Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.

Other Matters

        Competition

        The Company has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell, American Desk, Royal, Smith Systems, Scholarcraft and Fleetwood. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger Metal Products, Inc., Globe, MTS and Mity Lite.

        Backlog

        Sales order backlog for continuing operations of the consolidated companies at January 31, 2000, totaled $16.0 million and approximates five weeks of sales, compared to $12.0 million at January 31, 1999, and $11.8 million at January 31, 1998.

        Patents and Trademarks

        Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

        Employees

        Virco Mfg. Corporation and its Subsidiaries employ approximately 2,600 full-time employees at various locations. Of this number, approximately 2,125 are involved in manufacturing and distribution, 325 in sales and marketing and approximately 150 in administrative.

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


Item 2. Properties

        Torrance, California

        The Company leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land. This facility is occupied under a ten-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations. In addition, the Company owns a 200,000 sq. ft.
        warehouse located on 8.5 acres of land in Torrance, California. Subsequent to fiscal year end, the Company entered into an agreement to sell this facility. This sale transaction closed as of April 20, 2000. The Company is expecting to record approximately $7,900,000 pre-tax gain on disposition during the quarter ending April 30, 2000.

        Los Angeles, California

        The Company owns a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility is held as rental property and is leased under a 15-year lease expiring September 2010.

        Conway, Arkansas

        The Company is currently expanding manufacturing and consolidating distribution facilities in Conway, Arkansas. During 1997 and 1998, the Company acquired approximately 100 acres of land. A long-term master plan was developed for this site, which will allow up to 1,700,000 sq. ft. of manufacturing, warehousing, and office space. During
        1998, the Company constructed a 400,000 sq. ft. manufacturing facility, which initiated production in March 1999. In addition to the production facility, the Company initiated development of an 800,000 sq. ft. distribution facility. The first 400,000 sq. ft. segment of this warehouse and distribution facility was completed and occupied in December 1999. The anticipated completion date on the second 400,000 sq. ft. segment is expected to be in May 2000.

        During 1999, the Company operated four manufacturing facilities in Conway. The original plant, which is owned by the Company, features approximately 350,000 sq. ft. of building located on nearly 18 acres of land. The second facility is the newly constructed 400,000 sq. ft. manufacturing facility described above. A third 200,000 sq. ft. facility, occupied under a ten-year lease expiring in March 2008, is utilized for the production and storage of compression molded (hard plastic) components. A fourth facility, which is owned by the Company, consists of approximately 155,000 sq. ft. of building located on approximately 7 acres of land. During 1999, the production equipment from this location was moved to the newly constructed facility described above. This building was then converted to a warehouse.

        At the beginning of 1999, the Conway Division operated six warehouse and distribution facilities, four of which were located in Conway, Arkansas, one in Southern Pines, North Carolina, and one in Montgomeryville, Pennsylvania. Five of these facilities will be consolidated into the new 800,000 sq. ft. distribution facility. With the completion of the first 400,000 sq. ft. segment of the new distribution facility in December 1999, the Company was able to initiate the consolidation process. The 129,000 sq. ft. facility in Southern Pines, North Carolina, which was formerly owned by the Company and recently occupied under a lease, was vacated in the first quarter of 2000. The 60,000 sq. ft. leased warehouse in Conway, Arkansas, was vacated in at the end of the third quarter of 1999. A 310,000 sq. ft. facility in Conway, Arkansas, which is leased on a month to month basis, was partially vacated in the third and fourth quarters of 1999. At fiscal year end, the Company continued to occupy approximately 165,000 sq. ft. of this facility, and intends to vacate the balance of the building after the summer shipping season of 2000. A 250,000 sq. ft. facility in Conway, Arkansas, also leased on a month to month basis, will be vacated after the summer shipping season of 2000. A 54,000 sq. ft. facility located in Conway, Arkansas, on 4.5 acres of land was substantially vacated in the first quarter of 2000 and is being held for sale. The Company intends to continue to operate the warehousing and distribution facility in Montgomeryville, Pennsylvania.

        Newport, Tennessee

        The Company owns a 55,000 sq. ft. manufacturing facility located on
        3.5 acres of land in Newport, Tennessee which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is being held for sale and is currently used to warehouse finished goods inventory.


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


Item 4. Submission of Matters to a Vote of Security Holders.

        None

                                     PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

        Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 2000. As of April 17, 2000, there were approximately 361 Registered Stockholders according to transfer agent records. There were approximately 2,100 Beneficial Stockholders.

        Dividend Policy

        It is the Board of Directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. In 1999, the Company declared $.076 per share (adjusted for stock dividends) cash dividend and a 10% stock dividend.


Item 6. Selected Financial Data

        Incorporated herein by reference is the Selected Financial Data Information, which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 2000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        This information is incorporated herein by reference to the "Inflation and Future Change in Prices" section of "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 2000.

Item 8. Financial Statements and Supplementary Data

        The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 2000 are incorporated herein by reference.

        Unaudited quarterly results in Note 10 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 2000 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant


                                                                                 Age at                  Has Held
                                                                               January 31,                Office
Name                                     Office                                   2000                    Since
----                                     ------                                -----------               ---------
R. A. Virtue(1)              President, Chairman of the Board                      67                       1990
                             and Chief Executive Officer

R. E. Dose(2)                Vice President - Finance,                             43                       1995
                             Secretary & Treasurer

R. J. Mills(3)               Vice President - General Manager                      41                       1997
                             Torrance Division

W. D. Nutter(4)              Vice President - Commercial Sales Group               50                       1995

G. D. Parish(5)              Vice President - General Manager                      62                       1999
                             Conway Division

D. R. Smith(6)               Vice President - Corporate Marketing                  51                       1995

L. L. Swafford(7)            Vice President - Legal Affairs                        35                       1998

D. A. Virtue(8)              Corporate Executive Vice President                    41                       1992

L. O. Wonder(9)              Vice President - Education Sales Group                48                       1995



(1) Appointed Chairman in 1990; has been employed by the Company for 44 years. Has served as the President since 1982.

(2) Appointed in 1995; has been employed by the Company for 10 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(3) Appointed in 1997; has been employed by the Company for 5 years and has served as the Corporate Counsel and currently as Vice President and General Manager of Torrance Division.

(4) Appointed in 1995; has been employed by the Company for 19 years in a variety of sales and marketing positions, currently as a Corporate Vice President of the Commercial Sales Group.

(5) Appointed in 1999; has been employed by the Company for 41 years and has served in a variety of manufacturing, warehousing and sales and marketing positions and currently as Vice President and General Manager of the Conway Division.

(6) Appointed in 1995; has been employed by the Company for 15 years in a variety of sales and marketing positions, currently as Corporate Vice President Marketing.

(7) Appointed in 1998; has been employed by the Company for 5 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(8) Appointed in 1992; has been employed by the Company for 15 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, and currently as Corporate Executive Vice President.

(9) Appointed in 1995; has been employed by the Company for 22 years in a variety of sales and marketing positions, currently as Corporate Vice President of the Education Sales Group.

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

                                     PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.

a) 1. The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2000 are incorporated by reference in Item 8.

        Consolidated balance sheets - January 31, 2000 and 1999.

        Consolidated statements of income - Years ended January 31, 2000, 1999, and 1998.

        Consolidated statements of stockholders' equity - Years ended January 31, 2000, 1999, and 1998.

        Consolidated statements of cash flows - Years ended January 31, 2000, 1999, and 1998.

        Notes to consolidated financial statements - January 31, 2000.

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

    3.  Exhibits

        13      Annual Report to Stockholders for the year ended January 31,
                2000.

        21      List of all subsidiaries of the registrant.

        23      Consent of Ernst & Young LLP.

        27      Financial Data Schedule.

b)      Reports on Form 8-K.

        None

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 28th of April, 2000.


                                VIRCO MFG. CORPORATION


                            By           /s/  Robert A. Virtue
                                -----------------------------------------------
                                Robert A. Virtue,
                                Chairman of the Board
                                (Principle Executive Officer)


                            By           /s/  Robert E. Dose
                                -----------------------------------------------
                                Robert E. Dose,
                                Vice President - Finance
                                & Secretary & Treasurer
                                (Principal Financial Officer)


                            By           /s/  Bassey Yau
                                -----------------------------------------------
                                Bassey Yau, Corporate Controller
                                (Principal Accounting Officer)


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



            Signature                                       Title                              Date
            ---------                                       -----                              ----
      /s/  Robert A. Virtue                        Chairman of the Board,                 April 28, 2000
------------------------------------               Chief Executive Officer,
Robert A. Virtue                                   President and Director


      /s/  Douglas A. Virtue                       Director                               April 28, 2000
------------------------------------
Douglas A. Virtue


      /s/  Donald S. Friesz                        Director                               April 28, 2000
------------------------------------
Donald S. Friesz


      /s/  John H. Stafford                        Director                               April 28, 2000
------------------------------------
John H. Stafford

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 28th of April, 2000.

                                        VIRCO MFG. CORPORATION

                                    By     /s/  Robert A. Virtue
                                        ---------------------------------------
                                        Robert A. Virtue, Chairman of the Board
                                        (Principle Executive Officer)

                                    By     /s/  Robert E. Dose
                                        ---------------------------------------
                                        Robert E. Dose, VP.- Finance, &
                                        Secretary &Treasurer (Principal
                                        Financial Officer)

                                    By     /s/  Bassey Yau
                                        ---------------------------------------
                                        Bassey Yau, Corporate Controller
                                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Signature                    Title                      Date
         ---------                    -----                      ----
    /s/  George W. Ott                Director               April 28, 2000
----------------------------------
George W. Ott


    /s/  James R. Wilburn             Director               April 28, 2000
----------------------------------
James R. Wilburn


    /s/  Glen D. Parish               Director               April 28, 2000
----------------------------------
Glen D. Parish


    /s/  Donald A. Patrick            Director               April 28, 2000
----------------------------------
Donald A. Patrick
