Form 10-Q
period 2000-04-30
VIRCO MFG CORPORATION
filed 2000-06-15
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

         For Quarter Ended April 30, 2000 Commission File Number 1-8777
                           --------------                        ------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                               95-1613718
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

     2027 Harpers Way, Torrance, CA                      90501
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (310) 533-0474
                                                   -----------------

                                    No change
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            The number of shares outstanding of each of the issuer's classes of common stock, as of June 7, 2000.

               Common Stock                       10,307,798 Shares

                                      INDEX

Part I. Financial Information

      Item 1. Financial Statements (unaudited)

              Condensed consolidated balance sheets - April 30, 2000 and January 31, 2000

              Condensed consolidated statements of operations - Three months ended April 30, 2000 and 1999

              Condensed consolidated statements of cash flows - Three months ended April 30, 2000 and 1999

              Notes to condensed consolidated financial statements - April 30, 2000

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

      Item 4. Submission of matters to a vote of Security Holders

      Item 6. Exhibits and Reports on Form 8-K

      Signatures

                                     PART 1


Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)


       ASSETS                                     4/30/2000       1/31/2000
       ------                                     ---------       ---------
 Current assets
    Cash                                          $   1,193       $   1,072

    Accounts and notes receivable                    23,405          27,584
       Less allowance for doubtful accounts            (327)           (200)
                                                  ---------       ---------
       Net accounts and notes receivable             23,078          27,384

    Inventories (Note 2)
       Finished goods                                54,850          35,795
       Work in process                               11,516           9,260
       Raw materials and supplies                    14,135          12,003
                                                  ---------       ---------
       Total inventories                             80,501          57,058

    Income taxes receivable                             107           1,753
    Prepaid expenses and deferred income tax          2,357           2,659
                                                  ---------       ---------
 Total current assets                               107,236          89,926

 Property, plant & equipment
       Cost                                         139,020         136,315
       Less accumulated depreciation                (49,428)        (48,378)
                                                  ---------       ---------
       Net property, plant & equipment               89,592          87,937

 Other assets                                        13,006          13,000
                                                  ---------       ---------
 Total assets                                     $ 209,834       $ 190,863
                                                  =========       =========

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


 (Dollar amounts in thousands, except per share data)

      LIABILITIES AND STOCKHOLDERS' EQUITY              4/30/2000     1/31/2000
      ------------------------------------              ---------     ---------
 Current liabilities
    Checks released but not yet cleared bank            $   4,606     $   4,786
    Accounts payable                                       18,963        19,749
    Accrued compensation and employee benefits              8,585        10,333
    Current maturities on long-term debt                    2,049         1,998
    Other current liabilities                               5,026         1,637
                                                        ---------     ---------
 Total current liabilities                                 39,229        38,503

 Non-current liabilities
    Long term debt (less current portion)                  61,265        46,027
    Other non-current liabilities                           8,665         7,968
                                                        ---------     ---------
 Total non-current liabilities                             69,930        53,995

 Deferred income taxes                                      4,531         4,531

 Stockholders' equity
    Preferred stock:
       Authorized 3,000,000 shares, $.01 par value;
       none issued or outstanding                              --            --
    Common stock:
       Authorized 25,000,000 shares, $.01 par value;
       10,957,770 issued at 4/30/2000 and
       10,952,350 shares issued at 1/31/2000                  110           110
    Additional paid-in capital                             84,637        84,635
    Retained earnings                                      22,642        20,242
    Less treasury stock at cost (624,691 shares at
       4/30/2000 and 621,874 shares at 1/31/2000)         (10,710)      (10,692)
    Less unearned ESOP shares                                (115)          (41)
       Less accumulated comprehensive loss                   (420)         (420)
                                                        ---------     ---------
 Total stockholders' equity                                96,144        93,834
                                                        ---------     ---------
 Total liabilities and stockholders' equity             $ 209,834     $ 190,863
                                                        =========     =========

 See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)

                                                     3 Months Ended
                                                ------------------------
                                                4/30/2000      4/30/1999
                                                ---------      ---------
Net sales                                        $ 46,258       $ 37,479
Cost of goods sold                                 32,152         26,118
                                                 --------       --------
Gross profit                                       14,106         11,361
Operating expenses and other
Selling, general and administrative expense        16,500         14,055
Provision for doubtful accounts                       125            116
Interest expense                                    1,152            411
Gain on sale of real estate                        (7,945)            --
                                                 --------       --------
                                                    9,832         14,582
                                                 --------       --------
Income (loss) before income taxes                   4,274         (3,221)
Income taxes expense (benefit)                      1,667         (1,256)
                                                 --------       --------
Net income (loss)                                $  2,607       $ (1,965)
                                                 ========       ========

Net income (loss) per share - basic              $    .25       $   (.19)
   Net income (loss) per share - diluted         $    .25           (.19)

Dividend declared
   Cash (per share)                              $    .02       $    .02

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)


(Dollar amounts in thousands)                                3 Months Ended
                                                        ------------------------
                                                        4/30/2000      4/30/1999
                                                        ---------      ---------
Operating activities
   Net income (loss)                                     $  2,607       $ (1,965)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Depreciation                                             3,044          2,235
   Gain on sale of real estate                             (7,945)            --
   Provision for doubtful accounts                            125            116
   Changes in assets and liabilities:
      Accounts and notes receivable                         4,181          9,193
      Inventories                                         (23,443)       (16,811)
      Prepaid expenses and other current assets               302             (6)
      Income taxes receivable/payable                       1,646         (2,065)
      Other assets                                             --            (55)
      Accounts payable and accrued expenses                 1,372         (5,044)
                                                         --------       --------

Net cash used in operating activities                     (18,111)       (14,402)

Investing activities
   Capital expenditures                                    (6,139)        (7,957)
   Proceeds from sale of real estate                        9,385             --
   Net investment in life insurance                            (6)          (601)
                                                         --------       --------

Net cash provided by (used in) investing activities         3,240         (8,558)

Financing activities
   Issuance of long-term debt                              15,778         25,933
   Repayment of long-term debt                               (489)          (317)
   Purchase of treasury stock                                 (18)        (2,652)
   Payment of cash dividend                                  (207)          (196)
   Issuance of common stock                                     2              4
   (Borrowings) loans to ESOP                                 (74)           149
                                                         --------       --------

Net cash provided by financing activities                  14,992         22,921

Net change in cash                                            121            (39)
Cash at beginning of quarter                                1,072          1,086
                                                         --------       --------
Cash at end of quarter                                   $  1,193       $  1,047
                                                         ========       ========

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2000 and April 30, 1999


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The balance sheet at January 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

Note 2.  Inventory

         Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 2000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.  Income Taxes

         Income taxes for the three month period ended April 30, 2000 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.  Significant Accounting Policies

         The weighted average number of shares used in the computation of basic net income per share and diluted net income per share were 10,329,064 and 10,454,048 for the quarter ended April 30, 2000, respectively. The weighted-average number of shares used in the computation of net loss per share was 10,581,055 for the quarter ended April 30, 1999. Per share and weighted-average share amounts for the quarter ended April 30, 1999 have been restated to reflect a 10% stock dividend payable on September 30, 1999 to stockholders of record as of September 3, 1999.

         Comprehensive income (loss) includes net income (loss) and minimum pension liability adjustments. Comprehensive income (loss) was $2,607,000 and ($1,965,000) for the quarter ended April 30, 2000, and
         April 30, 1999, respectively.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and for Hedging Activities." SFAS 133 requires derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. The accounting treatment and criteria for each of the three types of hedges is unique. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. SFAS 133 was amended by SFAS 137, which delayed its effective date. The Company does not believe that adopting this standard will have a material effect on its financial position, results of operations and cash flows. Currently, the Company does not anticipate adopting this standard before February 1, 2001.

Note 5.  Gain on Sale of Real Estate

         On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

                             VIRCO MFG. CORPORATION

                                OTHER INFORMATION



Item 4. Submission of matters to a vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 2000, the Company had a net income of $2,607,000 on sales of $46,258,000 compared to a net loss of $1,965,000 on sales of $37,479,000 in the same period last year.

Sales for the first quarter increased $8,779,000 compared to the same period last year. Backlog at quarter end was comparable to the prior year. The increase in sales was balanced between the Education and Commercial markets. The increase in Education sales was attributable to the Company pursuing an aggressive pricing policy, combined with a strong market for education products. The increase in Commercial sales was consistent with prior year's growth in our private school, hospitality, convention center and church markets. In the prior year, the growth in these markets was offset by declines in sales to mass merchants. In the current quarter, there was no such reduction in mass merchant sales.

Gross profit for the first quarter, as a percentage of sales, improved slightly compared to the same period last year. During the first quarter, the Company incurred pressure on margins relating to aggressive pricing to stimulate sales, combined with cost increases for raw materials and higher labor rates. These pressures were offset by improved efficiency in the manufacturing facilities. Although factory spending increased compared to the prior year, production increased by a greater percentage than did factory spending.

Selling, general and administrative expense for the quarter ended April 30, 2000 is approximately $2,445,000 more than the same period last year. Freight and selling expenses increased primarily as a result of the increased sales volume. Administrative expenses increased in large part due to information technology expenses relating to the SAP Enterprise Resource Planning System. This system, which went live in March of 1999, has been enhanced throughout the last year. Some of the enhancements, including sales force automation and a business to business Website, were not active until February 2000.

On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Interest expense increased by $741,000 due to a higher average borrowing balance and higher interest rate for the quarter ended April 30, 2000 compared to the same period last year. The increase in borrowings was attributable to capital spending on the Conway, Arkansas facility expansion and an increase in cash used in building inventory in anticipation of strong summer delivery activities.

Financial Condition:

As a result of seasonally low deliveries in the first quarter and improvement in days of sales outstanding, accounts and notes receivable decreased by approximately $4,181,000 compared to year-end. In anticipation of strong summer shipments, inventory increased by nearly $23,443,000 compared to year-end. This increase in inventory was financed through the credit facility with Wells Fargo Bank, and sale of real estate.

Capital spending for the quarter ended April 30, 2000 was $6,139,000 compared to $7,957,000 for the same period last year. For the quarter ended April 30, 2000, capital investments included machinery and equipment and construction of the second 400,000 sq. ft. segment of the 800,000 sq. ft. warehouse and distribution facility in Conway, Arkansas. As discussed in the Company's 1999 annual report, construction on the first 400,000 sq. ft. segment began in March 1999 and was completed and fully operational in December 1999. The second 400,000 sq. ft. segment is projected to be in operation during the second quarter ending July 31, 2000. Higher capital spending for the same period in last year was primarily related to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1999 annual report. These capital investments and ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank, the sale of real estate, and operating cash flow. At April 30, 2000, the Company has approximately $19,853,000 available under its credit facility with Wells Fargo Bank.

Net cash used in operating activities for the first quarter ended April 30, 2000 was $18,111,000 compared to $14,402,000 for the same period last year. The increase in cash used in operating activities was primarily due to an increase in inventory.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 common stock. The amount authorized was subsequently increased to $14,000,000. As of April 30, 2000, the Company has repurchased approximately 596,000 shares at a cost of approximately $10,295,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On February 23, 2000, the Company's Board of Directors authorized a $.02 per share cash dividend, payable on April 30, 2000 to stockholders on record as of March 31, 2000. For the quarter ended April 30, 2000, the Company paid $207,000 in cash dividends.

The Company believes that cashflows from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

Year 2000 Compliance

As of the date of this report, the Company has experienced no significant problems related to the Year 2000 issue. After extensive system verification and testing, all computerized information and process control systems are operating normally. The performance of critical customers and suppliers continues without notable change. Production and business activities are normal at all locations. The Company continues to monitor the status of its operations, suppliers and distribution channels to ensure no significant interruptions.

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases; oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, availability and cost of labor, demand for the Company's products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

                             VIRCO MFG. CORPORATION

         Exhibit (11) - Statement re: Computation of Earnings Per Share

                                                        Three Months Ended
                                                             April 30
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Diluted earnings per share

Average shares outstanding                          10,329,064        10,581,055

Net effect of dilutive stock options - based
on the treasury stock method using average
market price                                           124,984                --
                                                  ------------      ------------
Totals                                              10,454,048        10,581,055
                                                  ============      ============

Net income (loss)                                 $  2,607,000      $ (1,965,000)
                                                  ============      ============

Per share amount                                  $        .25      $       (.19)
                                                  ============      ============

Weighted average shares outstanding for the three months ended April 30, 1999 are adjusted for 10% stock dividend declared August 17, 1999. For the quarter ended April 30, 1999, 197,453 shares of common stock equivalents were not included in the denominator to calculate earning per share since the Company had a loss in this quarter and including these shares would have been anti-dilutive.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VIRCO MFG. CORPORATION



Date:  June 14, 2000                      By:  /s/ Robert E. Dose
     --------------------------------        ----------------------------------
                                                   Robert E. Dose
                                                   Vice President - Finance



Date:  June 14, 2000                      By:  /s/  Bassey Yau
     --------------------------------        ----------------------------------
                                                    Bassey Yau
                                                    Corporate Controller