Form 10-Q
period 2000-07-31
VIRCO MFG CORPORATION
filed 2000-09-12
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                    FORM 10-Q

For Quarter Ended   July 31, 2000      Commission File Number      1-8777
                  ---------------                             --------------


                             VIRCO MFG. CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                       95-1613718
 -------------------------------                      -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


 2027 Harpers Way, Torrance, CA                              90501
---------------------------------------                 ---------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (310) 533-0474
                                                       --------------------

                                   No change
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                              -----    ----

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 1, 2000.

                   Common Stock          11,338,578 Shares*

* Adjusted for 10% stock dividend declared August 15, 2000, date of record September 7, 2000, payable September 29, 2000.

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I.  Financial Information

     Item 1. Financial Statements (unaudited)

             Condensed consolidated balance sheets - July 31, 2000 and January 31, 2000

             Condensed consolidated statements of income - Three months ended July 31, 2000 and 1999.

             Condensed consolidated statements of income - Six months ended July 31, 2000 and 1999.

             Condensed consolidated statements of cash flows - Six months ended July 31, 2000 and 1999.

             Notes to condensed consolidated financial statements - July 31,
             2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

     Item 4. Submission of matters to a vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

     Signatures

                                     PART I


Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)


        ASSETS                                        7/31/2000       1/31/2000
        ------                                        ---------       ---------
Current assets
    Cash                                              $     751       $   1,072

    Accounts and notes receivable                        58,412          27,584
      Less allowance for doubtful accounts                 (472)           (200)
                                                      ---------       ---------
      Net accounts and notes receivable                  57,940          27,384

    Inventories (Note 2)
      Finished goods                                     44,445          35,795
      Work in process                                    11,354           9,260
      Raw materials and supplies                         13,805          12,003
                                                      ---------       ---------
      Total inventories                                  69,604          57,058

    Income taxes receivable                                --             1,753
    Prepaid expenses and deferred income tax              2,251           2,659
                                                      ---------       ---------
Total current assets                                    130,546          89,926

Property, plant & equipment
      Cost                                              145,327         136,315
      Less accumulated depreciation                     (52,685)        (48,378)
                                                      ---------       ---------
      Net property, plant & equipment                    92,642          87,937

Other assets                                             13,021          13,000
                                                      ---------       ---------
Total assets                                          $ 236,209       $ 190,863
                                                      =========       =========



See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)


        LIABILITIES AND STOCKHOLDERS' EQUITY                                      7/31/2000        1/31/2000
        ------------------------------------                                      ---------        ---------
Current liabilities
    Checks released but not yet cleared bank                                       $   6,231       $   4,786
    Accounts payable                                                                  21,446          19,749
    Accrued compensation and employee benefits                                         9,073          10,333
    Current maturities on long-term debt                                               2,049           1,998
    Other current liabilities                                                          5,250           1,637
                                                                                   ---------       ---------
Total current liabilities                                                             44,049          38,503

Non-current liabilities
    Long term debt (less current portion)                                             77,845          46,027
    Other non-current liabilities                                                      9,354           7,968
                                                                                   ---------       ---------
Total non-current liabilities                                                         87,199          53,995

Deferred income taxes                                                                  4,531           4,531

Stockholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none
      issued or outstanding                                                               -                -
    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 10,957,770 issued at
      7/31/2000 and 10,952,350 shares issued at 1/31/2000                                110             110
    Additional paid-in capital                                                        84,637          84,635
    Retained earnings                                                                 27,193          20,242
    Less treasury stock at cost (649,972 shares at 7/31/2000
    and 621,874 shares at 1/31/2000)                                                 (10,975)        (10,692)
    Less unearned ESOP shares                                                           (115)            (41)
    Less accumulated comprehensive loss                                                 (420)           (420)
                                                                                   ---------       ---------
Total stockholders' equity                                                           100,430          93,834
                                                                                   ---------       ---------
Total liabilities and stockholders' equity                                         $ 236,209       $ 190,863
                                                                                   =========       =========


See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)

                                                                Three Months Ended
                                                               ----------------------
                                                               7/31/2000    7/30/1999
                                                               ---------    ---------
Net sales                                                       $98,917      $88,224
Cost of goods sold                                               66,773       57,756
                                                                -------      -------
Gross profit                                                     32,144       30,468


Selling, general and administrative and other                    22,588       18,605
Provision for doubtful accounts                                     144          266
Interest expense                                                  1,614          898
                                                                -------      -------
                                                                 24,346       19,769

Income before income taxes                                        7,798       10,699

Income taxes                                                      3,041        4,172
                                                                -------      -------

Net income                                                      $ 4,757      $ 6,527
                                                                =======      =======


Earnings per share                                              $   .42      $   .57
Earnings per share - assuming dilution                          $   .41      $   .56

Weighted average share outstanding (a)                           11,358       11,485
Weighted average share outstanding - assuming dilution (a)       11,501       11,700

Dividend per share
Cash (a)                                                        $   .02      $   .02


(a) Adjusted for 10% stock dividend declared August 15, 2000.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)

                                                                     Six Months Ended
                                                                -------------------------
                                                                7/31/2000       7/30/1999
                                                                ---------       ---------
Net sales                                                       $ 145,175       $ 125,703
Cost of goods sold                                                 98,925          83,874
                                                                ---------       ---------
   Gross profit                                                    46,250          41,829


Selling, general and administrative and other                      39,088          32,658
Provision for doubtful accounts                                       269             384
Interest expense                                                    2,766           1,309
Gain on sale of real estate                                        (7,945)           --
                                                                ---------       ---------
                                                                   34,178          34,351

Income before income taxes                                         12,072           7,478

Income taxes                                                        4,708           2,916
                                                                ---------       ---------

     Net income                                                 $   7,364       $   4,562
                                                                =========       =========


Earnings per share                                              $     .65       $     .39
Earnings per share - assuming dilution                          $     .64       $     .39

Weighted average share outstanding (a)                             11,361          11,595
Weighted average share outstanding - assuming dilution (a)         11,500          11,810

Dividend per share
Cash (a)                                                        $     .04       $     .03



(a) Adjusted for 10% stock dividend declared August 15, 2000.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)


(Dollar amounts in thousands)

                                                                              Six Months Ended
                                                                          ------------------------
                                                                          7/31/2000      7/31/1999
                                                                          ---------      ---------
Cash flows from operating activities
    Net income                                                             $  7,364       $  4,562
    Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                              6,320          4,705
    Provision for doubtful accounts                                             269            384
    (Gain)Loss on sales of fixed asset                                       (7,948)            18
    Change in assets and liabilities:
      Accounts and notes receivable                                         (30,825)       (27,492)
      Inventories                                                           (12,546)        (8,318)
      Prepaid expenses and deposits                                             408            202
      Income taxes receivable/payable                                         1,743          1,798
      Accounts payable and accrued expenses                                   6,891          3,574
                                                                           --------       --------
Net cash used in operating activities                                       (28,324)       (20,567)

Cash flows from investing activities
    Capital expenditures                                                    (12,466)       (15,462)
    Proceeds from sale of assets                                              9,389             41
    Net investment in life insurance                                            (21)        (1,004)
                                                                           --------       --------

Net cash used in investing activities                                        (3,098)       (16,425)

Cash flows from financing activities
    Issuance of long-term debt                                               32,810         41,132
    Repayment of long-term debt                                                (941)        (1,282)
    Payment of cash dividend                                                   (413)          (386)
    Purchase of treasury stock                                                 (283)        (3,051)
    Issuance of common stock                                                      2             31
    Loans to ESOP                                                               (74)           149
                                                                           --------       --------

Net cash provided by financing activities                                    31,101         36,593

Net change in cash                                                             (321)          (399)
Cash at beginning of period                                                   1,072          1,086
                                                                           --------       --------
Cash at end of period                                                      $    751       $    687
                                                                           ========       ========


See notes to condensed consolidated financial statements

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 2000 and July 31, 1999


Note 1.   The accompanying unaudited condensed consolidated financial statements
------- have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The balance sheet at January 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

Note 2.   Inventory
-------
          Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 2000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.   Income Taxes
------
          Income taxes for the six months ended July 31, 2000 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.   Significant Accounting Policies
------
          The weighted average number of shares used in the computation of diluted net income per share were 11,501,000 and 11,700,000 for the quarter ended July 31, 2000 and July 31, 1999, respectively. The weighted average number of shares used in the computation of diluted net income per share were 11,500,000 and 11,810,000 for the six months ended July 31, 2000 and July 31, 1999, respectively. Per share and weighted-average share amounts for the second quarter and six months ended July 31, 1999 have been restated to reflect a 10% stock dividend payable on September 29, 2000 to stockholders of record as of September 7, 2000.

          Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $4,757,000 and $6,527,000 for the quarter ended July 31, 2000 and July 31, 1999, respectively. Comprehensive income was $7,364,000 and $4,562,000 for the six months ended July 31, 2000 and July 31, 1999, respectively.

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

Note 5.   Gain on Sale of Real Estate
-------
          On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Note 6.   Amendment to Credit Facility
-------
          Beginning July 1, 2000, the credit facility with Wells Fargo Bank is expanded to $90,000,000 from $80,000,000. The maximum principal amount available under this note shall be reduced automatically on September 30, 2000, and on each January 1, commencing January 1, 2001, by the amount of $10,000,000.

                             VIRCO MFG. CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

For the second quarter of 2000, the Company had a net income of $4,757,000 on sales of $98,917,000 compared to a net income of $6,527,000 on sales of $88,224,000 in the same period last year. Earnings were $.41 per share compared to $.56 per share in the same period last year, after giving effect to the 10% stock dividend declared August 15, 2000. For the six months ended July 31, 2000, the Company earned net income of $7,364,000 on sales of $145,175,000 compared to net income of $4,562,000 on sales of $125,703,000 in the same period last year. Earnings were $.64 per share compared to $.39 per share in the same period last year, after giving effect to the 10% stock dividend declared August 15, 2000.

The second quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco's sales has intensified due to strategic marketing decisions and changes in the buying pattern of educational customers. Sales for the second quarter increased $10,693,000 compared to the same period last year. Backlog at July 31, 2000 was slightly lower compared to the same time last year. Approximately 75% of the increase in sales for the first six months were from educational sales and the balance from commercial sales. The increase in Education sales was attributable to the Company pursuing an aggressive pricing policy, combined with a strong market for education products. The increase in Commercial sales was consistent with prior year's growth in our private school, hospitality, convention center and church markets. In the prior year, the growth in these markets was offset by declines in sales to mass merchants. In the current quarter, there was no such reduction in mass merchant sales.

Gross profit for the second quarter, as a percentage of sales, decreased by 2% compared to the same period last year. During the six months ended July 31, 2000, the Company incurred pressure on margins relating to aggressive pricing to stimulate sales, cost increases for raw materials and higher labor rates. These pressures were slightly offset by improved efficiency in the manufacturing facilities. Although factory spending increased compared to the prior year, production increased by a greater percentage than did factory spending.

Selling, general and administrative expense and other for the quarter ended July 31, 2000 is approximately $3,983,000 more than the same period last year. Freight and selling expenses increased as a result of the increased sales volume and increased shipping and warehousing costs. In addition to reduced margins as discussed above, the Company invested in additional inventory, customer service representatives, and installation staff to provide enhanced levels of customer service and on-time delivery. Administrative expenses increased in large part due to information technology expenses relating to the SAP Enterprise Resource Planning System. This system, which went live in March of 1999, has been enhanced throughout the last year. Some of the enhancements, including sales force automation and a business to business Website, were not activated until February 2000.

Interest expense increased by $716,000 due to a higher average borrowing balance and higher interest rates for the quarter ended July 31, 2000 compared to the same period last year. The increase in borrowings was attributable to capital spending on the Conway, Arkansas facility expansion and an increase in cash used in building inventory in anticipation of strong summer delivery activities.

FINANCIAL CONDITION:

As a result of seasonally high shipments in the second quarter, accounts receivable increased by approximately $30,825,000 compared to year-end. In anticipation of strong third quarter deliveries, inventory increased by $12,546,000 compared to year-end. This increase in accounts receivable and inventory was financed through the credit facility with Wells Fargo Bank.

Capital spending for the quarter ended July 31, 2000 was $12,466,000 compared to $15,462,000 for the same period last year. For the quarter ended July 31, 2000, capital investments included machinery and equipment and construction of the second 400,000 sq. ft. segment of the 800,000 sq. ft. warehouse and distribution facility in Conway, Arkansas. As discussed in the Company's 1999 annual report, construction on the first 400,000 sq. ft. segment began in March 1999 and was completed and fully operational in December 1999. The second 400,000 sq. ft. segment is in operation as of July 31, 2000. Higher capital spending for the same period in last year was primarily related to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1999 annual report. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank, the sale of real estate, and operating cash flow. Beginning July 1, 2000, the credit facility with Wells Fargo Bank is expanded to $90,000,000 from $80,000,000. The maximum principal amount available under this note shall be reduced automatically on September 30, 2000, and on each January 1, commencing January 1, 2001, by the amount of $10,000,000. At July 31, 2000, the Company has approximately $13,733,000 available under its credit facility with Wells Fargo Bank.

Net cash used in operating activities for the six months ended July 31, 2000 was $28,324,000 compared to $20,567,000 for the same period last year. The increase in cash used in operating activities was primarily due to the increase in inventory and trade receivables partly offset by cash received from the sale of the Torrance warehouse during the first quarter ended April 30, 2000. Long term debt was $77,845,000 as of July 31, 2000 compared to $46,027,000 as of January 31, 2000.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of common stock. The amount authorized was subsequently increased to $14,000,000. As of July 31, 2000, the Company has repurchased approximately 617,000 shares at a cost of approximately $10,509,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cash flows and borrowing capacity under the Wells Fargo line allow.

On August 15, 2000, the Company's Board of Directors authorized a 10% stock dividend payable on September 29, 2000 to stockholders on record as of September 7, 2000. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2000 to stockholders on record as of October 13, 2000. For the six months ended July 31, 2000, the Company paid $413,000 in cash dividends.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount is $30,000,000 for the period February 22, 2000 through February 29, 2001. The notional swap amount then decreases to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.25% to 1.50%.

As of July 31, 2000, the Company has borrowed $71,548,000 under its Wells Fargo credit facility, of which $30,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender's base rate would cause the Company to incur additional interest charges of approximately $148,000 per fiscal quarter and $270,000 for the six months ended July 31, 2000. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

                                     PART II

                             VIRCO MFG. CORPORATION

                                Other Information


Item 4.   Submission of matters to a vote of Security Holders

          The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 20, 2000.

          Election of three directors whose term expire in 2003.


                                                         Votes For
                                                         ---------
          Robert A. Virtue                               8,768,150
          Donald A. Patrick                              8,880,854
          Robert K. Montgomery                           8,868,823



Item 6.   Exhibits and Reports on Form 8-K

          Exhibit (11) - Statement re: Computation of Earnings Per Share

                             VIRCO MFG. CORPORATION

         Exhibit (11) - Statement re: Computation of Earnings Per Share



                                                               Three Months Ended                 Six Months Ended
                                                                    July 31                            July 31
                                                             ---------------------             ----------------------
                                                             2000             1999              2000             1999
                                                             ----             ----              ----             ----
Diluted earnings per share

Average shares outstanding                                11,358,000        11,485,000        11,361,000      11,595,000


Net effect of dilutive stock options - based on the
treasury stock method using average market price             143,000           215,000           139,000         215,000
                                                         -----------      ------------      ------------     -----------
Totals                                                    11,501,000        11,700,000        11,500,000      11,810,000
                                                         ===========      ============      ============     ===========

Net income                                               $ 4,757,000      $  6,527,000      $  7,364,000     $ 4,562,000
                                                         ===========      ============      ============     ===========

Per share amount                                               $ .41            $  .56            $  .64           $ .39
                                                               =====            ======            ======           =====


Weighted average shares outstanding for the three months and six months ended July 31, 1999 were adjusted for 10% stock dividend declared August 15, 2000.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VIRCO MFG. CORPORATION




Date:     September 12, 2000                 By:     /s/ Robert E. Dose
        -----------------------                  ------------------------------
                                                 Robert E. Dose
                                                 Vice President - Finance




Date:     September 12, 2000                 By:     /s/  Bassey Yau
        -----------------------                  ------------------------------
                                                  Bassey Yau
                                                  Corporate Controller