Form 10-Q
period 2000-10-31
VIRCO MFG CORPORATION
filed 2000-12-11
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended     October 31, 2000     Commission File Number    1-8777
                  ------------------------                        --------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                       95-1613718
  ------------------------------                   --------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                      2027 Harpers Way, Torrance, CA 90501
                 ----------------------------------------------
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


     The number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2000.

            Common Stock                          11,344,694 Shares*

* Adjusted for 10% stock dividend declared August 15, 2000, date of record September 7, 2000, payable September 29, 2000.

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I.  Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed consolidated balance sheets - October 31, 2000 and January 31, 2000

                  Condensed consolidated statements of income - Three months ended October 31, 2000 and 1999

                  Condensed consolidated statements of income - Nine months ended October 31, 2000 and 1999

                  Condensed consolidated statements of cash flows - Nine months ended October 31, 2000 and 1999

                  Notes to condensed consolidated financial statements - October 31, 2000

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

     Item 4.      Submission of matters to a vote of Security Holders
                  None

     Item 6.      Exhibits and Reports on Form 8-K
                  Exhibit (11) - Statement re: Computation of Earnings Per Share

     Signatures

                                     PART I

Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

        ASSETS                                        10/31/2000      1/31/2000
        ------                                        ----------      ---------
Current assets
    Cash                                              $     359       $   1,072

    Accounts and notes receivable                        45,238          27,584
      Less allowance for doubtful accounts                 (429)           (200)
                                                      ---------       ---------
      Net accounts and notes receivable                  44,809          27,384

    Inventories (Note 2)
      Finished goods                                     27,546          35,795
      Work in process                                    10,706           9,260
      Raw materials and supplies                         12,911          12,003
                                                      ---------       ---------
      Total inventories                                  51,163          57,058

    Income taxes receivable                                --             1,753
    Prepaid expenses and deferred income tax              2,050           2,659
                                                      ---------       ---------
Total current assets                                     98,381          89,926

     Property, plant & equipment
      Cost                                              149,784         136,315
      Less accumulated depreciation                     (55,534)        (48,378)
                                                      ---------       ---------
      Net property, plant & equipment                    94,250          87,937

       Other assets                                      13,025          13,000
                                                      ---------       ---------
Total assets                                          $ 205,656       $ 190,863
                                                      =========       =========




See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

    LIABILITIES AND STOCKHOLDERS' EQUITY                                           10/31/2000      1/31/2000
    ------------------------------------                                           ----------      ---------


Current liabilities
    Checks released but not yet cleared bank                                       $   4,798       $   4,786
    Accounts payable                                                                  11,152          19,749
    Accrued compensation and employee benefits                                         8,784          10,333
    Current maturities on long-term debt                                               2,049           1,998
    Income tax payable                                                                 2,283            --
    Other current liabilities                                                          4,836           1,637
                                                                                   ---------       ---------
Total current liabilities                                                             33,902          38,503

Non-current liabilities
    Long term debt (less current portion)                                             54,711          46,027
    Other non-current liabilities                                                      8,306           7,968
                                                                                   ---------       ---------
Total non-current liabilities                                                         63,017          53,995

Deferred income taxes                                                                  4,531           4,531

Stockholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
                                                                                   ---------       ---------
    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 11,992,244 issued at
      10/31/2000 and 10,952,350 shares issued at 1/31/2000
                                                                                         120             110
    Additional paid-in capital                                                        97,416          84,635
    Retained earnings                                                                 18,459          20,242
    Less treasury stock at cost (660,786 shares at 10/31/2000 and 621,874
    shares at 1/31/2000)                                                             (11,125)        (10,692)
    Less unearned ESOP shares                                                           (244)            (41)
     Less accumulated comprehensive loss                                                (420)           (420)
                                                                                   ---------       ---------
Total stockholders' equity                                                           104,206          93,834
                                                                                   ---------       ---------
Total liabilities and stockholders' equity                                         $ 205,656       $ 190,863
                                                                                   =========       =========




See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

                                                                    Three Months Ended
                                                               --------------------------
                                                               10/31/2000      10/31/1999
                                                               ----------      ----------
Net sales                                                       $ 95,866        $ 93,895
Cost of goods sold                                                67,550          60,212
                                                                --------        --------
Gross profit                                                      28,316          33,683


Selling, general and administrative and other                     23,978          22,661
Provision for doubtful accounts                                      (52)           --
Interest expense                                                   1,491             506
Other income                                                      (4,052)           --
                                                                --------        --------
                                                                  21,365          23,167

Income before income taxes                                         6,951          10,516

Income taxes                                                       2,711           4,102
                                                                --------        --------

Net income                                                      $  4,240        $  6,414
                                                                ========        ========


Earnings per share                                              $    .37        $    .56
Earnings per share - assuming dilution                          $    .37        $    .55

Weighted average shares outstanding (a)                           11,335          11,446
Weighted average shares outstanding - assuming dilution (a)       11,487          11,658

Dividend per share
Cash (a)                                                        $    .02        $    .02
Stock                                                                 10%             10%




(a) Adjusted for 10% stock dividend declared August 15, 2000.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

                                                                   Nine Months Ended
                                                               ---------------------------
                                                               10/31/2000       10/31/1999
                                                               ----------       ----------
Net sales                                                       $ 241,041        $ 219,598
Cost of goods sold                                                166,475          144,086
                                                                ---------        ---------
   Gross profit                                                    74,566           75,512


Selling, general and administrative and other                      63,066           55,322
Provision for doubtful accounts                                       217              381
Interest expense                                                    4,257            1,815
Gain on sale of real estate                                        (7,945)            --
Other income                                                       (4,052)            --
                                                                ---------        ---------
                                                                   55,543           57,518

Income before income taxes                                         19,023           17,994

Income taxes                                                        7,419            7,018
                                                                ---------        ---------

     Net income                                                 $  11,604        $  10,976
                                                                =========        =========


Earnings per share                                              $    1.02        $     .95
Earnings per share - assuming dilution                          $    1.01        $     .94

Weighted average shares outstanding (a)                            11,360           11,523
Weighted average shares outstanding - assuming dilution (a)        11,501           11,738

Dividend per share
Cash (a)                                                        $     .06        $     .05
Stock                                                                  10%              10%




   (a) Adjusted for 10% stock dividend declared August 15, 2000.

   See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)


    (Dollar amounts in thousands)                                            Nine Months Ended
                                                                         -------------------------
                                                                         10/31/2000     10/31/1999
                                                                         ----------     ----------
Cash flows from operating activities
    Net income                                                             $ 11,604       $ 10,976
    Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation                                                              9,838          7,198
    Provision for doubtful accounts                                             217            381
    (Gain)Loss on sales of fixed assets                                      (7,950)           175
    Change in assets and liabilities:
      Accounts and notes receivable                                         (17,642)       (18,762)
      Inventories                                                             5,895          3,631
      Prepaid expenses and deposits                                             609            253
      Income taxes receivable/payable                                         4,036          2,371
      Accounts payable and accrued expenses                                  (6,608)         3,952
                                                                           --------       --------

Net cash (used in) provided by operating activities                              (1)        10,175

Cash flows from investing activities
    Capital expenditures                                                    (18,331)       (26,343)
    Proceeds from sale of fixed assets                                       10,130             41
    Net investment in life insurance                                            (14)        (1,046)
                                                                           --------       --------

Net cash used in investing activities                                        (8,215)       (27,348)

Cash flows from financing activities
    Issuance of long-term debt                                               10,252         24,563
    Repayment of long-term debt                                              (1,517)        (1,690)
    Payment of cash dividend                                                   (608)          (592)
    Purchase of treasury stock                                                 (433)        (3,741)
    Issuance of common stock                                                     12             31
    Loans to ESOP                                                              (203)            54
                                                                           --------       --------

Net cash provided by financing activities                                     7,503         18,625

Net change in cash                                                             (713)         1,452
Cash at beginning of period                                                   1,072          1,086
                                                                           --------       --------
Cash at end of period                                                      $    359       $  2,538
                                                                           ========       ========




See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 2000 and October 31, 1999


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. The balance sheet at January 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2000.

Note 2.   Inventory

          Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 2000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.   Income Taxes

          Income taxes for the nine months ended October 31, 2000 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.   Significant Accounting Policies

          The weighted average number of shares used in the computation of diluted net income per share was 11,487,000 and 11,658,000 for the quarter ended October 31, 2000 and October 31, 1999, respectively. The weighted average number of shares used in the computation of diluted net income per share was 11,501,000 and 11,738,000 for the nine months ended October 31, 2000 and October 31, 1999, respectively. Per share and weighted-average share amounts for the three months and nine months ended October 31, 1999 have been restated to reflect a 10% stock dividend payable on September 29, 2000 to stockholders of record as of September 7, 2000.

          Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $4,240,000 and $6,414,000 for the quarter ended October 31, 2000 and October 31, 1999, respectively. Comprehensive income was $11,604,000 and $10,976,000 for the nine months ended October 31, 2000 and October 31, 1999, respectively.

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and for Hedging Activities, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement 133." SFAS 133, as amended, requires derivatives to be recorded on the balance sheet at fair value and establishes special accounting for the following three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. The accounting treatment and criteria for each of the three types of hedges is unique. Changes in fair value of derivatives that do not meet the criteria of one of these three categories of hedges would be included in income. The Company does not believe that adopting this standard will have a material effect on its financial position, results of operations and cash flows. Currently, the Company does not anticipate adopting this standard before February 1, 2001, the required effective date.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the SEC Staff's views on applying certain generally accepted accounting principles to revenue recognition in financial statements. Additionally, the Company is considering the effect of Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs, which addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement and the composition or types of costs that would be required to be classified as costs of goods sold. The Company does not believe that these pronouncements will have a material effect on its revenue recognition policies or on net income. The Company plans to make any required reclassifications of amounts billed and incurred for shipping and handling in the fourth quarter of the fiscal year ending January 31, 2001.

Note 5.   Gain on Sale of Real Estate

          On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded a $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Note 6.   Amendment to Credit Facility

          On July 1, 2000, the credit facility with Wells Fargo Bank was expanded to $90,000,000 from $80,000,000. The maximum principal amount available under this note was reduced by $10,000,000 on September 30, 2000 and shall be reduced automatically on January 1, 2001 and January 1, 2002, by the amount of $10,000,000.

Note 7.   Other Income

          In October 2000, the Company entered into a confidential settlement of a dispute involving past services related to the installation of non-manufacturing equipment for which it received a final cash payment in November 2000. This payment is a non-recurring amount unrelated to the Company's ongoing operations. In the third quarter October 31, 2000, the Company recognized $4,052,000 in other income from this settlement.

Note 8.   Subsequent Event

          Subsequent to the quarter ended October 31, 2000, the Company embarked on a program to consolidate many of the functions currently performed by its Conway and Torrance divisions. Beginning in the fourth quarter of 2000 and continuing through 2001, the Company will be consolidating the staffs and activities of its division accounting, engineering, purchasing, customer service, and human resources departments. At the same time, the Company will be converting the Torrance and Conway divisions to cost centers instead of profit centers. The consolidation involves the immediate layoff of approximately 140 employees at both divisions. The cost of severance packages associated with the layoff, which will be recorded in the fourth quarter of this year ending January 31, 2001, is expected to be approximately $750,000 to $1,000,000.

                                                        VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter ended October 31, 2000, the Company earned net income of $4,240,000 on sales of $95,866,000 compared to net income of $6,414,000 on sales of $93,895,000 in the same period last year. Earnings were $.37 per share compared to $.55 per share in the same period last year, after giving effect to the 10% stock dividend declared August 15, 2000. For the nine months ended October 31, 2000, the Company earned net income of $11,604,000 on sales of $241,041,000 compared to net income of $10,976,000 on sales of $219,598,000 in the same period last year. Earnings were $1.01 per share compared to $.94 per share in the same period last year, after giving effect to the 10% stock dividend declared August 15, 2000.

Sales for the third quarter and year to date are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. Sales for the third quarter increased slightly compared to the same period last year. Backlog at October 31, 2000 was slightly lower compared to the same time last year. Approximately 94% of the increase in sales for the three months ended October 31, 2000 were from educational sales and the balance from commercial sales. The increase in education sales was attributable to the Company pursuing an aggressive pricing policy during the bidding season of late 1999/early 2000 with the intention of filling up our new factory capacity. Revenues for the year have increased 9.8%, but unit prices in 17 of our top 20 product lines, which together represent over 87% of our total sales, actually registered lower average prices than in 1999.

Gross profit for the third quarter ended October 31, 2000, as a percentage of sales, decreased by 6.3% compared to the same period last year. Gross profit for the nine months ended October 31, 2000, as a percentage of sales, decreased by 3.5% compared to the same period last year. In addition to the reduction in selling prices described above, the Company incurred increases in material prices for steel, key plastic resins and packaging. Finally, when the rate of growth in sales slowed down during the third quarter, the Company reduced levels of production in the factories, incurring unfavorable manufacturing variances. The Company is taking immediate action to correct both the pricing and cost issues, but given the seasonal nature of our business, we expect the fourth quarter to continue the current negative trend.

Selling, general and administrative expense for the third quarter ended October 31, 2000 increased by $1,265,000 as compared to the same period last year. For the nine months ended October 31, 2000, selling, general and administrative expense increased by $7,580,000 as compared to the same period last year. The increase for the third quarter and for the nine months ended October 31, 2000 was attributable to increased shipping and warehousing costs, increased depreciation expense, increased retirement expense and offset slightly by decreased product liability costs and decreased professional and contract services. The Company also incurred additional costs such as increased customer service representatives and installation staff in order to provide enhanced levels of customer service and on-time delivery.

Interest expense increased by $985,000 for the quarter ended October 31, 2000 as compared to the same period last year. For the nine months ended October 31, 2000, interest expense increased by $2,442,000 as compared to the same period last year. The increase in interest expense was attributable to a higher average borrowing balance as a result of increased capital spending on the Conway, Arkansas facility, increased capital investment on the SAP Enterprise Resource Planning System and increased cash used to build inventory for summer delivery.

Other income increased by $4,052,000 for quarter and the nine months ended October 31, 2000 as compared to the same period last year. The increase was attributable to the Company entered into a confidential settlement of a dispute involving past services related to the installation of non-manufacturing equipment for which the Company received a final cash payment in November 2000. This payment is a non-recurring amount unrelated to the Company's ongoing operations.

Financial Condition:

As a result of seasonally high shipments and a settlement of a dispute discussed above, accounts and notes receivable increased by approximately $17,642,000 and inventory decreased by $5,895,000 compared to year-end.

Capital spending for the nine months ended October 31, 2000 was $18,331,000 compared to $26,343,000 for the same period last year. For the nine months ended October 31, 2000, capital investments included machinery and equipment and construction of the second 400,000 sq. ft. segment of the 800,000 sq. ft. warehouse and distribution facility in Conway, Arkansas. As discussed in the Company's 1999 annual report, construction on the first 400,000 sq. ft. segment began in March 1999 and was completed and fully operational in December 1999. The second 400,000 sq. ft. segment is in operation as of July 31, 2000. Higher capital spending for the same period in last year was primarily related to the Conway, Arkansas facility expansion and SAP project. The Company believes that its investments in infrastructure and information systems will ultimately deliver improved operating efficiency. For further discussions on these two projects, please refer to the Company's 1999 annual report. These capital investments and the ongoing capital expenditures are being financed through credit facilities established with Wells Fargo Bank, the sale of real estate, and operating cash flow. On July 1, 2000, the credit facility with Wells Fargo Bank was expanded to $90,000,000 from $80,000,000. The maximum principal amount available under this note was reduced by $10,000,000 on September 30, 2000 and shall be reduced automatically on January 1, 2001 and January 1, 2002, by the amount of $10,000,000. At October 31, 2000, the Company has approximately $28,407,000 available under its credit facility with Wells Fargo Bank.

The Company has reached the end of its current cycle of heavy capital investments. For the next three to five years, depending on sales volume and market conditions, we expect capital investments to be no greater than depreciation expense. Next year this figure will be even lower, probably in the range of $6,000,000 to $8,000,000. This will free cash flow from operations which will be used to pay down debt associated with our new Conway facility.

The Company is also pursuing the sale of three other facilities no longer necessary for operations: our original factory in Los Angeles, California, which has been held as a rental property, and our former woodshop and compression molding plants in Conway, Arkansas, which have been used as warehouses. The combined appraised value of these properties is approximately $9,000,000. Proceeds from these sales will be used to pay down long-term debt.

Net cash (used in) provided by operating activities for the nine months ended October 31, 2000 was ($1,000) compared to $10,175,000 for the same period last year. The decrease of $10,176,000 in cash provided by operating activities was primarily due to increases in inventory levels, as well as the reduction of accounts payable and accrued expenses partly offset by increased tax payable primarily due to the gain from the sale of the Torrance warehouse during the first quarter ended April 30, 2000.

Issuance of long term debt was $10,252,000 for the nine months ended October 31, 2000 as compared to $24,563,000 for the same period last year. The reduction of $14,311,000 is primarily attributable to the cash proceeds received as a result of sale of Torrance warehouse, reduction in capital expenditures and reduction of treasury stock purchase activities offset by a reduction in cash provided by operating activities. Long term debt was $63,017,000 as of October 31, 2000 compared to $53,995,000 as of January 31, 2000.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of common stock. The amount authorized was subsequently increased to $14,000,000. As of October 31, 2000, the Company has repurchased approximately 630,000 shares at a cost of approximately $11,000,000 since the inception of this program in April 1998. For the nine months ended October 31, 2000, the Company repurchased approximately $433,000 of treasury stock as compared to $3,741,000 for the same period last year. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cash flows and borrowing capacity under the Wells Fargo line allow.

On August 15, 2000, the Company's Board of Directors authorized a 10% stock dividend payable on September 29, 2000 to stockholders on record as of September 7, 2000. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2000 to stockholders on record as of October 13, 2000. For the nine months ended October 31, 2000, the Company paid $608,000 in cash dividends as compared to $592,000 for the same period last year.

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

As of October 31, 2000, the Company has borrowed $48,990,000 under its Wells Fargo credit facility, of which $30,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender's base rate would cause the Company to incur additional interest charges of approximately $117,000 per fiscal quarter and $387,000 for the nine months ended October 31, 2000. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

                                     PART II

                             VIRCO MFG. CORPORATION

                                Other Information


         Item 4.  Submission of matters to a vote of Security Holders

                  NONE


         Item 6.  Exhibits and Reports on Form 8-K

                  Exhibit (11) - Statement re: Computation of Earnings Per Share

                             VIRCO MFG. CORPORATION

         Exhibit (11) - Statement re: Computation of Earnings Per Share



                                                      Three Months Ended                  Nine Months Ended
                                                            31-Oct                             31-Oct
                                                  ----------------------------      -----------------------------
                                                      2000            1999              2000              1999
                                                  -----------      -----------      ------------      -----------
Diluted earnings per share

Weighted average shares outstanding                11,335,000       11,446,000        11,360,000       11,523,000
Net effect of dilutive stock options - based
on the treasury stock method using average
market price                                          152,000          212,000           141,000          215,000
                                                  -----------      -----------      ------------      -----------
Totals                                             11,487,000       11,658,000        11,501,000       11,738,000
                                                  ===========      ===========      ============      ===========

Net income                                        $ 4,240,000      $ 6,414,000      $ 11,604,000      $10,976,000
                                                  ===========      ===========      ============      ===========

Per share amount                                  $      0.37      $      0.55      $       1.01      $      0.94
                                                  ===========      ===========      ============      ===========



Weighted average shares outstanding for the three months and nine months ended October 31, 1999 were adjusted for 10% stock dividend declared August 15, 2000.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VIRCO MFG. CORPORATION




Date:      December 8, 2000          By:  /s/ Robert E. Dose
         --------------------             -----------------------------------
                                          Robert E. Dose
                                          Vice President - Finance




Date:      December 8, 2000          By:  /s/  Bassey Yau
         ---------------------            -----------------------------------
                                          Bassey Yau
                                          Corporate Controller