Form 10-K405
period 2001-01-31
VIRCO MFG CORPORATION
filed 2001-04-30
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended January 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from ________ to ________.


                          Commission file number 1-8777


                             VIRCO MFG. CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        95-1613718
 ------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  2027 Harpers Way, Torrance, California                      90501
------------------------------------------              ------------------
 (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (310) 533-0474
                                                           --------------

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 23, 2001, based on the closing price at which such stock was sold on the American Stock Exchange on that date was approximately $111,806,896.

The number of shares of Common Stock outstanding at April 23, 2001, was 11,225,592 shares.

Portions of registrant's definitive proxy statement, expected to be mailed to stockholders on May 14, 2001, are incorporated into Part III as set forth herein. Portions of registrant's Annual Report to Stockholders for the year ended January 31, 2001 are incorporated into Part I and Part II as set forth herein.

                             VIRCO MFG. CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Caption                                                                               Page
-------                                                                               ----
                                PART I

Item 1.      Business................................................................   4

Item 2.      Properties..............................................................   6

Item 3.      Legal Proceedings.......................................................   8

Item 4.      Submission of Matters to a Vote of Security Holders.....................   8

                                PART II

Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters....   9

Item 6.      Selected Financial Data.................................................   9

Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................   9

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk..............   9

Item 8.      Financial Statements and Supplementary Data ............................   9

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures...............................................   9

                               PART III

Item 10.     Directors and Executive Officers of the Registrant......................   10

Item 11.     Executive Compensation..................................................   11

Item 12.     Security Ownership of Certain Beneficial Owners and Management..........   11

Item 13.     Certain Relationships and Related Transactions..........................   11

                                PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8K.........   12

                                     PART I


Item 1.  Business

Introduction

         Virco Mfg. Corporation, a Delaware Corporation, is a leader in the design, production, and distribution of quality furniture for the contract and education markets worldwide. Over fifty years of product design and manufacturing have resulted in a wide product line targeted for facility managers. Examples of these facilities served by the Company include public and private schools, colleges and universities, convention centers, federal and state institutions, churches and other businesses. We also sell to wholesalers, distributors, retailers and catalog retailers. In order to divide the workload into manageable amounts, Virco has divided the sales force into two groups: Education and Commercial.

         Virco has one product line and one catalog, which are used to promote sales of product to all sales channels. A core marketing group, which reports to the President and is composed of representatives from sales, product development and corporate marketing, prepares annual plans which allocate resources for product development, marketing and selling expense for all sales channels, customer service and the product stocking plan (Quick Ship program).

         Virco maintains two interdependent manufacturing and distribution facilities: one in Torrance, California, and one in Conway, Arkansas. Customer service departments are located at each of these locations. Much of our product line can be produced at either location, but many products or components are produced at only one factory due to space, cost or process requirements. Sales support and order fulfillment is typically provided by the factory/distribution center nearest to the end user.

         The trend in educational sales is becoming increasingly seasonal. The ability to forecast, finance, manufacture and warehouse furniture for this narrow delivery window is a significant competency, which gives the Company a competitive advantage in this market niche. The Company has approximately one million sq. ft. of distribution and warehouse facilities. Substantial warehouse space is required to build adequate inventories to service the highly seasonal demand for educational sales. Approximately 54% of total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period.

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

         Over the past three years, the Company has made significant capital investments in the Conway, Arkansas, manufacturing facility, which services the eastern and central regions of the United States. In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway, Arkansas, which will support up to 1,700,000 sq. ft.

         of manufacturing, warehousing, office and showroom facilities. Capital spending at this location was approximately $15,974,000 in 2000, $29,200,000 in 1999 and $20,600,000 in 1998. For a more detailed discussion of this expansion project, please refer to the MD&A section of the Company's 2000 annual report and the Property section of the Form 10-K.


Principal Products

         The Company offers the broadest line of furniture for the K-12 market of any Company in the United States. The Company also provides a variety of products for the pre-school markets and has recently developed products that are targeted for college, university, and corporate learning center environments. These products include a variety of student and teacher desks, chairs, computer furniture, folding and adjustable height tables, mobile tables, mobile cabinets, and folding and stacking chairs for cafeteria and auditorium seating. The Company also produces a variety of tables, chairs, and storage equipment designed primarily for the hospitality market, convention centers, churches, and corporate and government facilities.

         The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials in the manufacture of its principal products from many different sources and is not more vulnerable with respect to sources and availability than other manufacturers.

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

         Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Company representatives call directly upon state and local governments, convention centers, individual hospitality installations, and mass merchants. Sales to this market include colleges and universities, pre-schools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

         Sales are made to thousands of customers, and no single customer represents a significant amount of the Company's business.

Other Matters

         Competition

         The Company has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell, American Desk, Royal, Bretford, Columbia and Scholarcraft. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger Metal Products, Inc., MTS and Mity Lite.

         Backlog

         Sales order backlog for continuing operations of the consolidated companies at January 31, 2001, totaled $20.0 million and approximates six weeks of sales, compared to $16.0 million at January 31, 2000, and $12.0 million at January 31, 1999.

         Patents and Trademarks

         Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on its manufacturing business.

         Employees

         Virco Mfg. Corporation and its Subsidiaries employ approximately 2,300 full-time employees at various locations. Of this number, approximately 1,870 are involved in manufacturing and distribution, 290 in sales and marketing and approximately 140 in administration.

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


Item 2.  Properties

         Torrance, California

         The Company leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land. This facility is occupied under a ten-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations. In April 2000, the Company sold its 200,000 sq. ft. warehouse, which was held as rental property, located on 8.5 acres of land in Torrance, California. As a result, the Company recorded an approximately $7,900,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

         Los Angeles, California

         The Company owns a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility is held as rental property and is leased under a 15-year lease expiring September 2010. The Company is preparing to market this property for sale, and expects to begin the marketing process in May 2001.

         Conway, Arkansas

         In 1997, the Company initiated a plan to expand manufacturing and consolidate distribution facilities located in Conway, Arkansas. During 1997 and 1998, the Company acquired approximately 100 acres of land. A long-term master plan was developed for this site, which will allow up to 1,700,000 sq. ft. of manufacturing, warehousing, and office space. During 1998, the Company constructed a 400,000 sq. ft. manufacturing facility, which initiated production in March 1999. In addition to the production facility, the Company initiated development of an 800,000 sq. ft. distribution facility. The first 400,000 sq. ft. segment of this warehouse and distribution facility was completed and occupied in December 1999. The second 400,000 sq. ft. segment was completed in July 2000.

         During 2000, the Company operated three manufacturing facilities in Conway. The original plant, which is owned by the Company, has an approximately 350,000 sq. ft. building located on nearly 18 acres of land. The second facility is the newly constructed 400,000 sq. ft. manufacturing facility described above. A third 200,000 sq. ft. facility, occupied under a ten-year lease expiring in March 2008, is utilized for the production and storage of compression molded (hard plastic) components. A fourth facility, which is owned by the Company, consists of approximately 155,000 sq. ft. located on approximately 7 acres of land. During 1999, the production equipment from this location was moved to the newly constructed facility described above. This building was then converted to a finished goods warehouse. The Company is currently marketing this property for sale.

         At the beginning of 1999, the Conway Division operated seven warehouse and distribution facilities, four of which were located in Conway, Arkansas, one in Southern Pines, North Carolina, one in Newport, Tennessee, and one in Montgomeryville, Pennsylvania. Six of these facilities were consolidated into the new 800,000 sq. ft. distribution facility during 1999 and 2000. With the completion of the first 400,000 sq. ft. segment of the new distribution facility in December 1999, the Company was able to initiate the consolidation process. The 129,000 sq. ft. facility in Southern Pines, North Carolina, which was formerly owned by the Company and recently occupied under a lease, was vacated in the first quarter of 2000. A 60,000 sq. ft. leased warehouse in Conway, Arkansas, was vacated in at the end of the third quarter of 1999. A 310,000 sq. ft. facility in Conway, Arkansas, which is leased on a month-to-month basis, was partially vacated in the third and fourth quarters of 1999. The Company continued to occupy approximately 165,000 sq. ft. of this facility through the summer of 2000, and vacated the balance of the building in November 2000. A 250,000 sq. ft. facility in Conway, Arkansas, also leased on a month-to-month basis, was occupied throughout the summer of 2000 and was vacated in November 2000. A 54,000 sq. ft. facility located in Conway, Arkansas, on 4.5 acres of land was substantially vacated in the first quarter of 2000 and was held for sale. Subsequent to fiscal year end, the Company sold this property. This sale generated a pre tax profit of approximately $25,000 and cash of approximately $490,000. The Company intends to continue to operate the warehousing and distribution facility in Montgomeryville, Pennsylvania.

         Newport, Tennessee

         The Company owns a 55,000 sq. ft. manufacturing facility located on 3.5 acres of land in Newport, Tennessee, which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory is being held for sale and was used to warehouse finished goods inventory through the summer of 2000.

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


Item 4.  Submission of Matters to a Vote of Security Holders

              None

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         Incorporated herein by reference is the information appearing under the caption "Supplemental Stockholders' Information" which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 2001. As of April, there were approximately 365 Registered Stockholders according to transfer agent records. There were approximately 1,900 Beneficial Stockholders.

         Dividend Policy

         It is the Board of Directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. In 2000, the Company declared an $.08 per share (adjusted for stock dividends) cash dividend and a 10% stock dividend.

Item 6.  Selected Financial Data

         Incorporated herein by reference is the Selected Financial Data Information, which appears in the registrant's Annual Report to Stockholders for the year ended January 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This information is incorporated herein by reference to "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 2001.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         This information is incorporated herein by reference to the "Inflation and Future Change in Prices" section of "Management's Discussion and Analysis and Results of Operations" included in the registrant's Annual Report to Stockholders for the year ended January 31, 2001.

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

         As of January 31, 2001, the Company has borrowed $48,555,000 under its Wells Fargo credit facilities, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the interest rate would have caused the Company to incur additional interest charges of approximately $355,000 for the fiscal year ended January 31, 2001. The Company would have benefited from a similar interest savings if the base rate were to fluctuate downward by a like amount.

Item 8.  Financial Statements and Supplementary Data

         The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 2001 are incorporated herein by reference.

         Unaudited quarterly results in Note 10 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 2001 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None




                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                                                    Age at            Has Held
                                                                  January 31,          Office
Name                           Office                               2001                Since
----                           ------                             ---------           ---------
R. A. Virtue (1)       President, Chairman of the Board                68                1990
                       and Chief Executive Officer

R. E. Dose (2)         Vice President - Finance,                       44                1995
                       Secretary & Treasurer

R. J. Mills (3)        Vice President - Engineering,                   42                1997
                       Product Development

G. D. Parish (4)       Vice President - General Manager                63                1999
                       Conway Division

D. R. Smith (5)        Vice President - Corporate Marketing            52                1995

L. L. Swafford  (6)    Vice President - Legal Affairs                  36                1998

D. A. Virtue (7)       Corporate Executive Vice President              42                1992

L. O. Wonder (8)       Vice President - Sales                          49                1995

(1) Appointed Chairman in 1990; has been employed by the Company for 45 years. Has served as the President since 1982.

(2) Appointed in 1995; has been employed by the Company for 11 years and has served as the Corporate Controller, and currently as Vice President
         - Finance, Secretary and Treasurer.

(3) Appointed in 1997; has been employed by the Company for 6 years and has served as the Corporate Counsel, Vice President and General Manager of Torrance Division and currently as Vice President - Engineering and Product Development.

(4) Appointed in 1999; has been employed by the Company for 42 years and has served in a variety of manufacturing, warehousing and sales and marketing positions and currently as Vice President and General Manager of the Conway Division.

(5) Appointed in 1995; has been employed by the Company for 16 years in a variety of sales and marketing positions, currently as Corporate Vice President Marketing.

(6) Appointed in 1998; has been employed by the Company for 6 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(7) Appointed in 1992; has been employed by the Company for 16 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, and currently as Corporate Executive Vice President.

(8) Appointed in 1995; has been employed by the Company for 23 years in a variety of sales and marketing positions, currently as Corporate Vice President of Sales.

(9)      Company officers do not have employment contracts.

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

Item 13. Certain Relationships and Related Transactions

         The information required by this Item will be contained in the Company's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

                                     PART IV


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K

a) 1. The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2001, are incorporated by reference in Item 8.

         Consolidated balance sheets - January 31, 2001 and 2000.

         Consolidated statements of income - Years ended January 31, 2001, 2000, and 1999.

         Consolidated statements of stockholders' equity - Years ended January 31, 2001, 2000, and 1999.

         Consolidated statements of cash flows - Years ended January 31, 2001, 2000, and 1999.

         Notes to consolidated financial statements - January 31, 2001.

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

      3. Exhibits

          3.1 Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company's Form S-8 Registration Statement, Commission File No. 33-65098, previously filed on June 25, 1993).

          3.2 Bylaws of the Company dated April 23, 1984 (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 Registration Statement, Commission File No. 33-65098, previously filed on June 25, 1993).

         10.1 Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the "ESOP") (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement, Commission File No. 33-65098, previously filed on June 25, 1993).

         10.2 Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement, Commission File 33-65098, previously filed on June 25, 1993).

         10.3 Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement, Commission File 33-65098, previously filed on June 25, 1993).

         10.4 Rights Agreement dated as of October 18, 1996 by and between the Company and Mellon Investor Services, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form S-8 Registration Statement, Commission File 001-08777, previously filed on October 25, 1996).

         10.9 1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement, Commission File 33-65096, previously filed on June 25, 1993).

         13     Annual Report to Stockholders for the year ended January 31,
                2001.

         21     List of all subsidiaries of the registrant.

         23     Consent of Ernst & Young LLP.

b)       Reports on Form 8-K.

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 30th of April, 2001.

                                    VIRCO MFG. CORPORATION

                           By               /s/  Robert A. Virtue
                                    -------------------------------------------
                                    Robert A. Virtue, Chairman of the Board
                                    (Principal Executive Officer)

                           By               /s/  Robert E. Dose
                                    -------------------------------------------
                                    Robert E. Dose, Vice President - Finance,
                                    Secretary & Treasurer (Principal
                                    Financial Officer)

                           By               /s/  Bassey Yau
                                    -------------------------------------------
                                    Bassey Yau, Corporate Controller
                                    (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


               Signature                         Title                      Date


         /s/  Robert A. Virtue           Chairman of the Board,        April 30, 2001
-----------------------------------    Chief Executive Officer,
Robert A. Virtue                        President and Director


         /s/  Douglas A. Virtue               Director                 April 30, 2001
-----------------------------------
Douglas A. Virtue


         /s/  Donald S. Friesz                Director                 April 30, 2001
-----------------------------------
Donald S. Friesz


         /s/  John H. Stafford                Director                 April 30, 2001
-----------------------------------
John H. Stafford

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 30th of April, 2001.

                                    VIRCO MFG. CORPORATION

                           By               /s/  Robert A. Virtue
                                    -------------------------------------------
                                    Robert A. Virtue, Chairman of the Board
                                    (Principal Executive Officer)

                           By               /s/  Robert E. Dose
                                    -------------------------------------------
                                    Robert E. Dose, VP.- Finance, Secretary
                                    & Treasurer (Principal Financial Officer)

                           By               /s/  Bassey Yau
                                    -------------------------------------------
                                    Bassey Yau, Corporate Controller
                                    (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                            Title                    Date


     /s/  George W. Ott                     Director              April 30, 2001
--------------------------------
George W. Ott


     /s/  James R. Wilburn                  Director              April 30, 2001
--------------------------------
James R. Wilburn


     /s/  Glen D. Parish                    Director              April 30, 2001
--------------------------------
Glen D. Parish


     /s/  Donald A. Patrick                 Director              April 30, 2001
--------------------------------
Donald A. Patrick


     /s/  Robert K. Montgomery              Director              April 30, 2001
--------------------------------
Robert K. Montgomery