Form 10-Q
period 2001-04-30
VIRCO MFG CORPORATION
filed 2001-06-13
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

For Quarter Ended    April 30, 2001   Commission File Number     1-8777
                  --------------------                       -----------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          95-1613718
-------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


2027 Harpers Way, Torrance, CA                                90501
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (310) 533-0474
                                                        ------------------------

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

90 days. Yes     [X]                     No   [ ]
               -------                      -------

     The number of shares outstanding of each of the issuer's classes of common stock, as of June 12, 2001.

                 Common Stock                   11,224,680 Shares

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I. Financial Information

     Item 1.   Financial Statements (unaudited)

               Condensed consolidated balance sheets - April 30, 2001 and January 31, 2001

               Condensed consolidated statements of operations - Three months ended April 30, 2001 and 2000

               Condensed consolidated statements of cash flows - Three months ended April 30, 2001 and 2000

               Notes to condensed consolidated financial statements - April 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.


Part II. Other Information

     Item 4.   Submission of matters to a vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

                                     PART 1


Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

  (Dollar amounts in thousands, except per share data)


        ASSETS                                       4/30/2001         1/31/2001
        ------                                       ---------         ---------
Current assets
    Cash                                            $     485         $     351

    Accounts and notes receivable                      19,000            25,345
      Less allowance for doubtful accounts               (318)             (200)
                                                    ---------         ---------
      Net accounts and notes receivable                18,682            25,145

    Inventories (Note 2)
      Finished goods                                   31,455            27,009
      Work in process                                  22,320            14,442
      Raw materials and supplies                       18,051            16,588
                                                    ---------         ---------
      Total inventories                                71,826            58,039

    Income taxes receivable                             4,895             2,508
    Prepaid expenses and deferred income tax            2,654             2,930
                                                    ---------         ---------
Total current assets                                   98,542            88,973


Property, plant & equipment
      Cost                                            154,425           153,504
      Less accumulated depreciation                   (62,139)          (58,859)
                                                    ---------         ---------
      Net property, plant & equipment                  92,286            94,645

Other assets                                           15,934            15,931
                                                    ---------         ---------
Total assets                                        $ 206,762         $ 199,549
                                                    =========         =========


See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


  (Dollar amounts in thousands, except per share data)


        LIABILITIES AND STOCKHOLDERS' EQUITY                                         4/30/2001         1/31/2001
        ------------------------------------                                         ---------         ---------
Current liabilities
    Checks released but not yet cleared bank                                         $   2,503         $   2,216
    Accounts payable                                                                    16,184            13,930
    Accrued compensation and employee benefits                                           9,799            10,775
    Current maturities on long-term debt                                                12,101            12,101
    Other current liabilities                                                            6,152             6,778
                                                                                     ---------         ---------
Total current liabilities                                                               46,739            45,800

Non-current liabilities
    Long term debt (less current portion)                                               54,510            43,741
    Other non-current liabilities                                                       12,002            11,334
                                                                                     ---------         ---------
Total non-current liabilities                                                           66,512            55,075

Deferred income taxes                                                                    4,533             4,533

Stockholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or outstanding             ---                --
    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 12,032,233 issued at
      4/30/2001 and 1/31/2001                                                              120               120
    Additional paid-in capital                                                          97,654            97,656
    Retained earnings                                                                    6,654            10,645
    Less treasury stock at cost (808,551 shares at 4/30/2001 and 749,246
    shares at 1/31/2001)                                                               (12,607)          (12,009)
    Less unearned ESOP shares                                                             (696)             (696)
     Less accumulated comprehensive loss                                                (2,147)           (1,575)
                                                                                     ---------         ---------
Total stockholders' equity                                                              88,978            94,141
                                                                                     ---------         ---------
Total liabilities and stockholders' equity                                           $ 206,762         $ 199,549
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

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               Unaudited (Note 1)


  (Dollar amounts in thousands, except per share data)


                                                                                           3 Months Ended
                                                                                      -------------------------
                                                                                      4/30/2001       4/30/2000
                                                                                      ---------       ---------
                                                                                                   Restated (Note 1)
Net sales                                                                              $ 42,457         $ 46,432
Cost of goods sold                                                                       30,974           31,951
                                                                                       --------         --------
Gross profit                                                                             11,483           14,481

Operating expense and other:
Selling, general and administrative expense                                              16,572           16,990
Interest expense                                                                          1,107            1,152
Gain on sale of real estate                                                                 (24)          (7,945)
                                                                                       --------         --------
                                                                                         17,655           10,197

(Loss) Income before income taxes and cumulative effect of change in accounting          (6,172)           4,284
principle
Income taxes (benefit) expense                                                           (2,407)           1,667
                                                                                       --------         --------
Net (loss) income  before cumulative effect of change in accounting principle            (3,765)           2,617
Cumulative effect of change in accounting principle                                        --               (297)
                                                                                       --------         --------
Net (loss) income                                                                      $ (3,765)        $  2,320
                                                                                       ========         ========

AMOUNTS PER COMMON SHARE - BASIC AND ASSUMING DILUTION (a)
(Loss) Income before cumulative effect of change in accounting principle               $   (.33)        $    .23
Cumulative effect of change in accounting principle                                        --               (.03)
                                                                                       --------         --------

Net (loss) income                                                                      $   (.33)        $    .20
                                                                                       ========         ========

DIVIDEND PER COMMON SHARE (a)
Cash                                                                                   $    .02         $    .02


(a)  Adjusted for 10% stock dividend declared August 15, 2000

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)

    (Dollar amounts in thousands)

                                                                                         3 Months Ended
                                                                                   --------------------------
                                                                                   4/30/2001         4/30/2000
                                                                                   ---------         ---------
                                                                                                Restated (Note 1)
Operating activities
    Net (loss) income                                                               $ (3,765)        $  2,320
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Cumulative effect of accounting change                                              --                297
    Depreciation                                                                       3,711            3,044
    Gain on sale of fixed asets                                                          (24)          (7,945)
    Provision for doubtful accounts                                                      105              125
    Changes in assets and liabilities:
      Accounts and notes receivable                                                    6,358            5,790
      Inventories                                                                    (13,787)         (24,579)
      Prepaid expenses and other current assets                                          657              302
      Income taxes receivable/payable                                                 (2,387)           1,460
      Other assets                                                                      (384)            (297)
      Accounts payable and accrued expenses                                            1,606            1,372
                                                                                    --------         --------

Net cash used in operating activities                                                 (7,910)         (18,111)

Investing activities
    Capital expenditures                                                              (1,833)          (6,139)
    Proceeds from sale of fixed assets                                                   505            9,385
    Net investment in life insurance                                                    --                 (6)
                                                                                    --------         --------

Net cash (used in) provided by investing activities                                   (1,328)           3,240

Financing activities
    Issuance of long-term debt                                                        10,823           15,778
    Repayment of long-term debt                                                         (628)            (489)
    Purchase of treasury stock                                                          (597)             (18)
    Payment of cash dividend                                                            (226)            (207)
    Issuance of common stock                                                            --                  2
    (Borrowings) loans to ESOP                                                          --                (74)
                                                                                    --------         --------

Net cash provided by financing activities                                              9,372           14,992

Net change in cash                                                                       134              121
Cash at beginning of quarter                                                             351            1,072
                                                                                    --------         --------
Cash at end of quarter                                                              $    485         $  1,193
                                                                                    ========         ========

See notes to condensed consolidated financial statements

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        April 30, 2001 and April 30, 2000


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. The balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

          During the fourth quarter of fiscal year 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements." Pursuant to Financial Accounting Standards Board Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," effective February 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first quarter of 2000, which had previously been reported, has been restated. Additionally, net sales and gross profit have been adjusted to reflect reclassifications to conform to the presentation required by EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which the Company also adopted during the fourth quarter of fiscal year 2000.

Note 2.   Inventory

          Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 2001. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.   Income Taxes

          Income taxes for the three month period ended April 30, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.   Significant Accounting Policies

          The weighted-average number of shares used in the computation of net loss per share was 11,266,000 for the quarter ended April 30, 2001. The weighted average number of shares used in the computation of basic net income per share and diluted net income per share were 11,362,000 and 11,499,000 for the quarter ended April 30, 2000, respectively. Per share and weighted-average share amounts for the quarter ended April 30, 2000 have been restated to reflect a 10% stock dividend payable on September 29, 2000 to stockholders of record as of September 7, 2000.

          Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments and adjustments to account for derivative financial instruments. Comprehensive (loss) income was ($4,337,000) and $2,320,000 for the quarters ended April 30, 2001, and April 30, 2000, respectively.

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133, as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective February 1, 2001. the Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

          The Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. At April 30, 2001, the Company had one interest rate swap contract which was accounted for as a cash flow hedge. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $552,000, net of an applicable income tax benefit of $368,000 at February 1, 2001. There is no impact to current earnings due to hedge ineffectiveness.

Note 5.   Gain on Sale of Real Estate

          On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Note 6.   Interest Rate Swap Contract

          It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company only entered into one interest rate swap contract, which matures on March 3, 2002. At April 30, 2001, the notional amount of the swap was $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR.

          At April 30, 2001 the carrying value approximated the fair value of $953,000. During the quarter ended April 30, 2001, the Company recorded an additional loss amount of $20,000 net of an applicable income tax benefit of $13,000, in other comprehensive loss in order to account for the change in fair value. The fair value of the swap is estimated on pricing models using current assumptions.

                             VIRCO MFG. CORPORATION

                                OTHER INFORMATION



Item 4. Submission of matters to a vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     None

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 2001, the Company had a net loss of $3,765,000 on sales of $42,457,000 compared to a net income of $2,320,000 on sales of $46,432,000 in the same period last year.

Sales for the first quarter decreased $3,975,000 compared to the same period last year. Backlog at quarter end was $2,600,000 higher compared to the prior year. The decrease in sales was primarily attributable to a reduction in commercial sales. Year to date incoming orders for publicly funded schools are running approximately even with the prior year.

Gross profit for the first quarter, as a percentage of sales, decreased 4% compared to the same period last year. The decline in margin is attributable to a significant reduction in manufacturing hours during the first quarter compared to the same period last year. In the prior year, the Company built a large quantity of finished goods inventory to stock during the first quarter in anticipation of large deliveries of furniture in the second and third quarters of 2000. The prior year sales were less than expected, resulting in disappointing third and fourth quarter results as the Company cut production and incurred severance costs to reduce its workforce. For the current year, the Company has maintained a reduced cost structure, employing approximately 400 (15%) fewer employees during the first quarter 2001 compared to the prior year. At June 1, 2001, the Company is employing approximately 524 (19%) fewer employees than at the same date last year, reflecting a reduction in summer hiring. The reduction in production hours resulted in unfavorable production variances compared to the prior year, but has allowed the Company to substantially reduce inventories compared to the prior year despite reduced levels of sales. In addition to reducing total inventory, the Company has more fully implemented a manufacturing strategy it refers to as "Assemble to Ship". Under this strategy, the Company builds components to stock instead of building finished goods to stock. The Company then assembles the finished product as customer orders determine production quanities and color combinations. The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory utilizing this strategy.

Selling, general and administrative expense for the quarter ended April 30, 2001 declined modestly compared to the same period last year.

Interest expense for the quarter ended April 30, 2001 is approximately the same as last year. The increased borrowings since January 31, 2001 were used to build inventory in anticipation of seasonally strong summer deliveries offset by a modest reduction in receivables. In prior year, the increase in borrowings was attributable to capital spending on the Conway, Arkansas facility expansion and an increase in inventory.

On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Financial Condition:

As a result of seasonally low deliveries in the first quarter and improvement in days of sales outstanding, accounts and notes receivable decreased by approximately $6,463,000 compared to year-end. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of strong summer shipments. For the current quarter, the Company increased inventory by nearly $13,787,000 compared to year-end. In the prior year first quarter, the Company increased inventory by approximately $24,579,000. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

In the prior year, the Company completed a significant investment cycle at the Conway, Arkansas manufacturing faclity. With the completion of this investment, the Company intends to significantly curtail capital spending. The Company has established a goal of limiting capital spending to approximately $7,000,000 for 2001, which is approximately one-half of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2001 was $1,833,000 compared to $6,139,000 for the same period last year. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of common stock. The amount authorized was subsequently increased to $14,000,000. As of April 30, 2001, the Company has repurchased approximately 777,000 shares at a cost of approximately $12,100,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On February 13, 2001, the Company's Board of Directors authorized a $.02 per share cash dividend, payable on April 30, 2001 to stockholders on record as of March 30, 2001. For the quarter ended April 30, 2001, the Company paid $226,000 in cash dividends.

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

Such risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount is $30,000,000 for the period February 22, 2000 through February 28, 2001. The notional swap amount then decreases to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.25% to 1.50%.

As of April 30, 2001, the Company has borrowed $59,000,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender's base rate would cause the Company to incur additional interest charges of approximately $127,000 for the fiscal quarter ended April 30, 2001. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

                             VIRCO MFG. CORPORATION

         Exhibit (11) - Statement re: Computation of Earnings Per Share



                                                                      Three Months Ended
                                                                           April 30
                                                                ----------------------------
                                                                   2001                 2000
                                                                   ----                 ----
Earnings per share

Average shares outstanding                                       11,266,031           11,361,971

Net effect of dilutive stock options - based
on the treasury stock method using average
market price                                                           --                137,482
                                                               ------------         ------------
Totals                                                           11,266,031           11,499,453
                                                               ============         ============

Net (loss) income before cumulative effect of change in
accounting principle (a)                                       $ (3,765,000)        $  2,617,000
                                                               ============         ============

Per share amount before cumulative effect of
change in accounting principle (a)                             $       (.33)        $        .23
                                                               ============         ============


Weighted average shares outstanding for the three months ended April 30, 2000 are adjusted for 10% stock dividend declared August 15, 2000. For the quarter ended April 30, 2001, 116,742 shares of common stock equivalents were not included in the denominator to calculate earning per share since the Company had a loss in this quarter and including these shares would have been anti-dilutive.

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VIRCO MFG. CORPORATION




Date:             June 13, 2001                By: /s/ Robert E. Dose
         -------------------------------           ----------------------------
                                                   Robert E. Dose
                                                   Vice President - Finance




Date:             June 13, 2001                By: /s/ Bassey Yau
         -------------------------------           ----------------------------
                                                   Bassey Yau
                                                   Corporate Controller