Form 10-Q
period 2001-07-31
VIRCO MFG CORPORATION
filed 2001-09-14
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q


For Quarter Ended   July 31, 2001          Commission File Number    1-8777
                 -------------------                              ------------

                             VIRCO MFG. CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                         95-1613718
---------------------------------                       -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


2027 Harpers Way, Torrance, CA                                   90501
-------------------------------------                   -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (310) 533-0474
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

Yes    [X]      No  [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 4, 2001.

         Common Stock                             12,322,947 Shares*

* Adjusted for 10% stock dividend declared August 21, 2001, date of record September 6, 2001, payable September 28, 2001.

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I.  Financial Information

     Item 1.   Financial Statements (unaudited)

               Condensed consolidated balance sheets - July 31, 2001 and January 31, 2001

               Condensed consolidated statements of income - Three months ended July 31, 2001 and 2000.

               Condensed consolidated statements of income - Six months ended July 31, 2001 and 2000.

               Condensed consolidated statements of cash flows - Six months ended July 31, 2001 and 2000.

               Notes to condensed consolidated financial statements - July 31, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

     Item 4.   Submission of matters to a vote of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

                                     PART I


Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)


        ASSETS                                        7/31/2001       1/31/2001
        ------                                        ---------       ---------
Current assets
    Cash                                              $   2,696       $     351

    Accounts and notes receivable                        48,568          25,345
      Less allowance for doubtful accounts                 (551)           (200)
                                                      ---------       ---------
      Net accounts and notes receivable                  48,017          25,145

    Inventories (Note 2)
      Finished goods                                     25,415          27,009
      Work in process                                    13,928          14,442
      Raw materials and supplies                         18,332          16,588
                                                      ---------       ---------
      Total inventories                                  57,675          58,039

    Income taxes receivable                               1,972           2,508
    Prepaid expenses and deferred income tax              2,334           2,930
                                                      ---------       ---------
Total current assets                                    112,694          88,973

Property, plant & equipment
      Cost                                              153,819         153,504
      Less accumulated depreciation                     (64,669)        (58,859)
                                                      ---------       ---------
      Net property, plant & equipment                    89,150          94,645

Other assets                                             15,938          15,931
                                                      ---------       ---------
Total assets                                          $ 217,782       $ 199,549
                                                      =========       =========



See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)


        LIABILITIES AND STOCKHOLDERS' EQUITY                                     7/31/2001         1/31/2001
        ------------------------------------                                     ---------         ---------

Current liabilities
    Checks released but not yet cleared bank                                       $   1,241       $   2,216
    Accounts payable                                                                  15,476          13,930
    Accrued compensation and employee benefits                                         9,542          10,775
    Current maturities on long-term debt                                              12,101          12,101
    Other current liabilities                                                          5,815           6,778
                                                                                   ---------       ---------
Total current liabilities                                                             44,175          45,800

Non-current liabilities
    Long term debt (less current portion)                                             62,061          43,741
    Other non-current liabilities                                                     14,252          11,334
                                                                                   ---------       ---------
Total non-current liabilities                                                         76,313          55,075

Deferred income taxes                                                                  4,533           4,533

Stockholders' equity
    Preferred stock:
      Authorized 3,000,000 shares, $.01 par value; none issued or outstanding             --              --

    Common stock:
      Authorized 25,000,000 shares, $.01 par value; 12,033,231 issued at
      7/31/2001 and 12,032,233 shares issued at 1/31/2001
                                                                                         120             120
    Additional paid-in capital                                                        97,654          97,656
    Retained earnings                                                                 10,920          10,645
    Less treasury stock at cost, 830,551 shares at 7/31/2001 and 749,246
    shares at 1/31/2001)                                                             (12,827)        (12,009)
    Less unearned ESOP shares                                                           (934)           (696)
     Less accumulated comprehensive loss                                              (2,172)         (1,575)
                                                                                   ---------       ---------
Total stockholders' equity                                                            92,761          94,141
                                                                                   ---------       ---------
Total liabilities and stockholders' equity                                         $ 217,782       $ 199,549
                                                                                   =========       =========


See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)



(Dollar amounts in thousands, except per share data)


                                                                        Three Months Ended
                                                                   --------------------------
                                                                   7/31/2001        7/31/2000
                                                                   ---------        ---------
                                                                                Restated (Note 1)
Net sales                                                           $89,193          $96,578
Cost of goods sold                                                   60,844           64,810
                                                                    -------          -------
Gross profit                                                         28,349           31,768

Selling, general and administrative and other                        19,640           23,155
Interest expense                                                      1,349            1,614
                                                                    -------          -------
                                                                     20,989           24,769

Income before income taxes                                            7,360            6,999
Income taxes                                                          2,870            2,737
                                                                    -------          -------

Net income                                                          $ 4,490          $ 4,262
                                                                    =======          =======


Earnings per share                                                  $   .37          $   .34

Earnings per share - assuming dilution                              $   .36          $   .34


Weighted average share outstanding (a)                               12,238           12,494
Weighted average share outstanding - assuming dilution (a)           12,367           12,651

Dividend per share
Cash (a)                                                            $   .02          $   .02




(a) Adjusted for 10% stock dividend declared August 21, 2001.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)


                                                                                     Six Months Ended
                                                                               ----------------------------
                                                                               7/31/2001          7/30/2000
                                                                               ---------          ---------
                                                                                              Restated (Note 1)
Net sales                                                                      $ 131,650          $ 143,010
Cost of goods sold                                                                91,818             96,761
                                                                               ---------          ---------
   Gross profit                                                                   39,832             46,249

Selling, general and administrative and other                                     36,102             40,145
Interest expense                                                                   2,456              2,766
Loss (Gain) on sale of fixed assets                                                   86             (7,945)
                                                                               ---------          ---------
                                                                                  38,644             34,966

Income before income taxes and cumulative effect of accounting change              1,188             11,283
Income taxes                                                                         463              4,404
                                                                               ---------          ---------
Net income before cumulative effect of accounting change                             725              6,879

Cumulative effect of accounting change                                              --                 (297)
                                                                               ---------          ---------
Net income                                                                     $     725          $   6,582
                                                                               =========          =========

Amounts per common share - basic (a)
Income before cumulative effect of accounting change                           $     .06          $     .55
Cumulative effect of accounting change                                              --                 (.02)
                                                                               ---------          ---------
Net income                                                                     $     .06          $     .53
                                                                               =========          =========

Amounts per common share - assuming dilution (a)
Income before cumulative effect of accounting change                           $     .06          $     .54
Cumulative effect of accounting change                                              --                 (.02)
                                                                               ---------          ---------
Net income                                                                     $     .06          $     .52
                                                                               =========          =========

Weighted average share outstanding (a)                                            12,329             12,498
Weighted average share outstanding - assuming dilution (a)                        12,458             12,650

Dividend per share
Cash (a)                                                                       $     .04          $     .04



(a) Adjusted for 10% stock dividend declared August 21, 2001.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)

(Dollar amounts in thousands)

                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                              7/31/2001          7/31/2000
                                                                              ---------          ---------
Cash flows from operating activities
    Net income                                                                 $    725           $  6,582
    Adjustments to reconcile net income to net cash used in operating activities:
    Cumulative effect of accounting change                                         --                  297
    Depreciation                                                                  7,835              6,320
    Provision for doubtful accounts                                                 329                269
    (Gain)Loss on sales of fixed asset                                               86             (7,945)
    Change in assets and liabilities:
      Accounts and notes receivable                                             (23,201)           (27,875)
      Inventories                                                                   364            (14,710)
      Prepaid expenses and deposits                                                 994                408
      Income taxes receivable/payable                                               536              1,439
      Accounts payable and accrued expenses                                         298              6,891
                                                                               --------           --------
Net cash used in operating activities                                           (12,034)           (28,324)

Cash flows from investing activities
    Capital expenditures                                                         (2,880)           (12,466)
    Proceeds from sale of assets                                                    454              9,389
    Net investment in life insurance                                                 (7)               (21)
                                                                               --------           --------
Net cash used in investing activities                                            (2,433)            (3,098)

Cash flows from financing activities
    Issuance of long-term debt                                                   19,360             32,810
    Repayment of long-term debt                                                  (1,040)              (941)
    Payment of cash dividend                                                       (450)              (413)
    Purchase of treasury stock                                                     (817)              (283)
    Issuance of common stock                                                         (3)                 2
    Loans to ESOP                                                                  (238)               (74)
                                                                               --------           --------
Net cash provided by financing activities                                        16,812             31,101

Net change in cash                                                                2,345               (321)
Cash at beginning of period                                                         351              1,072
                                                                               --------           --------
Cash at end of period                                                          $  2,696           $    751
                                                                               ========           ========


See notes to condensed consolidated financial statements

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         July 31, 2001 and July 31, 2000


Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. The balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

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

Note 2.   Inventory

          Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 2001. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.   Income Taxes

          Income taxes for the three months and six months ended July 31, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.   Significant Accounting Policies

          The weighted average number of shares used in the computation of diluted net income per share were 12,367,000 and 12,651,000 for the quarter ended July 31, 2001 and July 31, 2000, respectively. The weighted average number of shares used in the computation of diluted net income per share were 12,458,000 and 12,650,000 for the six months ended July 31, 2001 and July 31, 2000, respectively. Per share and weighted-average share amounts for the second quarter and six months ended July 31,

          2000 have been restated to reflect a 10% stock dividend payable on September 28, 2001 to stockholders of record as of September 6, 2001.

          Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $4,465,000 and $4,262,000 for the quarter ended July 31, 2001 and July 31, 2000, respectively. Comprehensive income was $128,000 and $6,582,000 for the six months ended July 31, 2001 and July 31, 2000, respectively.

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

          The Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. At July 30, 2001, the Company had one interest rate swap contract which was accounted for as a cash flow hedge. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $552,000, net of an applicable income tax benefit of $368,000 at February 1, 2001. There is no impact to current earnings due to hedge ineffectiveness.

Note 5.   Gain on Sale of Real Estate

          On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Note 6.   Interest Rate Swap Contract

          It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company only entered into one interest rate swap contract, which matures on March 3, 2003. At July 31, 2001, the notional amount of the swap was

          $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR.

          At July 31, 2001 the carrying value approximated the fair value of $995,000. During the quarter ended July 31, 2001, the Company recorded an additional loss amount of $25,000 (net of an applicable income tax benefit of $17,000) in other comprehensive loss in order to account for the change in fair value. The fair value of the swap is estimated on pricing models using current assumptions.


Note 7.   New Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17, SFAS No. 141 is effective for any business combination completed subsequent to June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill deemed to have an indefinite life will no longer be amortized and will be subjected to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company will apply the provisions of SFAS No. 141 should it enter into any business combinations after June 30, 2001. The Company believes SFAS No. 142 will not have any effect on the Company's financial position, results of operations or cash flows.

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 2001, the Company had a net income of $4,490,000 on sales of $89,193,000 compared to a net income of $4,262,000 on sales of $96,578,000 in the same period last year. Earnings were $.36 per share compared to $.34 per share in the same period last year, after giving effect to the 10% stock dividend declared August 21, 2001. For the six months ended July 31, 2001, the Company earned net income of $725,000 on sales of $131,650,000 compared to net income of $6,582,000 on sales of $143,010,000 in the same period last year. Earnings were $.06 per share compared to $.52 per share in the same period last year, after giving effect to the 10% stock dividend declared August 21, 2001.

The second quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco's sales has intensified due to strategic marketing decisions and changes in the buying pattern of educational customers. Sales for the second quarter decreased $7,385,000 compared to the same period last year. Backlog at July 31, 2001 was approximately $3,000,000 higher compared to the same time last year.

Gross profit for the second quarter decreased slightly compared to the same period last year. The decline in margin is attributable to a significant reduction in manufacturing hours during the second quarter compared to the same period last year and substantially offset by an increase in prices and reductions in spending. In the prior year, the Company built a large quantity of finished goods inventory to stock during the first and second quarters in anticipation of large deliveries of furniture in the second and third quarters of 2000. The prior year sales were less than expected resulting in disappointing third and fourth quarter results as the Company cut production and incurred severance costs to reduce its workforce.

For the current year, the Company has maintained a reduced cost structure, employing approximately 525 (19%) fewer employees during the second quarter of 2001 compared to the prior year. At August 1, 2001, the Company employed approximately 625 (21%) fewer employees than at the same date last year, reflecting a reduction in summer hiring. The reduction in production hours resulted in unfavorable production variances compared to the prior year, but has allowed the Company to reduce inventories compared to the prior year despite reduced levels of sales.

During the second quarter, the Company has more fully implemented a manufacturing strategy it refers to as "Assemble to Ship". Under this strategy, the Company builds components to stock instead of building finished goods to stock. The Company then assembles the finished product as customer orders determine production quantities and color combinations. This ATS stategy has been complimented with policy of seasonal workforce assignments. The Company has traditionally relied upon seasonal hiring to help meet peak summer shipping demands. In the current quarter, the Company paid seasonal incentives to fabrication employees who transferred to assembly and warehouse positions during the summer. This strategy played a significant role in achieving the workforce reductions referenced above.

The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory and a smaller but more experienced permanent workforce utilizing these strategies.

Selling, general and administrative expense and other for the quarter ended July 31, 2001 decreased by approximately $3,515,000 compared to the same period last year. The reduction was primarily attributable to reduced freight expense resulting from lower unit sales volume and overall reduction in spending.

Interest expense decreased by $265,000 due to a lower average borrowing balance and lower interest rates for the quarter ended July 31, 2001 compared to the same period last year. The decrease in borrowings was attributable to reduced capital spending and decreased levels of inventory.

Financial Condition:

As a result of seasonally high shipments in the second quarter, accounts receivable increased by approximately $23,201,000 compared to year-end. This increase in accounts receivable was financed through the credit facility with Wells Fargo Bank.

Capital spending for the six months ended July 31, 2001 was $2,880,000 compared to $12,466,000 for the same period last year. In the prior year, the Company completed a significant investment cycle at the Conway, Arkansas manufacturing and distribution facility. With the completion of this investment, the Company intends to significantly curtail capital spending. The Company has established a goal of limiting capital spending to approximately $7,000,000 for 2001, which is approximately one-half of anticipated depreciation expense. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow. Beginning May 1, 2001, the credit facility with Wells Fargo Bank is expanded to $80,000,000 from $70,000,000. The maximum principal amount available under this note shall be reduced automatically on September 1, 2001, and on each January 1, commencing January 1, 2001, by the amount of $10,000,000. If cash flow permits, the Company intends to prepay a portion of the line used to finance the Conway, Arkansas expansion in the fourth quarter. At July 31, 2001, the Company has approximately $13,122,000 available under its credit facility with Wells Fargo Bank.

Net cash used in operating activities for the six months ended July 31, 2001 was $12,034,000 compared to $28,324,000 for the same period last year. The decrease in cash used in operating activities was primarily due to the reduced inventory level. Long term debt was $62,061,000 as of July 31, 2001 compared to $43,741,000 as of January 31, 2001.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of common stock. The amount authorized was subsequently increased to $14,000,000. As of July 31, 2001, the Company has repurchased approximately 800,000 shares at a cost of approximately $12,300,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cash flows and borrowing capacity under the Wells Fargo line allow.

On August 21, 2001, the Company's Board of Directors authorized a 10% stock dividend payable on September 28, 2001 to stockholders on record as of September 6, 2001. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2001 to stockholders on record as of October 12, 2001. For the three months and six months ended July 31, 2001, the Company paid $224,000 and $450,000 in cash dividends, respectively.

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

As of July 31, 2001, the Company has borrowed $68,000,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender's base rate would cause the Company to incur additional interest charges of approximately $156,000 per fiscal quarter and $283,000 for the six months ended July 31, 2001. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

                                     PART II

                             VIRCO MFG. CORPORATION

                                Other Information


Item 4.   Submission of matters to a vote of Security Holders
          The following is a description of matters submitted to a vote of registrant's stockholders at the Annual Meeting of Stockholders held June 12, 2001.

          Election of three directors whose term expire in 2004.


                                                  Votes For
                                                  ---------
            Douglas A. Virtue                     9,467,311
            George W. Ott                         9,513,169
            John H. Stafford                      9,508,553



Item 6.  Exhibits and Reports on Form 8-K

         Exhibit (3.2) - Bylaws of the Company dated September 10, 2001

         Exhibit (11) - Statement re: Computation of Earnings Per Share

                             VIRCO MFG. CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VIRCO MFG. CORPORATION




Date:   September 14, 2001            By:       /s/ Robert E. Dose
     -----------------------------        --------------------------------------
                                          Robert E. Dose
                                          Vice President - Finance




Date:   September 14, 2001            By:      /s/  Bassey Yau
     -----------------------------        --------------------------------------
                                          Bassey Yau
                                          Corporate Controller