Form 10-Q
period 2001-10-31
VIRCO MFG CORPORATION
filed 2001-12-14
CIK 751365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                    FORM 10-Q

        For Quarter Ended October 31, 2001 Commission File Number 1-8777

                             VIRCO MFG. CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                      95-1613718
     ------------------------------------    ------------------
        (State or other jurisdiction of        (I.R.S.Employer
        incorporation or organization)       Identification No.)

        2027 Harpers Way, Torrance, CA              90501
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

Yes [X]  No [ ]

        The number of shares outstanding of each of the issuer's classes of common stock, as of November 16, 2001.

           Common Stock                        12,285,569 Shares*

* Adjusted for 10% stock dividend declared August 21, 2001, date of record September 6, 2001, payable September 28, 2001.

                             VIRCO MFG. CORPORATION

                                      INDEX

Part I. Financial Information

    Item 1.    Financial Statements (unaudited)

               Condensed consolidated balance sheets - October 31, 2001 and
               January 31, 2001

               Condensed consolidated statements of income - Three months ended
               October 31, 2001 and 2000

               Condensed consolidated statements of income -- Nine months ended
               October 31, 2001 and 2000

               Condensed consolidated statements of cash flows - Nine months ended October 31, 2001 and 2000

               Notes to condensed consolidated financial statements -- October
               31, 2001

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

Part II.       Other Information

    Item 4.    Submission of matters to a vote of Security Holders

    Item 6.    Exhibits and Reports on Form 8-K

               Exhibit (11) - Statement re: Computation of Earnings Per Share

    Signatures

                                     PART I

Item 1. Financial Statements

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                               Unaudited (Note 1)

 (Dollar amounts in thousands, except per share data)

      ASSETS                                          10/31/2001      1/31/2001
      ------                                          ----------      ---------
Current assets

   Cash                                               $     388       $     351

   Accounts and notes receivable                         36,305          25,345
     Less allowance for doubtful accounts                  (557)           (200)
                                                      ---------       ---------
     Net accounts and notes receivable                   35,748          25,145

   Inventories (Note 2)
     Finished goods                                      16,514          27,009
     Work in process                                      9,702          14,442
     Raw materials and supplies                          13,163          16,588
                                                      ---------       ---------
     Total inventories                                   39,379          58,039

   Income taxes receivable                                   --           2,508
   Prepaid expenses and deferred income tax               2,472           2,930
                                                      ---------       ---------
Total current assets                                     77,987          88,973

Property, plant & equipment
     Cost                                               154,372         153,504
     Less accumulated depreciation                      (68,738)        (58,859)
                                                      ---------       ---------
     Net property, plant & equipment                     85,634          94,645

Other assets                                             14,783          15,931
                                                      ---------       ---------
Total assets                                          $ 178,404       $ 199,549
                                                      =========       =========



 See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               Unaudited (Note 1)

 (Dollar amounts in thousands, except per share data)

   LIABILITIES AND STOCKHOLDERS' EQUITY                             10/31/2001      1/31/2001
   ------------------------------------                             ----------      ---------
Current liabilities

   Checks released but not yet cleared bank                          $   2,373      $   2,216
   Accounts payable                                                      9,167         13,930
   Accrued compensation and employee benefits                            8,813         10,775
   Current maturities on long-term debt                                 12,101         12,101
   Income tax payable                                                      546             --
   Other current liabilities                                             4,135          6,778
                                                                     ---------      ---------
Total current liabilities                                               37,135         45,800

Non-current liabilities

   Long term debt (less current portion)                                26,627         43,741
   Other non-current liabilities                                        13,865         11,334
                                                                     ---------      ---------
Total non-current liabilities                                           40,492         55,075

Deferred income taxes                                                    4,533          4,533

Stockholders' equity
   Preferred stock:
     Authorized 3,000,000 shares, $.01 par value; none issued or
     outstanding                                                            --             --
   Common stock:
     Authorized 25,000,000 shares, $.01 par value; 13,165,498
     issued at 10/31/2001 and 12,032,233 shares issued at
     1/31/2001                                                             131            120
   Additional paid-in capital                                          109,625         97,656
   Retained earnings                                                     2,629         10,645
   Less treasury stock at cost, 879,929 shares at 10/31/2001 and
   749,246 shares at 1/31/2001                                         (13,348)       (12,009)
   Less unearned ESOP shares                                              (400)          (696)
   Less accumulated comprehensive loss                                  (2,393)        (1,575)
                                                                     ---------      ---------
Total stockholders' equity                                              96,244         94,141
                                                                     ---------      ---------
Total liabilities and stockholders' equity                           $ 178,404      $ 199,549
                                                                     =========      =========


 See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

                                                                  Three Months Ended
                                                               ------------------------
                                                               10/31/2001    10/31/2000
                                                               ----------    ----------
                                                                           Restated (Note 1)

Net sales                                                       $ 86,232      $ 99,016
Cost of goods sold                                                57,641        69,423
                                                                --------      --------
Gross profit                                                      28,591        29,593

Selling, general and administrative and other                     21,062        24,434
Interest expense                                                   1,116         1,491
Other income                                                          --        (4,052)
                                                                --------      --------
                                                                  22,178        21,873

Income before income taxes                                         6,413         7,720
Income taxes                                                       2,501         3,007
                                                                --------      --------

Net income                                                      $  3,912      $  4,713
                                                                ========      ========


Earnings per share                                              $    .32      $    .38
Earnings per share -- assuming dilution                         $    .32      $    .37

Weighted average share outstanding (a)                            12,209        12,468
Weighted average share outstanding -- assuming dilution (a)       12,341        12,635

Dividend per share

Cash (a)                                                        $    .02      $    .02
Stock                                                                 10%           10%


(a) Adjusted for 10% stock dividend declared August 21, 2001.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited (Note 1)


(Dollar amounts in thousands, except per share data)

                                                                                  Nine Months Ended
                                                                              -------------------------
                                                                              10/31/2001     10/31/2000
                                                                              ----------     ----------
                                                                                           Restated (Note 1)

Net sales                                                                      $ 217,882      $ 242,026
Cost of goods sold                                                               149,459        166,184
                                                                               ---------      ---------
   Gross profit                                                                   68,423         75,842

Selling, general and administrative and other                                     57,164         64,579
Interest expense                                                                   3,572          4,257
Loss (Gain) on sale of fixed assets                                                   86         (7,945)
Other income                                                                          --         (4,052)
                                                                               ---------      ---------
                                                                                  60,822         56,839

Income before income taxes and cumulative effect of accounting                     7,601         19,003
change
Income taxes                                                                       2,964          7,411
                                                                               ---------      ---------
Income before cumulative effect of accounting change                               4,637         11,592
Cumulative effect of accounting change                                                --           (297)
                                                                               ---------      ---------
Net income                                                                     $   4,637      $  11,295
                                                                               =========      =========

Amounts per common share -- basic (a)
Income before cumulative effect of accounting change                           $     .38      $     .92
Cumulative effect of accounting change                                                --           (.02)
                                                                               ---------      ---------
Net income                                                                     $     .38      $     .90
                                                                               =========      =========

Amounts per common share -- assuming dilution (a)
Income before cumulative effect of accounting change                           $     .37      $     .92
Cumulative effect of accounting change                                                --           (.02)
                                                                               ---------      ---------
Net income                                                                     $     .37      $     .90
                                                                               =========      =========

Weighted average share outstanding (a)                                            12,302         12,497
Weighted average share outstanding -- assuming dilution (a)                       12,429         12,651

Dividend per share (a)
     Cash                                                                      $     .06      $     .06
     Stock                                                                            10%            10%


(a) Adjusted for 10% stock dividend declared August 21, 2001.

See notes to condensed consolidated financial statements.

                             VIRCO MFG. CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Unaudited (Note 1)

(Dollar amounts in thousands)

                                                                 Nine Months Ended
                                                              ------------------------
                                                              10/31/2001    10/31/2000
                                                              ----------    ----------
Cash flows from operating activities
   Net income                                                  $  4,637      $ 11,295
   Adjustments to reconcile net income to net cash used in
   operating activities:
   Cumulative effect of accounting change                            --           297
   Depreciation                                                  11,789         9,838
   Provision for doubtful accounts                                  387           217
   Loss (Gain) on sale of fixed assets                               86        (7,945)
   Change in assets and liabilities:
     Accounts and notes receivable                              (10,990)      (17,331)
     Inventories                                                 18,660         5,604
     Prepaid expenses and deposits                                1,004           609
     Income taxes receivable/payable                              3,054         4,028
     Accounts payable and accrued expenses                       (6,889)       (6,613)
                                                               --------      --------
Net cash provided by (used in) operating activities              21,738            (1)

Cash flows from investing activities
   Capital expenditures                                          (3,434)      (18,331)
   Proceeds from sale of assets                                     570        10,130
   Net investment in life insurance                                  (7)          (14)
                                                               --------      --------
Net cash used in investing activities                            (2,871)       (8,215)

Cash flows from financing activities
   Issuance of long-term debt                                        --        10,252
   Repayment of long-term debt                                  (17,114)       (1,517)
   Payment of cash dividend                                        (696)         (608)
   Purchase of treasury stock                                    (1,327)         (433)
   Issuance of common stock                                          11            12
   Repayment (Issuance) of ESOP loans                               296          (203)
                                                               --------      --------
Net cash (used in) provided by financing activities             (18,830)        7,503

Net change in cash                                                   37          (713)
Cash at beginning of period                                         351         1,072
                                                               --------      --------
Cash at end of period                                          $    388      $    359
                                                               ========      ========

See notes to condensed consolidated financial statements

                             VIRCO MFG. CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      October 31, 2001 and October 31, 2000


Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. The balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 2001.

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

Note 2.    Inventory

           Year-end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 2001. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.    Income Taxes

           Income taxes for the three and nine months ended October 31, 2001 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.    Significant Accounting Policies

           The weighted average number of shares used in the computation of diluted net income per share were 12,341,000 and 12,635,000 for the quarter ended October 31, 2001 and October 31, 2000, respectively. The weighted average number of shares used in the computation of diluted net income per share were 12,429,000 and 12,651,000 for the nine months ended October 31, 2001 and October 31, 2000, respectively. Per share and weighted-average share amounts for the third quarter and nine months ended October 31, 2000 have been restated to reflect a `10% stock dividend payable on September 28, 2001 to stockholders of record as of September 6, 2001.

           Comprehensive income includes net income and minimum pension liability adjustments. Comprehensive income was $3,691,000 and $4,713,000 for the quarters ended October 31, 2001 and October 31, 2000, respectively. Comprehensive income was $3,819,000 and $11,295,000 for the nine months ended October 31, 2001 and October 31, 2000, respectively.

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

           The Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. At October 31, 2001, the Company had one interest rate swap contract which was accounted for as a cash flow hedge. The transition adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $552,000, net of an applicable income tax benefit of $368,000 at February 1, 2001. There is no impact to current earnings due to hedge ineffectiveness.

Note 5.    Gain on Sale of Real Estate

           On April 25, 2000, the Company finalized the sale of its Torrance, California, warehouse. The Company received $9,385,000 in cash and recorded $7,945,000 pre-tax gain on disposition during the quarter ended April 30, 2000.

Note 6.    Interest Rate Swap Contract

           It is the Company's policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company only entered into one interest rate swap contract, which matures on March 3, 2003. At October 31, 2001, the notional amount of the swap was $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR.

           At October 31, 2001 the carrying value approximated the fair value of $1,364,000. During the quarter ended October 31, 2001, the Company recorded an additional loss amount of $221,000 (net of an applicable income tax benefit of $148,000) in other comprehensive loss in order to account for the change in fair value. The fair value of the swap is estimated on pricing models using current assumptions.

Note 7.     New Accounting Standards

           In June 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 141 is effective for any business combination completed subsequent to June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill deemed to have an indefinite life will no longer be amortized and will be subjected to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company will apply the provisions of SFAS No. 141 should it enter into any business combinations after June 30, 2001. The Company believes SFAS No. 142 will not have any effect on the Company's financial position, results of operations or cash flows.

           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires such obligations and costs to be recognized at fair value in the period in which they are incurred. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after

           June 15, 2002, although earlier application is encouraged. The Company expects to adopt SFAS No. 143 as of February 1, 2003, and has not yet determined what impact, if any, the adoption of the Statement will have on the Company's financial position and results of operations.

           In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business." FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of February 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Note 8.    Other Income

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

                             VIRCO MFG. CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations:

For the third quarter of 2001, the Company had a net income of $3,912,000 on sales of $86,232,000 compared to a net income of $4,713,000 on sales of $99,016,000 in the same period last year. Prior year results for the quarter included other income of $4,052,000 related to the settlement of a dispute relating to non-manufacturing equipment. The settlement was a non-recurring payment unrelated to the Company's ongoing operations. Earnings were $.32 per share for the quarter ended October 31, 2001 compared to $.37 for the quarter ended October 31, 2000, after giving effect to the 10% stock dividend declared August 21, 2001. For the nine months ended October 31, 2001, the Company earned net income of $4,637,000 on sales of $217,882,000 compared to net income of $11,295,000 on sales of $242,026,000 in the same period last year. Prior year results included a pre-tax gain of $7,945,000 on the sale of real estate in addition to the $4,052,000 settlement discussed above. Earnings were $.37 per share compared to $.90 per share in the same period last year, after giving effect to the 10% stock dividend declared August 21, 2001.

The third quarter and year to date results are consistent with Virco's seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. In the current year, the commercial furniture industry has suffered the worst recession in the 20 years that BIFMA has been keeping furniture industry statistics. Our commercial furniture markets have suffered from the current recession, but our sales to the publicly funded K-12 education markets have not suffered as dramatically. As a result, year to date sales are down approximately 10%, compared to an average of 16% - 20% for the entire industry. Sales for the third quarter decreased $12,784,000 compared to the same period last year. Backlog at October 31, 2001 was approximately $7,900,000 higher compared to the same time last year.

Gross margin for the third quarter increased by 3% compared to the same period last year. The improvement in margin is attributable to an increase in selling prices and reductions in spending. In the prior year, the Company built a large quantity of finished goods inventory to stock during the first and second quarters in anticipation of large deliveries of furniture in the second and third quarters of 2000. The prior year sales were less than expected resulting in disappointing third and fourth quarter results as the Company cut production and incurred severance costs to reduce its workforce.

For the current year, the Company has maintained a reduced cost structure, employing on average approximately 545 (20%) fewer employees during the third quarter of 2001 compared to the prior year. At November 1, 2001, the Company employed approximately 435 (16%) fewer employees than at the same date last year, reflecting a reduction in temporary summer hiring. The reduction in production hours resulted in unfavorable production variances compared to the prior year, but has allowed the Company to reduce inventories compared to the prior year despite reduced levels of sales.

During the third quarter, the Company continued to implement a manufacturing strategy it refers to as "Assemble to Ship". Under this strategy, the Company builds components to stock instead of building finished goods to stock. The Company then assembles the finished product as customer orders determine production quantities and color combinations. This ATS strategy has been complimented with a policy of seasonal workforce assignments. The Company has traditionally relied upon seasonal hiring to help meet peak summer shipping demands. In the current quarter, the Company paid seasonal incentives to fabrication employees who transferred to assembly and warehouse positions during the summer. This strategy played a significant role in achieving the workforce reductions referenced above. The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory and a smaller but more experienced permanent workforce utilizing these strategies.

Selling, general and administrative expense and other for the quarter ended October 31, 2001 decreased by approximately $3,372,000 compared to the same period last year. The reduction was primarily attributable to reduced freight expense resulting from lower unit sales volume and overall reduction in spending.

Interest expense decreased by $375,000 due to a lower average borrowing balance and lower interest rates for the quarter ended October 31, 2001 compared to the same period last year. The decrease in borrowings was attributable to reduced capital spending and decreased levels of inventory.

In response to the continued recession affecting business activity, the Company continues to reduce spending as severely as possible without compromising its mid- and long-term ability to take advantage of market opportunities, whether they come in the form of large individual orders, a rebound in the economy, or the weakness of competitors. As part of this strategy, subsequent to the end of the third quarter, the Company further reduced spending by implementing an across the board 10% reduction in payroll. Salaried employees and executives all had their rates of pay reduced by 10%. Hourly employees had their hours reduced by 10%. In addition, the Company has established a holiday schedule which includes plant closures for the Thanksgiving, Christmas, and New Years. This reduction in payroll is intended to be temporary, with employees returning to normal rates of pay and hours as soon as business activity permits. This reduction will assist the Company in conserving cash and controlling inventory levels.

Subsequent to quarter end, as part of the Company's initiative to consolidate operations, it combined what had previously been the Commercial and Educational sales groups into one field sales team. Instead of having two representatives pursuing separate customers within the same geographic territory, it will now have only one. It was increasingly clear that the needs of our commercial and educational customers were evolving towards greater similarity, and that combining its sales efforts would allow individual representatives to plow more deeply in a smaller field. The Company eliminated fourteen sales positions as part of this consolidation. It also established a tightly focused National Accounts Sales Group to pursue what the Company believe are significant opportunities with wholesalers, mail order accounts, and national chains.

Financial Condition:

As a result of seasonally high shipments in the third quarter, accounts receivable increased by approximately $10,990,000 compared to year-end. This increase in accounts receivable was financed through the credit facility with Wells Fargo Bank.

Capital spending for the nine months ended October 31, 2001 was $3,434,000 compared to $18,331,000 for the same period last year. In the prior year, the Company completed a significant investment cycle at the Conway, Arkansas manufacturing and distribution facility. With the completion of this investment, the Company intends to significantly curtail capital spending. The Company has established a goal of limiting capital spending to approximately $7,000,000 for 2001, which is approximately one-half of anticipated depreciation expense. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow. Beginning May 1, 2001, the credit facility with Wells Fargo Bank was expanded to $80,000,000 from $70,000,000. The maximum principal amount available under this note was reduced on September 1, 2001 and shall be reduced automatically on January 1, 2002 by the amount of $10,000,000. If cash flow permits, the Company intends to prepay a portion of the line used to finance the Conway, Arkansas expansion in the fourth quarter. At October 31, 2001, the Company has approximately $36,128,000 available under its credit facility with Wells Fargo Bank. The Company has satisfied or obtained an appropriate waiver of its debt covenants.

The Company is also pursuing the sale of two other facilities no longer necessary for operations: the original factory in Los Angeles, California, which has been held as a rental property, and the former woodshop in Conway, Arkansas, which have been used as a warehouse. The combined appraised value of these properties is approximately $9,000,000. Proceeds from these sales will be used to pay down long-term debt.

Net cash provided by (used in) operating activities for the nine months ended October 31, 2001 was $21,738,000 compared to ($1) for the same period last year. The increase in cash provided by operating activities was primarily due to the substantially reduced inventory level and reductions in accounts receivable. Long term debt was $26,627,000 as of October 31, 2001 compared to $43,741,000 as of January 31, 2001.

In April 1998, the Board of Directors approved a stock buyback program giving authorization to buy back up to $5,000,000 of common stock. The amount authorized was subsequently increased to $14,000,000. At the December 11, 2001 meeting of the Board of Directors the amount authorized was increased to $20,000,000. As of October 31, 2001, the Company has repurchased approximately 850,000 shares at a cost of approximately $12,900,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cash flows and borrowing capacity under the Wells Fargo line allow.

On August 21, 2001, the Company's Board of Directors authorized a 10% stock dividend payable on September 28, 2001 to stockholders of record as of September 6, 2001. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2001 to stockholders on record as of October 12, 2001. For the three months and nine months ended October 31, 2001, the Company paid $246,000 and $696,000 in cash dividends, respectively.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs.

Forward-Looking Statements

This report contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: new business strategies, our ability to continue to control costs and inventory levels, the potential impact of ATS on earnings, market demand, pricing and seasonality. Forward-looking statements are based on current expectations and beliefs about future events or circumstances, and you should not place undue reliance on these statements. Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of our control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, customer confidence, and competition. See the Companies Annual Report on Form-10K for year ended January 31, 2001 and other materials filed with the Securities and Exchange Commission for further description of these and other risks and uncertainties applicable to the Company's business. We assume no, and hereby disclaim any, obligation to update any of our forward-looking statements. We nonetheless reserve the right to make such updates from time to time by press release, periodic reports or other methods of public disclosure without the need for specific reference to this press release. No such update shall be deemed to indicate that other statements which are not addressed by such an update remain correct or create an obligation to provide any other updates.

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

As of October 31, 2001, the Company has borrowed $36,627,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender's base rate would cause the Company to incur additional interest charges of approximately $127,000 per fiscal quarter and $411,000 for the nine months ended October 31, 2001. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

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

                                                   VIRCO MFG. CORPORATION




Date:          December 14, 2001                   By:    /s/ Robert E. Dose
      ------------------------------------             -------------------------
                                                       Robert E. Dose
                                                       Vice President - Finance




Date:          December 14, 2001                   By:    /s/  Bassey Yau
      ------------------------------------             ----------------------
                                                       Bassey Yau
                                                       Corporate Controller