Form 10-K
period 2002-01-31
VIRCO MFG CORPORATION
filed 2002-05-01
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2002.

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-8777

VIRCO MFG. CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2027 Harpers Way, Torrance, California	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 533-0474

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, $0.01 Par Value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference or in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 23, 2002, based on the closing price at which such stock was sold on the American Stock Exchange on that date, was approximately $116,449,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding at April 23, 2002, was 12,139,241 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive proxy statement for registrant’s 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report as set forth herein. Portions of registrant’s Annual Report to Stockholders for the year ended January 31, 2002, are incorporated by reference into Part I and Part II of this Form 10-K Report as set forth herein.

PART I

     This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, marketing, expansion, manufacturing processes and potential or contemplated acquisitions, such as the anticipated acquisition of Furniture Focus, Inc. discussed herein; new business strategies; our ability to continue to control costs and inventory levels; the potential impact of our “Assemble-To-Ship” program on earnings; market demand; our ability to position ourselves in the market; references to current and future investments in and utilization of our infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support our working capital requirements to fund existing operations; references to expectations of future revenues; pricing, and seasonality.

     Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of our control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or our ability to predict, general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which we conduct our principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, and competition.

     In this report, words such as “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Item 1. Business

Introduction

     Designing, producing and distributing high-value furniture for a diverse family of customers is a 52-year tradition at Virco Mfg. Corporation. Over the years, Virco has become the largest manufacturer of educational furniture in the United States. The Company has also become a leading supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.

     The markets that Virco has served over the years include the education market (our primary market), which includes public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets.

     Although Virco got started as a local supplier of chairs and desks for Los Angeles-area schools, folding chairs and folding tables were soon added to the Company’s offerings with a resultant expansion of sales to a broadening customer base. Successive product lines were subsequently introduced, including a variety of upholstered stack chairs, banquet tables and mobile storage equipment. Products such as these have helped Virco provide complete furniture solutions for thousands of customers in the hospitality, food service, convention center and public facilities markets.

     Virco serves its customers through a well-trained, nationwide sales and support team. Although the Company’s sales professionals were divided into two main groups in fiscal 2000, “Education” and “Commercial”, and were organized by market within those groups, management combined what had previously been the Commercial and Education sales groups into one field sales team in mid-November of 2001. Instead of having two representatives pursuing separate customers within the same geographical territory, Virco now has only one. It was increasingly clear to management that the needs of commercial and educational customers were evolving towards greater similarity, and that combining the Company’s sales efforts would allow individual representatives to plow more deeply in a smaller field. In addition, Virco also established a Corporate Accounts Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.

     The Company also has an array of support services, including product delivery, installation and repair, and computer-assisted layout planning.

     In addition, Virco maintains a core marketing group, which reports to the President and is composed of representatives from sales, product development and corporate marketing. This group prepares annual plans for the allocation of resources for product development, marketing and selling expense for various sales channels, for customer service, and for the implementation of the Company’s product stocking plan.

     Virco employs approximately 2,100 people nationwide and has approximately 1.3 million square feet of manufacturing facilities and 1.2 million square feet of warehousing facilities for the production and distribution of furniture in two principal facilities which are located in Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be produced in either facility, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both facilities maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.

     Management’s strategy is to position Virco as the overall value supplier of moveable furniture for publicly-funded institutions characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. For one, Virco has developed what management believes to be the largest direct sales force in the education market for classroom furniture. Management believes this provides Virco with a competitive advantage over the Company’s primary competitors, who rely instead upon distributorships, by allowing Virco to cut-out the “middleman” and deal directly with end customers. Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. For more information about the Company’s business model and strategy for the future, please see the section entitled “To Our Stockholders” in Virco’s Annual Report to Stockholders for the year ended January 31, 2002.

     Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In the fiscal year covered by this report, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

     Virco was incorporated in California in February 1950, and reorganized as a Delaware corporation in April 1984.

Principal Products

     Virco offers the broadest line of furniture for the K-12 market of any company in the United States. Virco also provides a variety of products for the pre-school markets and have recently developed products that are targeted for college, university, and corporate learning center environments. The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.

     Virco's principal products include:

SEATING—Among the Company's newest chair offerings are the Ph.D.™, I.Q.®, Lunada™ and Virtuoso® lines. Traditional favorites include best-selling Classic Series™ stack chairs and a variety of Martest 21® hard plastic seating. In addition, Virco provides a wide selection of upholstered stack chairs, plastic stack chairs, Egg® Series ergonomic office chairs, steel dining chairs and folding chairs.

TABLES—Virco tables range from the innovative Plateau® table system to lightweight Core-a-Gator® folding tables. The Future Access® Series delivers functional computer-support solutions, while Lunada™ bases by Peter Glass may be used in a wide variety of environments. The Company offers a full spectrum of traditional folding and banquet tables, activity tables, mobile tables, cafe tops and bases, and office tables.

COMPUTER FURNITURE—Virco’s full range of computer furniture includes the Mojave™ desking system, as well as versatile Future Access and 8700 Series computer tables. 8400 Series units provide a functional, modular technology-support alternative for working and learning environments.

DESKS/CHAIR DESKS—Virco’s extensive offerings include a complete spectrum of student desks, chair desks, combo units, tablet arms and teachers’ desks. Selected models are available with durable, colorfast Martest 21 hard plastic seats, backs and work surfaces.

MOBILE FURNITURE—Virco offers a complete line of sturdy mobile cabinets for storage needs. In addition, the Company offers mobile tables for situations where quick set-up and tear-down are desirable, such as in banquet facility and lunchroom settings.

STORAGE EQUIPMENT—Virco offers a complete line of chair and table trucks, as well as large-scale storage units for arenas, convention centers and similar venues.

     Please note that this report includes trademarks of Virco, including, but not limited to, the following: Ph.D.™, I.Q.®, Virtuoso®, Classic Series™, Martest 21®, Lunada™, Plateau®, Core-a-Gator®, Future Access®, Mojave™, 8400 Series and 8700 Series. Other names and brands included in this report may be claimed by Virco as well or by third parties.

     Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship.

Raw Materials

     The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials in the manufacture of its principal products from many different sources. Management does not believe that we are more vulnerable with respect to the sources and availability of these raw materials than other manufacturers.

Marketing and Distribution

     Virco’s educational product line is marketed through what management believes to be the largest direct sales force in the education furniture industry. During the fourth quarter of 1997, Virco terminated distribution arrangements with several major educational dealerships and increased the size of its direct sales force to cover these territories. Virco has historically increased both sales and margins in territories where its direct sales force has replaced educational dealerships. The sales force calls directly upon school business officials, who can include purchasing agents or individual school principals where site based management is practiced. The Company’s direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

     Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality installations, and mass merchants. Sales to this market include colleges and universities, pre-schools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

     Sales are made to thousands of customers, and no single customer represents a significant amount of the Company’s business.

Seasonality

     The trend in educational sales is becoming increasingly seasonal. Over 50% of total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period.

Working Capital Practices During the “Peak” Summer Season

     As discussed above, the market for educational furniture is marked by extreme seasonality, with the vast majority of sales occurring from June to September each year, which is the Company’s peak season. Hence, Virco builds and carries significant amounts of inventory during this peak summer season to enable us to meet the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on third party bank financing to meet cash flow requirements during the build-up period immediately preceding the high season.

     In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company currently relies on a revolving line of credit from Wells Fargo Bank, N.A., that approximately ranges from $40,000,000 to $70,000,000, to assist us in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season. For more information on this financing arrangement, please see the section entitled “Liquidity” in the Management's Discussion and Analysis section contained in Virco’s Annual Report to Shareholders for the fiscal year ended January 31, 2002.

     Virco’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect the bottom line. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory; moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company’s business during the peak season each year.

     As part of Virco’s efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining an operating model called Assemble-to-Ship (ATS). ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying costly assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods.

Developments During 2001

     For a discussion of the general developments of Virco’s business during the period covered by this report, please see the section entitled “To Our Stockholders” in the Company’s Annual Report to Stockholders for the year ended January 31, 2002.

Other Matters

     Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell, American Desk, Royal, Bretford, Columbia and Scholarcraft. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.

The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that may include, but are not expected to emphasize, direct price competition. Instead, management expects to emphasize the value of Virco's products, the value of Virco's distribution and delivery capabilities, the value of Virco's customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as disclosed above, Virco has decreased distribution costs by avoiding resellers, and management believes that the Company's large direct sales force and the Company's sizeable manufacturing and warehousing capabilities facilitate these efforts.

     Backlog

Sales order backlog for continuing operations of the consolidated companies at January 31, 2002, totaled $26.0 million and approximates eight weeks of sales, compared to $20.0 million at January 31, 2001, and $16.0 million at January 31, 2000.

     Patents and Trademarks

Virco has a number of patents and trademarks for which the Company has not appraised or established a value. It is believed that the loss of any of the patents would not have a material effect on Virco's manufacturing business.

     Employees

Virco and its subsidiaries employ approximately 2,100 full-time employees at various locations. Of this number, approximately 1,740 are involved in manufacturing and distribution, 235 in sales and marketing and approximately 125 in administration. During the period covered by this report, the Company's headcount was reduced by approximately 200 from the prior year, due primarily to attrition.

     Environmental Compliance

Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Although Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation as a 2001 WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency, it is possible that the Company's operations may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.

     Financial Information About Geographic Areas

During the period covered by this report, we derived approximately 3% of Virco's revenues from external customers located outside of the United States (primarily in Canada).

Executive Officers of the Registrant

     As of April 23, 2002, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of our Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2002	Since

R. A. Virtue(1)	President, Chairman of the Board and Chief Executive Officer	69	1990

R. E. Dose(2)	Vice President — Finance, Secretary & Treasurer	45	1995

R. J. Mills(3)	Vice President — Engineering, Product Development	43	1997

G. D. Parish(4)	Vice President — General Manager	64	1999

W. D. Roberts(5)	Vice President — Chief Information Officer	25	2001

D. R. Smith(6)	Vice President — Corporate Marketing	53	1995

L. L. Swafford(7)	Vice President — Legal Affairs	37	1998

D. A. Virtue(8)	Corporate Executive Vice President	43	1992

L. O. Wonder(9)	Vice President — Sales	50	1995

(1)	Appointed Chairman in 1990; has been employed by the Company for 46 years. Has served as the President since 1982.

(2)	Appointed in 1995; has been employed by the Company for 12 years and has served as the Corporate Controller, and currently as Vice President - Finance, Secretary and Treasurer.

(3)	Appointed in 1997; has been employed by the Company for 7 years and has served as the Corporate Counsel, Vice President and General Manager of Torrance Division and currently as Vice President — Engineering and Product Development.

(4)	Appointed in 1999; has been employed by the Company for 43 years and has served in a variety of manufacturing, warehousing and sales and marketing positions and currently as Vice President and General Manager of the Conway Division.

(5)	Appointed in 2001, has been employed by the Company for 5 years in a variety of analytic and technology positions, currently as Vice President and Chief Information Officer.

(6)	Appointed in 1995; has been employed by the Company for 17 years in a variety of sales and marketing positions, currently as Corporate Vice President of Marketing.

(7)	Appointed in 1998; has been employed by the Company for 7 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(8)	Appointed in 1992; has been employed by the Company for 17 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, and currently as Corporate Executive Vice President.

(9)	Appointed in 1995; has been employed by the Company for 24 years in a variety of sales and marketing positions, currently as Corporate Vice President of Sales.

(10)	Company officers do not have employment contracts.

     The information required by this Item regarding Directors will be contained in Virco's Proxy Statement to be filed within 120 days after the end of the Company's most recent fiscal year and is incorporated herein by this reference.

Item 2. Properties

Torrance, California

     Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a ten-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations. In April 2000, Virco sold a 200,000 sq. ft. warehouse, which was held as rental property, located on 8.5 acres of land in Torrance, California.

Los Angeles, California

     Virco owns a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility is held as rental property and is currently being marketed for either sale or lease. Management currently expects to be in a position to close either a lease or a sale of this property in the second quarter of 2002.

Conway, Arkansas

     In August 1997, the Board of Directors authorized an expansion and re-configuration of Virco’s Conway, Arkansas, manufacturing and distribution facilities. In late 1997 and early 1998, the Company acquired approximately 100 acres of land in Conway, which can support up to 1,700,000 sq. ft. of manufacturing, warehousing, office, and showroom facilities. Phase one of the project consisted of a 400,000 sq. ft. manufacturing plant and was completed in March 1999. This plant replaced an existing 150,000 sq. ft. facility, providing an additional 250,000 sq. ft., which was earmarked for new manufacturing processes to support product development efforts, as well as future growth in sales. This plant utilizes a manufacturing cell concept, which has proved successful in our Torrance, California facility. The Conway manufacturing facility contains new equipment, which was selected to improve manufacturing efficiency and flexibility, as well as improve product quality. In March 1999, substantially all of the production equipment from the existing 150,000 sq. ft. facility was transferred to the new plant. New processes and equipment are being brought on line, as capacity and process requirement demand. The 150,000 sq. ft. facility, which is adjacent to the main factory in Conway, was converted to a finished goods warehouse.

     Phase two of the Conway project consists of an 800,000 sq. ft. assembly, warehouse and distribution facility. Construction on the first 400,000 sq. ft. segment of this facility began in March 1999 and was completed and fully operational in December 1999. The Company vacated two rental facilities in late 1999 with the completion of this first segment, as management no longer deemed them necessary. The second segment was substantially completed in July 2000. With the completion of the second segment, the Company vacated two additional rental facilities in November 2000, as well as a building which was sold subsequent to that fiscal year end, and a building in Newport, Tennessee, which is leased to a third party. The final stage of this consolidation will occur when we sell a 150,000 sq. ft. manufacturing plant located in Conway. Management converted this plant to a finished goods warehouse in 1999 and expects to store finished goods at this location until the building is sold.

     This new production and manufacturing complex will enable Virco to pursue manufacturing strategies which are expected to support growth in sales volume without a proportional increase in inventory. In addition, it will allow all finished goods manufactured at the Conway facility to be stored in one location, which management expects will substantially reduce costs related to material handling. The new warehouse facility in Conway has been equipped with high-density storage systems, features over 70 dock doors dedicated to out-bound freight, and has substantial yard capacity for storing and staging trailers. Management believes that this facility will significantly improve Virco's ability to support increased sales during the peak delivery season and enhance the efficiency with which orders are filled.

     Capital spending at this location was approximately $3,979,000 in 2001, $15,974,000 in 2000, $29,200,000 in 1999 and $20,600,000 in 1998. For a discussion of how this expansion project impacts Virco's results of operations, please refer to the Management’s Discussion and Analysis section of the Company’s 2001 Annual Report to Stockholders.

Newport, Tennessee

     Virco owns a 55,000 sq. ft. manufacturing facility located on 3.5 acres of land in Newport, Tennessee, which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory was leased under a 10-year lease that expires in 2011. The new tenant at this facility has the option to purchase the property during the first three years of the lease.

Item 3. Legal Proceedings

     Virco has various legal actions pending against it which in the opinion of management are not material in that management either expects to be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Incorporated herein by reference is the information appearing under the caption “Supplemental Stockholders’ Information” which appears in Virco’s Annual Report to Stockholders for the year ended January 31, 2002. As of April 23, 2002, there were approximately 350 Registered Stockholders according to transfer agent records. There were approximately 1,500 Beneficial Stockholders.

     Dividend Policy

     It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. In each of the fiscal years ending January 31, 2001, and January 31, 2002, Virco declared a $0.02 per quarter cash dividend and an annual 10% stock dividend.

Item 6. Selected Financial Data

     Incorporated herein by reference is the Selected Financial Data Information appearing in Virco’s Annual Report to Stockholders for the year ended January 31, 2002. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information is incorporated herein by reference to the “Management’s Discussion and Analysis and Results of Operations” section included in Virco’s Annual Report to Stockholders for the year ended January 31, 2002.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     This information is incorporated herein by reference to the “Inflation and Future Change in Prices” section of “Management’s Discussion and Analysis and Results of Operations” included in Virco’s Annual Report to Stockholders for the year ended January 31, 2002.

     On February 22, 2000, Virco entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount was $30,000,000 for the period February 22, 2000, through February 29, 2001. The notional swap amount then decreased to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.25% to 1.50%.

     As of January 31, 2002, Virco has borrowed $22,414,000 under the Wells Fargo credit facilities, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the interest rate would have caused the Company to incur additional interest charges of approximately $476,000 for the fiscal year ended January 31, 2002. Virco would have benefited from a similar interest savings if the base rate were to fluctuate downward by the same amount.

Item 8. Financial Statements and Supplementary Data

     The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 2002, are incorporated herein by reference.

     Unaudited quarterly results in Note 10 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 2002, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and in Part I of this report under the heading “Executive Officers of the Registrant.”

Item 11. Executive Compensation

     The information required by this Item will be contained in the Company’s Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item will be contained in the Company’s Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item will be contained in the Company’s Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and is incorporated herein by this reference.

PART IV

Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K

a) 1.	The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2002, are incorporated by reference in Item 8.

Report of Management.

Report of Independent Auditors.

Consolidated balance sheets — January 31, 2002 and 2001.

Consolidated statements of income — Years ended January 31, 2002, 2001, and 2000.

Consolidated statements of stockholders’ equity — Years ended January 31, 2002, 2001, and 2000.

Consolidated statements of cash flows — Years ended January 31, 2002, 2001, and 2000.

Notes to consolidated financial statements — January 31, 2002.

2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 14(d):

Schedule II Valuation and Qualifying Accounts and Reserves.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are included in the Financial Statements or Notes thereto, and therefore are not required to be presented under this Item.

3.	Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

b)	Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 30th of April, 2002.

VIRCO MFG. CORPORATION

By	/s/ Robert A. Virtue

Robert A. Virtue, Chairman of the Board (Principal Executive Officer)

By	/s/ Robert E. Dose

Robert E. Dose, Vice President — Finance, Secretary & Treasurer (Principal Financial Officer)

By	/s/ Bassey Yau

Bassey Yau, Corporate Controller (Principal Accounting Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Virtue and Robert E. Dose his/her true and lawful attorney-in-fact and agent, with full power of substitution and, for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director	April 30, 2002

Signature	Title	Date

/s/ Douglas A. Virtue	Director	April 30, 2002

Douglas A. Virtue

/s/ Donald S. Friesz	Director	April 30, 2002

Donald S. Friesz

/s/ Evan M. Gruber	Director	April 30, 2002

Evan M. Gruber

/s/ Robert K. Montgomery	Director	April 30, 2002

Robert K. Montgomery

/s/ George W. Ott	Director	April 30, 2002

George W. Ott

/s/ Glen D. Parish	Director	April 30, 2002

Glen D. Parish

/s/ Donald A. Patrick	Director	April 30, 2002

Donald A. Patrick

/s/ James R. Wilburn	Director	April 30, 2002

James R. Wilburn

VIRCO MFG. CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2002

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Bylaws of the Company dated April 23, 1984 (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant.

10.7	Credit Agreement with Wells Fargo.

13.1	Annual Report to Stockholders for the Year Ended January 31, 2002.

21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (See signature page).