Form 10-Q
period 2002-04-30
VIRCO MFG CORPORATION
filed 2002-06-13
CIK 751365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended	April 30, 2002	Commission File Number	1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 533-0474

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

     The number of shares outstanding of each of the issuer’s classes of common stock, as of June 07, 2002.

Common Stock	12,139,673 Shares

VIRCO MFG. CORPORATION

INDEX

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets — April 30, 2002, and January 31, 2002

Condensed consolidated statements of operations — Three months ended April 30, 2002 and 2001

Condensed consolidated statements of cash flows — Three months ended April 30, 2002 and 2001

Notes to condensed consolidated financial statements — April 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Part II.	Other Information

Item 4.	Submission of matters to a vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

ASSETS	4/30/2002	1/31/2002

Current assets
Cash	$1,037	$1,704

Accounts and notes receivable	19,524	19,626
Less allowance for doubtful accounts	338	200

Net accounts and notes receivable	19,186	19,426

Inventories (Note 2)
Finished goods	23,323	16,159
Work in process	21,384	12,322
Raw materials and supplies	10,241	10,202

Total inventories	54,948	38,683

Income taxes receivable	91	—
Prepaid expenses and deferred income tax	1,713	2,646

Total current assets	76,975	62,459

Property, plant & equipment
Cost	156,657	156,167
Less accumulated depreciation	75,853	72,761

Net property, plant & equipment	80,804	83,406
Other assets	15,507	15,507

Total assets	$173,286	$161,372

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	4/30/2002	1/31/2002

Current liabilities
Checks released but not yet cleared bank	$1,115	$2,930
Accounts payable	12,840	8,816
Income tax payable	—	1,282
Accrued compensation and employee benefits	9,570	8,602
Current maturities on long-term debt	2,072	2,061
Other current liabilities	4,454	4,304

Total current liabilities	30,051	27,995

Non-current liabilities
Long term debt (less current portion)	38,784	26,647
Other non-current liabilities	15,075	14,206

Total non-current liabilities	53,859	40,853

Deferred income taxes	2,301	2,301

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 13,176,785 and 13,167,399 issued at 4/30/2002 and 1/31/2002	132	132
Additional paid-in capital	109,665	109,638
Retained earnings	(4,387)	(2,006)
Less treasury stock at cost (1,037,543 shares at 4/30/2002 and 944,352 shares at 1/31/2002)	(14,889)	(13,975)
Less accumulated comprehensive loss	(3,446)	(3,566)

Total stockholders’ equity	87,075	90,223

Total liabilities and stockholders’ equity	$173,286	$161,372

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	3 Months Ended

	4/30/2002	4/30/2001

Net sales	$41,168	$42,457
Cost of goods sold	28,112	30,974

Gross profit	13,056	11,483

Operating expense
Selling, general and administrative expense	15,835	16,548
Interest expense	725	1,107

	16,560	17,655

Loss before income taxes	(3,504)	(6,172)
Income tax benefit	(1,367)	(2,407)

Net loss	$(2,137)	$(3,765)

Amounts per common share — basic and assuming dilution (a)
Net loss	$(0.18)	$(0.30)

Dividend per common share (a)
Cash	$0.02	$0.02

(a)	Adjusted for 10% stock dividend declared August 21, 2001

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

(Dollar amounts in thousands)

	3 Months Ended

	4/30/2002	4/30/2001

Operating activities
Net loss	$(2,137)	$(3,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,455	3,711
Provision for doubtful accounts	129	105
Changes in assets and liabilities:
Accounts and notes receivable	111	6,358
Inventories	(16,265)	(13,787)
Prepaid expenses and other current assets	853	657
Income taxes receivable/payable	(1,373)	(2,387)
Other assets		(408)
Accounts payable and accrued expenses	4,196	1,606

Net cash used in operating activities	(11,031)	(7,910)

Investing activities
Capital expenditures	(855)	(1,833)
Proceeds from sale of fixed assets	2	505

Net cash used in investing activities	(853)	(1,328)

Financing activities
Issuance of long-term debt	12,550	10,823
Repayment of long-term debt	(202)	(628)
Purchase of treasury stock	(914)	(597)
Payment of cash dividend	(244)	(226)
Issuance of common stock	27	—

Net cash provided by financing activities	11,217	9,372

Net change in cash	(667)	134
Cash at beginning of quarter	1,704	351

Cash at end of quarter	$1,037	$485

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2002 and April 30, 2001

Note 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month ended April 30, 2002, are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The balance sheet at January 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

Note 2. Inventory

Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 2002. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3. Income Taxes

Income taxes for the three month period ended April 30, 2002, were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4. Significant Accounting Policies

The weighted-average number of shares used in the computation of net loss per share was 12,175,000 and 12,393,000 for the quarter ended April 30, 2002, and April 30, 2001, respectively. Per share and weighted-average share amounts for the quarter ended April 30, 2001, have been restated to reflect a 10% stock dividend payable on September 28, 2001, to stockholders of record as of September 6, 2001.

Comprehensive loss includes net loss, minimum pension liability adjustments and adjustments to account for derivative financial instruments. Comprehensive loss was $2,017,000 and $3,785,000 for the quarters ended April 30, 2002, and April 30, 2001, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133, as amended by SFAS 138), which is required to be adopted in years beginning after June 15, 2000. The Company has adopted the new Statement effective February 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value and reflected as income or expense. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

At April 30, 2002, the Company had one interest rate swap contract which was accounted for as a cash flow hedge. The adjustment to implement SFAS 133 resulted in recording a liability and an offset to Other Comprehensive Loss which was $542,000 net of an applicable income tax benefit of $361,000 at April 30, 2002. There is no impact to current earnings due to hedge ineffectiveness.

Note 5. Interest Rate Swap Contract

It is the Company’s policy to enter into interest rate swap contracts only to the extent necessary to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company only entered into one interest rate swap contract, which matures on March 3, 2003. At April 30, 2002, the notional amount of the swap was $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR.

At April 30, 2002, the carrying value approximated the fair value of $903,000. During the quarter ended April 30, 2002, the Company recorded an adjustment of $120,000 net of an applicable income tax benefit of $80,000 in other comprehensive loss in order to account for the change in fair value. The fair value of the swap is estimated on pricing models using current assumptions.

Note 6. New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 141 is effective for any business combination completed subsequent to June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill deemed to have an indefinite life will no longer be amortized and will be subjected to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Accordingly, the Company will apply the provisions of SFAS No. 141 should it enter into any business combinations. The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires such obligations and costs to be recognized at fair value in the period in which they are incurred. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company expects to adopt SFAS No. 143 as of February 1, 2003, and has not yet determined what impact, if any, the adoption of the Statement will have on the Company’s financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of February 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Note 7. Acquisition

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment (FF&E) segments of bond-funded public school construction projects, primarily in the upper Midwest. The Company paid $2,400,000 in cash for certain assets of the corporation in May 2002. In addition, the Company purchased approximately $2,150,000 of accounts receivable related to this acquisition.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 2002, the Company incurred a net loss of $2,137,000 on sales of $41,168,000 compared to a net loss of $3,765,000 on sales of $42,457,000 in the same period last year.

Sales for the first quarter decreased $1,289,000 compared to the same period last year. Backlog at quarter end was comparable compared to the prior year. The decrease in sales was primarily attributable to continued weakness in commercial furniture sales. Through May, both shipments and incoming orders are lagging by 4-5%.

Gross profit for the first quarter, as a percentage of sales, increased over 4% compared to the same period last year. The improvement in margin is primarily attributed to reduced cost of raw materials and improved manufacturing efficiencies. The improvement in manufacturing efficiencies are attributable to a 4-5% increase in production levels, continued attention to spending controls, and the continuing implementation of the “Assemble to Ship” strategy that has allowed the Company to substantially reduce. The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory utilizing this strategy. For more information, please see the section entitled “To Our Shareholders” contained in Virco’s Annual Report to Shareholder for the year ended January 31, 2002.

Selling, general and administrative expense for the quarter ended April 30, 2002, declined modestly compared to the same period last year. These costs decreased both in absolute dollars and as a percentage of sales. Freight costs declined slightly due to a reduction in selling volume. Other SG&A costs were lower in absolute dollars and as a percentage of sales due to reductions in staffing, reduced sales incentives and overall spending.

Interest expense decreased by approximately $382,000 compared to the same period last year. The reduction is primarily due to reduced levels of borrowing and lower interest rates. The Company expects to continue to reduce borrowing levels in 2002. At April 30, 2002, the Company had one interest rate swap agreement with Wells Fargo Bank, which has the effect of establishing a fixed rate of interest for $20,000,000 of loans for both 2001 and 2002. The balance of borrowing is based upon LIBOR, and will fluctuate with the market rate of interest.

Financial Condition:

As a result of seasonally low deliveries in the fourth and first quarters, accounts and notes receivable were comparable to year end. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of strong summer shipments. For the current quarter, the Company increased inventory by nearly $16,265,000 compared to year-end. In the prior year first quarter, the Company increased inventory by approximately $13,787,000. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

The Company has established a goal of limiting capital spending to approximately $5,000,000 to 7,000,000 for 2002, which is approximately one-half of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2002, was $855,000 compared to $1,833,000 for the same period last year. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow.

Net cash used in operating activities for the first quarter ended April 30, 2002, was $11,031,000 compared to $7,910,000 for the same period last year. The increase in cash used in operating activities was partially due to an increase in inventory. In addition, the prior year included a reduction in accounts receivable.

In April 1998, the Board of Directors approved a stock buyback program. In December 2001, the Board of Directors increased the authorized amount to $20,000,000. As of April 30, 2002, the Company has repurchased approximately 1,005,000 shares at a cost of approximately $14,410,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On February 13, 2002, the Company’s Board of Directors authorized a $0.02 per share cash dividend, payable on April 30, 2002, to stockholders on record as of March 28, 2001. For the quarter ended April 30, 2002, the Company paid $244,000 in cash dividends.

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment (FF&E) segments of bond-funded public school construction projects, primarily in the upper Midwest. The Company paid $2,400,000 in cash for certain assets of the corporation in May 2002. In addition, the Company purchased approximately $2,150,000 of accounts receivable related to this acquisition.

The Company believes that cashflows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs.

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases; oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” ‘expects,” “will continue,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material costs, availability and cost of labor, demand for the Company’s products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions.

Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount is $30,000,000 for the period February 22, 2000 through February 28, 2001. The notional swap amount then decreases to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.50% to 2.50%.

As of April 30, 2002, the Company has borrowed $34,964,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining contain variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $65,000 for the fiscal quarter ended April 30, 2002. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

VIRCO MFG. CORPORATION

OTHER INFORMATION

Item 4. Submission of matters to a vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

     None

VIRCO MFG. CORPORATION

Exhibit (11) — Statement re: Computation of Net Loss Per Share

	Three Months Ended
	April 30

	2002	2001

Net loss per share
Average shares outstanding	12,175,000	12,393,000
Net effect of dilutive stock options — based on the treasury stock method using average market price	114,000	128,000

Totals	12,289,000	12,521,000

Net loss	$(2,137,000)	$(3,765,000)

Per share amount	$(0.18)	$(0.30)

For the quarter ended April 30, 2002 and 2001, net loss per share was calculated based on basic shares outstanding at April 30, 2002 and 2001, due to the anti-dilutive effect on the inclusion of common stock equivalent shares. For the three months ended April 30, 2001, weighted average shares outstanding was adjusted for 10% stock dividend declared August 21, 2001, and payable on September 28, 2001, to stockholders of record September 6, 2001.

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date:	June 13, 2002	By:	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance

Date:	June 13, 2002	By:	/s/ Bassey Yau

Bassey Yau Corporate Controller