Form 10-Q
period 2002-07-31
VIRCO MFG CORPORATION
filed 2002-09-13
CIK 751365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended July 31, 2002 Commission File Number 1-8777

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

Yes [X] No [   ]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of September 4, 2001.

Common Stock	13,340,479 Shares*

•     Adjusted for 10% stock dividend declared August 20, 2002, date of record September 6, 2002, payable September 30, 2002.

VIRCO MFG. CORPORATION

INDEX

Part I.	Financial Information

	Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets — July 31, 2002 and January 31, 2002

Condensed consolidated statements of income — Three months ended July 31, 2002 and 2001

Condensed consolidated statements of income — Six months ended July 31, 2002 and 2001

Condensed consolidated statements of cash flows — Six months ended July 31, 2002 and 2001

Notes to condensed consolidated financial statements — July 31, 2002

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II.	Other Information

	Item 4.	Submission of matters to a vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K

Exhibit 11

Exhibit 99.1

Exhibit 99.2

Signatures

PART I

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

ASSETS	7/31/2002	1/31/2002

Current assets
Cash	$2,942	$1,704
Accounts and notes receivable	48,241	19,626
Less allowance for doubtful accounts	535	200

Net accounts and notes receivable	47,706	19,426
Inventories (Note 2)
Finished goods	28,852	16,159
Work in process	12,989	12,322
Raw materials and supplies	8,185	10,202

Total inventories	50,026	38,683
Prepaid expenses and deferred income tax	1,957	2,646

Total current assets	102,631	62,459
Property, plant & equipment
Cost	157,072	156,167
Less accumulated depreciation	78,798	72,761

Net property, plant & equipment	78,274	83,406
Other assets	17,707	15,507

Total assets	$198,612	$161,372

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	7/31/2002	1/31/2002

Current liabilities
Checks released but not yet cleared bank	$2,362	$2,930
Accounts payable	15,597	8,816
Income tax payable	2,720	1,282
Accrued compensation and employee benefits	11,135	8,602
Current maturities on long-term debt	2,462	2,061
Other current liabilities	4,392	4,304

Total current liabilities	38,668	27,995
Non-current liabilities
Long term debt (less current portion)	50,628	26,647
Other non-current liabilities	16,045	14,206

Total non-current liabilities	66,673	40,853
Deferred income taxes	2,301	2,301
Stockholders’ equity
Preferred stock: Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock: Authorized 25,000,000 shares, $.01 par value; 13,191,783 issued at 7/31/2002 and 13,167,399 shares issued at 1/31/2002	132	132
Additional paid-in capital	109,774	109,638
Retained deficit	(369)	(2,006)
Less treasury stock at cost, 1,064,075 shares at 7/31/2002 and 944,352 shares at 1/31/2002)	(15,221)	(13,975)
Less accumulated comprehensive loss	(3,346)	(3,566)

Total stockholders’ equity	90,970	90,223

Total liabilities and stockholders’ equity	$198,612	$161,372

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Three Months Ended

	7/31/2002	7/31/2001

Net sales	$83,164	$89,193
Cost of goods sold	54,084	60,844

Gross profit	29,080	28,349
Selling, general and administrative and other	21,227	19,640
Interest expense	869	1,349

	22,096	20,989
Income before income taxes	6,984	7,360
Income taxes	2,724	2,870

Net income	$4,260	$4,490

Earnings per share — basic(a)	$.32	$.33
Earnings per share — assuming dilution(a)	$.32	$.33
Weighted average share outstanding — basic(a)	13,335	13,462
Weighted average share outstanding — assuming dilution(a)	13,487	13,604
Dividend per share
Cash(a)	$.02	$.02

(a) Adjusted for 10% stock dividend declared on August 20, 2002

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)	Six Months Ended

	7/31/2002	7/30/2001

Net sales	$124,332	$131,650
Cost of goods sold	82,196	91,818

Gross profit	42,136	39,832
Selling, general and administrative and other	37,062	36,102
Interest expense	1,594	2,542

	38,656	38,644
Income before income taxes	3,480	1,188
Income taxes	1,357	463

Net income	$2,123	$725

Earnings per share — basic(a)	$.16	$.05
Earnings per share — assuming dilution(a)	$.16	$.05
Weighted average share outstanding— basic(a)	13,377	13,562
Weighted average share outstanding — assuming dilution(a)	13,507	13,704
Cash dividend per share(a)	$.04	$.04

(a) Adjusted for 10% stock dividend declared on August 20, 2002

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

(Dollar amounts in thousands)	Six Months Ended

	7/31/2002	7/31/2001

Cash flows from operating activities
Net income	$2,123	$725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,847	7,835
Provision for doubtful accounts	307	329
Change in assets and liabilities:
Accounts and notes receivable	(26,437)	(23,201)
Inventories	(11,343)	364
Prepaid expenses and deposits	542	994
Income taxes receivable/payable	1,438	536
Accounts payable and accrued expenses	10,673	384

Net cash used in operating activities	(15,850)	(12,034)
Cash flows from investing activities
Capital expenditures	(1,517)	(2,880)
Acquisition	(4,550)	—
Proceeds from sale of assets	2	454
Net investment in life insurance	—	(7)

Net cash used in investing activities	(6,065)	(2,433)
Cash flows from financing activities
Issuance of long-term debt	25,844	19,360
Repayment of long-term debt	(1,094)	(1,040)
Payment of cash dividend	(487)	(450)
Purchase of treasury stock	(1,247)	(817)
Issuance of common stock	137	(3)
Loans to ESOP	—	(238)

Net cash provided by financing activities	23,153	16,812
Net change in cash	1,238	2,345
Cash at beginning of period	1,704	351

Cash at end of period	$2,942	$2,696

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2002

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulation of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company have been included for the periods presented. Operating results for the three-month and six-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The balance sheet at January 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

Note 2.	Inventory
Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 2002. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Income Taxes
Income taxes for the three and six months ended July 31, 2002 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.	Significant Accounting Policies

The weighted average number of shares used in the computation of diluted net income per share were 13,335,000 and 13,462,000 for the quarter ended July 31, 2002 and July 31, 2001, respectively. The weighted average number of shares used in the computation of diluted net income per share were 13,377,000 and 13,562,000 for the six months ended July 31, 2002 and July 31, 2001, respectively. Per share and weighted-average share amounts for the second quarter and six months ended July 31, 2001 have been adjusted to reflect a 10% stock dividend payable on September 30, 2002 to stockholders of record as of September 6, 2002.

Comprehensive income includes net income, derivative instrument liability adjustments and minimum pension liability adjustments. Comprehensive income was $4,361,000 and $4,465,000 for the quarters ended July 31, 2002 and July 31, 2001, respectively. Comprehensive income was $2,344,000 and $680,000 for the six months ended July 31, 2002 and July 31, 2001, respectively.

Note 5.	Interest Rate Swap Contract

It is the Company’s policy to enter into interest rate swap contracts when considered appropriate to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by the counterparty. The Company has only entered into one interest rate swap contract, which matures on March 3, 2003. At July 31, 2002, the notional amount of the swap was $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR.

At July 31, 2002 the carrying value of this interest rate swap contract approximated $735,000. During the quarter ended July 31, 2002, the Company recorded a reduction in liability of $168,000 and a reduction in comprehensive loss of $101,000 (net of an applicable income tax of $67,000) on the balance sheet in order to account for the change in fair value of this interest rate swap contract. The fair value of the swap is estimated on pricing models using current assumptions.

Note 6.	New Accounting Standards
In June 2001 the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 141 is effective for any business combination completed subsequent to June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill deemed to have an indefinite life will no longer be amortized and will be subjected to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires such obligations and costs to be recognized at fair value in the period in which they are incurred. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company expects to adopt SFAS No. 143 as of February 1, 2003, and has not yet determined what impact, if any, the adoption of the Statement will have on the Company’s financial position, results of operations, or cashflows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of the Statement has not had a significant impact on the Company’s financial position, results of operations, or cashflows.

Note 7.	Acquisition
In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment (FF&E) segments of bond-funded public school construction projects, primarily in the upper Midwest. In May 2002, the Company paid $2,400,000 in cash for certain assets of the corporation and recorded goodwill of $2,200,000. In addition, the Company purchased approximately $2,150,000 of accounts receivable. The additional revenue anticipated as a result of this acquisition is not expected to have a significant effect on the Company’s financial position, operations or cash flows.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 2002, the Company had a net income of $4,260,000 on sales of $83,164,000 compared to a net income of $4,490,000 on sales of $89,193,000 in the same period last year. Earnings were $.32 per share compared to $.33 per share in the same period last year, after giving effect to the 10% stock dividend declared August 20, 2002. For the six months ended July 31, 2002, the Company earned net income of $2,123,000 on sales of $124,332,000 compared to net income of $725,000 on sales of $131,650,000 in the same period last year. Earnings were $.16 per share compared to $.05 per share in the same period last year, after giving effect to the 10% stock dividend declared August 20, 2002.

The second quarter and year to date results are consistent with Virco’s seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco’s sales has intensified due to strategic marketing decisions to sell direct to customers in certain markets, changes in the buying patterns of educational customers that have reduced their own warehouse and supporter staffing, and changes in economic environment that have reduced sales of commercial furniture to a greater extent than educational furniture. Sales for the second quarter decreased $6,029,000 compared to the same period last year. The decrease in sales was primarily attributable to a continued weakness in the economy and commercial furniture sales. Backlog at July 31, 2002 was slightly lower compared to the same time last year.

Gross profit for the second quarter improved by over 3% compared to the same period last year. The improvement in margin is attributable to increased pricing, improved manufacturing efficiencies and reduced costs of raw materials. The improvement in manufacturing efficiencies are attributable to an increase in production levels, continued attention to spending controls, and the continuing implementation of the “Assemble to Ship” strategy that has allowed the Company to reduce inventory. The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory utilizing this strategy. For more information, please see the section entitled “To Our Shareholders” contained in Virco’s Annual Report to Shareholder for the year ended January 31, 2002.

Selling, general and administrative expense and other for the quarter ended July 31, 2002 increased by approximately $1,587,000 compared to the same period last year. The increase was largely attributable to the Company’s decision to adjust assumptions for both the discount rate and investment return rate relating to the Company’s pension benefit program. Pension expense compared to the same periods last year increased by $738,000 and $1,038,000 for the quarter and the six months ended July 31, 2002, respectively.

Interest expense decreased by $480,000 and $948,000 due to a reduced level of borrowings and lower interest rates for the quarter and six months ended July 31, 2002 compared to the same period last year. The decrease in borrowings was primarily attributable to reduced spending on inventory and capital expenditures. The Company expects to continue to reduce borrowing levels in 2002. At July 31, 2002, the Company had one interest rate swap agreement with Wells Fargo Bank, which has the effect of establishing a fixed rate of interest for $20,000,000 of loans for both 2001 and 2002. The balance of borrowing is based upon LIBOR, and will fluctuate with the market rate of interest.

Financial Condition:

As a result of seasonally high shipments in the second quarter, accounts receivable increased by approximately $26,437,000 compared to the year-ended January 31, 2002. In anticipation of strong third quarter deliveries, inventory increased by $11,343,000 compared to the year-ended January 31, 2002. This increase in accounts receivable and inventory was financed through the credit facility with Wells Fargo Bank.

Capital spending for the six months ended July 31, 2002 was $1,517,000 compared to $2,880,000 for the same period last year. The Company has established a goal of limiting capital spending to approximately $5,000,000 to $7,000,000 for 2002, which is approximately one-half of anticipated depreciation expense. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow. Beginning May 1, 2002, the credit facility with Wells Fargo Bank was expanded to $70,000,000 from $50,000,000. The maximum principal amount available under this note was reduced on August 1, 2002 to $65,000,000, and will be reduced on September 1, 2002 to 60,000,000 and on October 1, 2002 to $40,000,000. At July 31, 2002, the Company had approximately $22,034,000 available under its credit facility with Wells Fargo Bank.

Net cash used in operating activities for the six months ended July 31, 2002 was $15,850,000 compared to $12,034,000 for the same period last year. The increase in cash used in operating activities was primarily due to increased inventory and account receivables and offset by an increase in accrued compensation and employee benefits. Long term debt was $50,628,000 as of July 31, 2002 compared to $26,647,000 as of January 31, 2002. Cashflow provided by the additional borrowings from Wells Fargo was used to finance the increased accounts receivable and inventory.

In April 1998, the Board of Directors approved a stock buyback program. In December 2001, the Board of Directors increased the authorized amount to $20,000,000. As of July 31, 2002, the Company has repurchased approximately 1,031,000 shares at a cost of approximately $14,723,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On August 20, 2002, the Company’s Board of Directors authorized a 10% stock dividend payable on September 27, 2002 to stockholders of record as of September 6, 2002. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2002 to stockholders of record as of October 11, 2002. For the three months and six months ended July 31, 2002, the Company paid $243,000 and $487,000 in cash dividends, respectively.

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment (FF&E) segments of bond-funded public school construction projects, primarily in the upper Midwest. The Company paid $2,400,000 in cash for certain assets of the corporation and recorded $2,200,000 of intangibles in May 2002. In addition, the Company purchased approximately $2,150,000 of accounts receivable related to this acquisition. The results of the Furniture Focus acquisition are not expected to materially impact the current year results. Incremental Furniture Focus revenues for the second quarter ended July 31, 2002 were approximately $1,000,000. For the fiscal year ending January 31, 2003, the Company anticipates that sales revenue will increase by $5,000,000 to $7,000,000 with a very modest impact on net income.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs.

Critical Accounting Policies and Estimates:

Revenue Recognition: The Company recognizes all sales when title passes under its various shipping terms. The Company reports sales as net of sales returns and allowances.

Allowances for Doubtful Accounts: Judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current credit worthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable consist of low-credit-risk governmental entities, giving Virco’s receivables a high degree of collectability.

Inventory Valuation: The Company uses the LIFO method of accounting for the material component of inventory. The Company maintains allowances for estimated obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. If market conditions are less favorable than those anticipated by management, additional allowances may be required.

Self-Insured Retention: For the insurance year beginning April 1, 2002, the Company was self-insured for Product Liability losses up to $250,000. In the prior year, the Company was self-insured for losses up to $100,000. For the insurance year beginning April 1, 2002, the Company has a $250,000 deductible for Workers Compensation. In the prior year, the Company did not have a deductible for Workers Compensation. The Company obtains annual actuarial estimates of total expected future losses for liability claims and records the net present value of losses.

Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan, the Virco Important Performers (VIP) Plan and the Non-Employee Directors Retirement Plan, which provide retirement benefits to employees and outside directors. Virco discounts the pension obligations under the plans using a 6.50% discount rate and estimating a 6.50% return on plan assets. The Company obtains annual actuarial valuations for all three plans. The Company does not anticipate any significant change in these rates in the coming year and expects that any change that might occur in that period would not have a significant effect on the Company’s financial position, results of operations or cash flows. For the current fiscal year, the Company reduced the expected return on investment from 8.0% to 6.5%. In addition, the Company reduced the discount rate from 8.0% to 6.5%. As a result of these changes in assumptions, pension expense, which is included in Selling, General and Administrative, will increase by approximately $1,400,000 for the fiscal year ending January 31, 2003.

Deferred Tax Assets and Liabilities: The Company has not provided an allowance against the deferred tax assets recorded in the financial statements. The Company had a net deferred tax liability of $590,000 at July 31, 2002. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” ‘expects,” “will continue,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel; availability and cost of labor, demand for the Company’s products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The notional swap amount is $20,000,000 and expires March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.50% to 2.50%.

As of July 31, 2002, the Company has borrowed $48,258,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining amount contains variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $109,000 and $174,000 for the quarter and six months ended July 31, 2002. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by the same amount.

PART II

VIRCO MFG. CORPORATION

OTHER INFORMATION

Item 4.	Submission of matters to a vote of Security Holders
The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 18, 2002.
Election of three directors whose term expire in 2005.

	Votes For	Authority Withheld

Donald S. Friesz	10,791,568	20,004
Glen D. Parish	10,797,675	13,897
James R. Wilburn	10,800,813	10,759

Item 6.	Exhibits and Reports on Form 8-K
Exhibit 11 — Statement re: Computation of Earnings Per Share
Exhibit 99.1 — Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2 — Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

VIRCO MFG. CORPORATION

Exhibit 11 — Statement re: Computation of Earnings Per Share

	Three Months Ended		Six Months Ended
	July 31		July 31

	2002	2001	2002	2001

Diluted earnings per share
Weighted average shares outstanding	13,335,000	13,462,000	13,377,000	13,562,000
Net effect of dilutive stock options — based on the treasury stock method using average market price	152,000	142,000	130,000	142,000

Totals	13,487,000	13,604,000	13,507,000	13,704,000

Net income	$4,260,000	$4,490,000	$2,123,000	$725,000

Per share amount	$0.32	$0.33	$0.16	$0.05

Weighted average shares outstanding for the three and six months ended July 31, 2001 were adjusted for a 10% stock dividend declared on August 20, 2002.

VIRCO MFG. CORPORATION

Exhibit 99.1 — CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS 906 OF THE ADOPTED SECTION PURSUANT TO SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Virco Mfg. Corporation (the “Company”) on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert A. Virtue, President of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:	September 13, 2002	/s/ Robert A. Virtue

Robert A. Virtue President

VIRCO MFG. CORPORATION

Exhibit 99.2 — CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS 906 OF THE ADOPTED SECTION PURSUANT TO SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Virco Mfg. Corporation (the “Company”) on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert E. Dose, Vice President — Finance of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:	September 13, 2002	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION
Date:	September 13, 2002	By:	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance
Date:	September 13, 2002	By:	/s/ Bassey Yau

Bassey Yau Corporate Controller

Each of the undersigned, in their capacity as the Chief Executive Officer and Chief Financial Officer of Virco Mfg. Corporation, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

I, Robert A. Virtue, certify that:

•	I have reviewed this quarterly report on Form 10Q of Virco Mfg. Corporation;

•	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

•	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 13, 2002	/s/ Robert A. Virtue

Robert A. Virtue President

Certification of Chief Financial Officer

I, Robert E. Dose, certify that:

•	I have reviewed this quarterly report on Form 10-Q of Virco Mfg. Corporation;

•	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

•	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 13, 2002	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance