Form 10-Q
period 2002-10-31
VIRCO MFG CORPORATION
filed 2002-12-13
CIK 751365

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended October 31, 2002	Commission File Number 1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

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

Yes [X]    No [   ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

     The number of shares outstanding of each of the issuer’s classes of common stock, as of November 15, 2002.

Common Stock	13,108,694 Shares*

*	Adjusted for 10% stock dividend declared August 20, 2002, date of record September 6, 2002, payable September 30, 2002.

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - October 31, 2002 and January 31, 2002

Condensed consolidated statements of income - Three Months ended October 31, 2002 and 2001

Condensed consolidated statements of income - Nine Months ended October 31, 2002 and 2001

Condensed consolidated statements of cash flows - Nine Months ended October 31, 2002 and 2001

Notes to condensed consolidated financial statements - October 31, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Charges in Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 11

Exhibit 99.1

Exhibit 99.2

Signatures

PART I

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

ASSETS	10/31/2002 Unaudited(1)	1/31/2002

Current assets
Cash	$7,843	$1,704
Accounts and notes receivable	30,081	19,626
Less allowance for doubtful accounts	552	200

Net accounts and notes receivable	29,529	19,426
Inventories (Note 2)
Finished goods	14,899	16,159
Work in process	13,914	12,322
Raw materials and supplies	7,992	10,202

Total inventories	36,805	38,683
Prepaid expenses and deferred income tax	2,036	2,646

Total current assets	76,213	62,459
Property, plant & equipment
Cost	158,047	156,167
Less accumulated depreciation	82,166	72,761

Net property, plant & equipment	75,881	83,406
Other assets	17,707	15,507

Total assets	$169,801	$161,372

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	10/31/2002 Unaudited(1)	1/31/2002

Current liabilities
Checks released but not yet cleared bank	$2,564	$2,930
Accounts payable	11,335	8,816
Income tax payable	4,812	1,282
Accrued compensation and employee benefits	10,935	8,602
Current maturities on long-term debt	1,110	2,061
Other current liabilities	4,248	4,304

Total current liabilities	35,004	27,995
Non-current liabilities
Long-term debt (less current portion)	28,479	26,647
Other non-current liabilities	10,877	14,206

Total non-current liabilities	39,356	40,853
Deferred income taxes	2,301	2,301
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,410,736 issued at 10/31/2002 and 13,167,399 shares issued at 1/31/2002	144	132
Additional paid-in capital(6)	125,993	109,638
Retained deficit(6)	(13,581)	(2,006)
Less treasury stock at cost, 1,167,242 shares at 10/31/2002 and 944,352 shares at 1/31/2002	(16,225)	(13,975)
Less accumulated comprehensive loss	(3,191)	(3,566)

Total stockholders’ equity	93,140	90,223

Total liabilities and stockholders’ equity	$169,801	$161,372

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Three Months Ended

	10/31/2002	10/31/2001

Net sales	$85,022	$86,232
Cost of goods sold	56,129	57,641

Gross profit	28,893	28,591
Selling, general and administrative and other	22,867	21,062
Interest expense	708	1,116

	23,575	22,178
Income before income taxes	5,318	6,413
Income taxes	2,074	2,501

Net income	$3,244	$3,912

Earnings per share — basic(a)	$.24	$.29
Earnings per share — assuming dilution(a)	$.24	$.29
Weighted average share outstanding — basic(a)	13,311	13,430
Weighted average share outstanding — assuming dilution(a)	13,457	13,575
Dividend per share
Cash(a)	$.02	$.02
Stock	10%	10%

(a)	Adjusted for 10% stock dividend declared on August 20, 2002

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	10/31/2002	10/31/2001

Net sales	$209,354	$217,882
Cost of goods sold	138,325	149,459

Gross profit	71,029	68,423
Selling, general and administrative and other	59,929	57,250
Interest expense	2,302	3,572

	62,231	60,822
Income before income taxes	8,798	7,601
Income taxes	3,431	2,964

Net income	$5,367	$4,637

Earnings per share — basic(a)	$.40	$.34
Earnings per share — assuming dilution(a)	$.40	$.34
Weighted average share outstanding — basic(a)	13,368	13,532
Weighted average share outstanding — assuming dilution(a)	13,503	13,672
Dividend per share
Cash(a)	$.06	$.06
Stock	10%	10%

(a)	Adjusted for 10% stock dividend declared on August 20, 2002

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

(Dollar amounts in thousands)

	Nine Months Ended
	10/31/2002	10/31/2001

Cash flows from operating activities
Net income	$5,367	$4,637
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,223	11,789
Provision for doubtful accounts	319	387
Loss on sale of fixed assets	—	86
Change in assets and liabilities:
Accounts and notes receivable	(8,072)	(10,990)
Inventories	1,878	18,660
Prepaid expenses and deposits	361	1,004
Income taxes receivable/payable	3,530	3,054
Accounts payable and accrued expenses	(274)	(6,889)

Net cash provided by operating activities	13,332	21,738
Cash flows from investing activities
Capital expenditures	(2,700)	(3,434)
Acquisition	(4,550)	—
Proceeds from sale of assets	2	570
Net investment in life insurance	—	(7)

Net cash used in investing activities	(7,248)	(2,871)
Cash flows from financing activities
Issuance of long-term debt	5,586	—
Repayment of long-term debt	(2,705)	(17,114)
Payment of cash dividend	(754)	(696)
Purchase of treasury stock	(2,250)	(1,327)
Issuance of common stock	178	11
Loans to ESOP	—	296

Net cash provided by (used in) financing activities	55	(18,830)
Net change in cash	6,139	37
Cash at beginning of period	1,704	351

Cash at end of period	$7,843	$388

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2002

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction Form 10-Q and Article 10 for Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company have been included for the periods presented. Operating results for the three-month and nine-month periods ended October 31, 2002, are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The balance sheet at January 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

Note 2.	Inventory

Year-end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended October 31, 2002. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Income Taxes

Income taxes for the three and nine months ended October 31, 2002, were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.	Significant Accounting Policies

The weighted average number of shares used in the computation of diluted net income per share were 13,457,000 and 13,575,000 for the quarter ended October 31, 2002 and October 31, 2001, respectively. The weighted average number of shares used in the computation of diluted net income per share were 13,503,000 and 13,672,000 for the nine months ended October 31, 2002 and October 31, 2001, respectively. Per share and weighted-average share amounts for the third quarter and nine months ended October 31, 2001, have been adjusted to reflect a 10% stock dividend payable on September 30, 2002 to stockholders of record as of September 6, 2002.

Comprehensive income includes net income, derivative instrument liability adjustments and minimum pension liability adjustments. Comprehensive income was $3,398,000 and $3,691,000 for the quarters ended October 31, 2002 and October 31, 2001, respectively. Comprehensive income was $5,742,000 and $4,371,000 for the nine months ended October 31, 2002 and October 31, 2001, respectively.

Note 5.	Interest Rate Swap Contract

It is the Company’s policy to enter into interest rate swap contracts when considered appropriate to reduce exposure to fluctuations in interest rates. The Company does not enter into interest rate swap contracts for speculative purposes. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contract, the Company’s exposure is limited to the interest rate differential on the notional amount. The Company has only entered into one interest rate swap contract, which matures on March 3, 2003. At October 31, 2002, the notional amount of the swap was $20,000,000 with an affixed payment rate of 7.23% and a fluctuating receiving rate based upon LIBOR. The Company does not anticipate non-performance by the counterparty.

At October 31, 2002, the carrying value of this interest rate swap contract approximated $479,000. During the quarter ended October 31, 2002, the Company recorded a reduction in liability of $256,000 and a reduction in comprehensive loss of $154,000 (net of an applicable income tax of $102,000) on the balance sheet in order to account for the change in fair value of this interest rate swap contract. The fair value of the swap is estimated on pricing models using current assumptions.

Note 6.	Stock Dividends, Retained Earnings, and Additional Paid in Capital

Virco Mfg. Corporation has declared a stock dividend or split for 22 consecutive years, beginning in 1981. GAAP accounting conventions require stock splits of less than 20% to be treated as a credit to additional paid-in capital, with offsetting reductions in retained earnings. Since 1981, Virco has earned a cumulative $96,555,000. The “value” of the stock dividends over the same period is $121,400,000. After the effects of cash dividends and the exercise of stock options, reported paid-in capital now exceeds $125,000,000. This method of accounting does not reflect any underlying weakness in the company’s financial performance, merely a reclassification of retained earnings to additional paid-in capital.

Note 7.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersede Accounting Principles Board Opinion No. 17. SFAS No. 141 is effective for any business combination completed subsequent to June 30, 2001, and SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill deemed to have an indefinite life will no longer be amortized and will be subjected to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of SFAS No. 142 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires such obligations and costs to be recognized at fair value in the period in which they are incurred. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company expects to adopt SFAS No. 143 as of February 1, 2003, and has not yet determined what impact, if any, the adoption of the Statement will have on the Company’s financial position, results of operations or cashflows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of the Statement has not had a significant impact on the Company’s financial position, results of operations, or cashflows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13 to require certain lease modifications to be treated as sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of SFAS No. 146.

Note 8.	Acquisition

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment segments of bond-funded public school construction projects, primarily in the upper Midwest. In May 2002, the Company paid $2,400,000 in cash for certain assets of the corporation and recorded goodwill of $2,200,000. In addition, the Company purchased approximately $2,150,000 of accounts receivable. The additional revenue anticipated as a result of this acquisition is not expected to have a significant effect on the Company’s financial position, operations or cash flows.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter of 2002, the Company had a net income of $3,244,000 on sales of $85,022,000 compared to a net income of $3,912,000 on sales of $86,232,000 in the same period last year. Earnings were $.24 per share for the third quarter and $.29 in the same period last year, after giving effect to the 10% stock dividend declared August 20, 2002. For the nine months ended October 31, 2002, the Company earned net income of $5,367,000 on sales of $209,354,000 compared to net income of $4,637,000 on sales of $217,882,000 in the same period last year. Earnings were $.40 per share compared to $.34 per share in the same period last year, after giving effect to the 10% stock dividend declared August 20, 2002.

The third quarter and year to date results are consistent with Virco’s seasonal business cycle, which produces diminished first quarter sales followed by strong second and third quarter deliveries of educational furniture. The seasonal nature of Virco’s sales has intensified due to strategic marketing decisions to sell direct to customers in certain markets, changes in the buying patterns of educational customers that have reduced their own warehouse and support staffing, and changes in the economic environment that have reduced sales of commercial furniture to a greater extent than educational furniture. Sales for the third quarter decreased $1,210,000 compared to the same period last year. Sales for the nine months ended October 31, 2002, decreased $8,528,000 compared to the same period last year. The decrease in sales was primarily attributable to a continued weakness in the economy and commercial furniture sales. Backlog at October 31, 2002, was slightly lower compared to the same time last year.

Gross profit for the third quarter improved compared to the same period last year. Gross profit for the nine months ended October 31, 2002, measured as a percentage of sales, improved by 2.5% compared to the same period last year. Gross profit for the three months ended October 31, 2002, measured as a percentage of sales, improved by 0.8% compared to the same period last year. The improvement in margin is attributable to increased pricing, reduced costs of raw materials, and improved manufacturing efficiencies. The Company increased prices as part of an ongoing program to emphasize more profitable business and to cover the costs of service and installation expenses. For the first six months of 2002, the Company benefited from stable raw material prices. In the third quarter, the improvement in margin was less than the first six months as the Company incurred the impact of increased steel costs. The improvement in manufacturing efficiencies is attributable to stable production levels, continued attention to spending controls, and the continuing implementation of the “Assemble to Ship” strategy that has allowed the Company to reduce inventory. The Company believes that it can support a greater volume and variety of customer orders with a smaller investment in inventory utilizing this strategy. For more information, please see the section entitled “To Our Shareholders” contained in Virco’s Annual Report to Shareholder for the year ended January 31, 2002.

Selling, general and administrative and other expense increased by approximately $1,397,000 and $1,409,000 for the quarter and the nine months ended October 31, 2002, respectively. The increase was attributable to increased freight and installation costs (as a percentage of sales) and to the Company’s decision to adjust assumptions for both the discount rate and investment return rate relating to the Company’s pension benefit program. Shipping and installation costs increased as a percentage of sales due to a larger percentage of business to customers requiring installation and delivery and due to increasing freight rates. Pension expense compared to the same periods last year increased by $495,000 and $1,485,000 for the quarter and the nine months ended October 31, 2002, respectively.

Interest expense decreased by $408,000 and $1,270,000 due to a reduced level of borrowings and lower interest rates for the quarter and nine months ended October 31, 2002, compared to the same period last year. The decrease in borrowings was primarily attributable to reduced spending on inventory and capital expenditures. At October 31, 2002, the Company had one interest rate swap agreement with Wells Fargo Bank, which has the effect of establishing a fixed rate of interest for $20,000,000 of loans for both 2001 and 2002. The swap expires in March 2003, which could allow the Company to reduce interest expense in 2003 if the present low levels of interest rates continues. The balance of borrowing is based upon LIBOR, and will fluctuate with the market rate of interest.

Financial Condition:

Net cash provided by operating activities for the nine months ended October 31, 2002, was $13,332,000 compared to $21,738,000 in the prior year. The decrease in cash provided by operating activities was primarily due to inventory. In the prior year the Company made a substantial reduction in inventory and maintained those reduced levels in the current year. Due to high seasonal shipments in the third quarter, accounts receivable increased by approximately $8,000,000 compared to the year-ended January 31, 2002. This compares to accounts receivable increasing by nearly $11,000,000 during the same period in the prior year. The reduction in receivables is primarily attributable to improved delivery performance during the current year.

Capital spending for the nine months ended October 31, 2002, was $2,700,000 compared to $3,434,000 for the same period last year. The Company has established a goal of limiting capital spending to approximately $5,000,000 to $7,000,000 for fiscal year 2002, which is approximately one-half of anticipated depreciation expense. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow. Beginning October 1, 2002, the credit facility with Wells Fargo Bank was reduced to $40,000,000 from $70,000,000. At October 31, 2002, the Company had approximately $12,000,000 available under its credit facility with Wells Fargo Bank.

The Company is pursuing the sale of two other facilities no longer necessary for operations: the original factory in Los Angeles, California, which is currently held as a rental property, and the former woodshop in Conway, Arkansas, which is currently used as a warehouse. The combined appraised value of these properties is approximately $9,000,000. The Company intends to use the proceeds from these sales will be used to pay down long-term debt.

In April 1998, the Board of Directors approved a stock buyback program. In December 2002, the Board of Directors increased the authorized amount to $22,000,000. As of October 31, 2002, the Company has repurchased approximately 1,135,000 shares at a cost of approximately $15,743,000 since the inception of this program in April 1998. Subsequent to the quarter ended October 31, 2002, the Company repurchased approximately 215,000 shares at a cost of approximately $2,075,000. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued, and operating cashflows and borrowing capacity under the Wells Fargo line allow.

On August 20, 2002, the Company’s Board of Directors authorized a 10% stock dividend payable on September 27, 2002 to stockholders of record as of September 6, 2002. In the same meeting, the Board also authorized a $0.02 per share cash dividend payable on October 31, 2002 to stockholders of record as of October 11, 2002.

For the three months and nine months ended October 31, 2002, the Company paid $267,000 and $754,000 in cash dividends, respectively.

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase Furniture Focus, Inc., an Ohio reseller that offers complete package solutions for the Furniture, Fixtures and Equipment (FF&E) segments of bond-funded public school construction projects, primarily in the upper Midwest. The Company paid $2,400,000 in cash for certain assets of the corporation and recorded $2,200,000 of intangibles in May 2002. In addition, the Company purchased approximately $2,150,000 of accounts receivable related to this acquisition. The results of the Furniture Focus acquisition are not expected to materially impact the current year results. Furniture Focus revenues for the third quarter and for the nine months ended October 31, 2002, were $5,579,000 and $6,983,000, respectively.

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

Deferred Tax Assets and Liabilities: The Company has not provided an allowance against the deferred tax assets recorded in the financial statements. The Company had a net deferred tax liability of $590,000 at October 31, 2002. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

Forward-Looking Statements

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” ‘expects,” “will continue,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel; availability and cost of labor, demand for the Company’s products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002.

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

As of October 31, 2002, the Company has borrowed $28,000,000 under its Wells Fargo credit facility, of which $20,000,000 is subject to the interest rate swap agreement as described above and the remaining amount contains variable interest rates. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $96,000 and $206,000 for the quarter and nine months ended October 31, 2002. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by the same amount.

Item 4. Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company's management, including the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s Exchange Act reports. There have been no significant changes in our company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that our company carried out its evaluation.

PART II

VIRCO MFG. CORPORATION

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 11 — Statement re: Computation of Earnings Per Share

Exhibit 99.1 — Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date: December 13, 2002	By:	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance

Date: December 13, 2002	By:	/s/ Bassey Yau

Bassey Yau Corporate Controller

Each of the undersigned, in their capacity as the Chief Executive Officer and Chief Financial Officer of Virco Mfg. Corporation, as the case may be, provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

Certification of Chief Executive Officer

I, Robert A. Virtue, certify that:

•	I have reviewed this quarterly report on Form 10-Q of Virco Mfg. Corporation;

•	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

•	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 13, 2002	/s/ Robert A. Virtue
Robert A. Virtue President

Certification of Chief Financial Officer

I, Robert E. Dose, certify that:

•	I have reviewed this quarterly report on Form 10-Q of Virco Mfg. Corporation;

•	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

•	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 13, 2002	/s/ Robert E. Dose
Robert E. Dose Vice President — Finance