Form 10-K
period 2003-01-31
VIRCO MFG CORPORATION
filed 2003-04-30
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-8777

VIRCO MFG. CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2027 Harpers Way, Torrance, California	90501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 533-0474

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	American Stock Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on July 31, 2002, based on the closing price at which such stock was sold on the American Stock Exchange on that date, was approximately $154,000,000.

Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding at April 11, 2003, was 13,103,481 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive proxy statement for registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report as set forth herein. Portions of registrant’s Annual Report to Stockholders for the year ended January 31, 2003, are incorporated by reference into Part I and Part II of this Form 10-K Report as set forth herein.

TABLE OF CONTENTS

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Disclosure Controls and Procedures
PART IV
Item 15. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K
SIGNATURES
EXHIBITS TO FORM 10-K ANNUAL REPORT
EXHIBIT 10.7
EXHIBIT 13.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 24.1
EXHIBIT 99.1

PART I

     This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; our ability to continue to control costs and inventory levels; the potential impact of our “Assemble-To-Ship” program on earnings; market demand; our ability to position ourselves in the market; references to current and future investments in and utilization of our infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support our working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.

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

Item 1. Business

Introduction

     Designing, producing and distributing high-value furniture for a diverse family of customers is a 53-year tradition at Virco Mfg. Corporation. Over the years, Virco has become the largest manufacturer of moveable educational furniture for the kindergarten to 12th grade (K-12) market in the United States. The Company has also become a leading supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.

     The markets that Virco has served over the years include the education market (the Company’s primary market), which includes public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets.

     Although Virco started as a local supplier of chairs and desks for Los Angeles-area schools, folding chairs and folding tables were soon added to the Company’s offerings with a resultant expansion of sales to a broadening customer base. Successive product lines were subsequently introduced, including a variety of upholstered stack chairs, banquet tables and mobile storage equipment. Products such as these have helped Virco provide complete furniture solutions for thousands of customers in the hospitality, food service, convention center and public facilities markets.

     Virco serves its customers through a well-trained, nationwide sales and support team. Virco’s educational product line is marketed through what management believes is the largest direct sales force of any education furniture manufacturer. In addition, Virco also established a Corporate Accounts Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts. The Company also has an array of support services, including complete package solutions for the Furniture, Fixture, and Equipment (FF&E) line item on school budgets, computer-assisted layout planning, transportation planning, product delivery, installation, and repair.

     Virco operates one business segment, with one product line that is marketed and distributed through a variety of sales channels. Virco maintains a core marketing group, which reports to the President and is composed of representatives from sales, product development and corporate marketing. This group prepares annual plans for the allocation of resources for product development, marketing and selling expense for various sales channels, for customer service, and for the implementation of the Company’s product stocking plan.

     Virco employs approximately 2,000 people nationwide and has approximately 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities for the production and distribution of furniture in two principal facilities which are located in Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be made in either facility, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both facilities maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.

     Management’s strategy is to position Virco as the overall value supplier of moveable furniture for publicly-funded institutions characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. For one, Virco has developed what management believes to be the largest direct sales force of any education furniture manufacturer. Management believes this provides Virco with a competitive advantage over the Company’s primary competitors, who rely instead upon distributorships, by allowing Virco to cut-out the “middleman” and deal directly with end customers. Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. For more information about the Company’s business model and strategy for the future, please see the section entitled “To Our Stockholders” in Virco’s Annual Report to Stockholders for the year ended January 31, 2003.

     Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In the fiscal year covered by this report, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

     Virco was incorporated in California in February 1950, and reorganized as a Delaware corporation in April 1984.

Principal Products

     Virco offers the broadest line of furniture for the K-12 market of any company in the United States. Virco also provides a variety of products for the pre-school markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.

     Virco’s principal products include:

SEATING — Among the Company’s newest chair offerings are the Ph.D.™, I.Q.®, Lunada® and Virtuoso® lines. Traditional favorites include best-selling Classic Series™ stack chairs and a variety of Martest 21® hard plastic seating. In addition, Virco provides a wide selection of upholstered stack chairs, plastic stack chairs, Egg® Series ergonomic office chairs, steel dining chairs and folding chairs.

TABLES — Virco tables range from the innovative Plateau® table system to lightweight Core-a-Gator® folding tables. The Future Access® Series delivers functional computer-support solutions, while Lunada bases by Peter Glass may be used in a wide variety of environments. The Company offers a full spectrum of traditional folding and banquet tables, activity tables, mobile tables, cafe tops and bases, and office tables.

COMPUTER FURNITURE — Virco’s full range of computer furniture includes the Mojave® desking system, as well as versatile Future Access and 8700 Series computer tables. In addition, the Company’s new Plateau Office Solutions collection offers a variety of technology-support furniture alternatives, as does the recently released Plateau Library/Technology Solutions product line.

DESKS/CHAIR DESKS — Virco’s extensive offerings include a complete spectrum of student desks, chair desks, combo units, tablet arms and teachers’ desks. Selected models are available with durable, colorfast Martest 21 hard plastic seats, backs and work surfaces.

MOBILE FURNITURE — Virco offers a complete line of sturdy mobile cabinets for storage needs. In addition, the Company offers mobile tables for situations where quick set-up and tear-down are desirable, such as in banquet facility and lunchroom settings.

STORAGE EQUIPMENT — Virco offers a complete line of chair and table trucks, as well as large-scale storage units for arenas, convention centers and similar venues.

     Please note that this report includes trademarks of Virco, including, but not limited to, the following: Ph.D.™, I.Q.®, Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, and Mojave®. Other names and brands included in this report may be claimed by Virco as well or by third parties.

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

Marketing and Distribution

     Virco serves its customers through a well-trained, nationwide sales and support team. The Company’s sales professionals were divided into two main groups in fiscal 2000, “Education” and “Commercial”, and were organized by market within those groups. In November 2001, management combined what had previously been the Commercial and Education sales groups into one field sales team. Instead of having two representatives pursuing separate customers within the same geographical territory, Virco now has only one. It was increasingly clear to management that the needs of commercial and educational customers were evolving towards greater similarity, and that combining the Company’s sales efforts would allow individual representatives to plow more deeply in a smaller field. In addition, Virco also established a Corporate Accounts Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.

     Virco’s educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company’s approach to servicing its customer base is very flexible, and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who can include purchasing agents or individual school principals where site based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full service dealer partners. The Company’s direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

     On May 1, 2002, Virco acquired certain assets of Furniture Focus™, an Ohio based reseller of furniture that offers complete package solutions for the Furniture, Fixture, and Equipment (FF&E) segment of bond funded public school construction projects. The Furniture Focus sales force and back office operations were integrated into Virco at the acquisition date. Because the acquisition date was very close to the peak summer season, the marketing of package solutions or “PlanScape™”, was limited to the five state region that Furniture Focus had operated in. Beginning in 2003, Virco plans to market package solutions nationwide.

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

Working Capital Requirements During the “Peak” Summer Season

     As discussed above, the market for educational furniture is marked by extreme seasonality, with the vast majority of sales occurring from June to September each year, which is the Company’s peak season. Hence, Virco builds and carries significant amounts of inventory during this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on third party bank financing to meet cash flow requirements during the build-up period immediately preceding the high season.

     In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company currently relies on a revolving line of credit from Wells Fargo Bank, N.A., that approximately ranges from $40,000,000 to $70,000,000, to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season. For more information on this financing arrangement, please see the section entitled “Liquidity” in the Management’s Discussion and Analysis section contained in Virco’s Annual Report to Shareholders for the fiscal year ended January 31, 2003.

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

     As part of Virco’s efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining an operating model called Assemble-to-Ship (ATS). ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying costly assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible workforce. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as the seasonal demands evolve. During the 2002 year, the Company added a sabbatical program to reduce spending in the fourth quarter when sales and required production are at the lowest levels. These programs have helped Virco avoid layoffs and reduce the need for inefficient temporary production workers.

Developments During 2002

     For a discussion of the general developments of Virco’s business during the period covered by this report, please see the section entitled “To Our Stockholders” in the Company’s Annual Report to Stockholders for the year ended January 31, 2003.

Other Matters

          Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, competitors include Artco-Bell, American Desk, Royal, Bretford, Smith Systems, Columbia, Scholarcraft and School Specialty. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.

The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that may include, but are not expected to emphasize, direct price competition. Instead, management expects to emphasize the value of Virco’s products, the value of Virco’s distribution and delivery capabilities, the value of Virco’s customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as disclosed above, Virco has decreased distribution costs by avoiding resellers, and management believes that the Company’s large direct sales force and the Company’s sizeable manufacturing and warehousing capabilities facilitate these efforts.

          Backlog

Sales order backlog at January 31, 2003, totaled $13.0 million and approximates five weeks of sales, compared to $26.0 million at January 31, 2002, and $20.0 million at January 31, 2001.

          Patents and Trademarks

In November 2002, the United States Patent and Trademark Office (the “USPTO”) issued to Virco a patent entitled “Office Furniture System” for the Mojave® product line. This patent covers the method of connecting the pieces within the system and it covers the method of stacking pieces to create multiple configurations. In addition, in 2002, the USPTO issued Virco three design patents covering its new Ph.D.® chair.

Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco’s intellectual property as well. These patents expire over a period of time ranging from 4 to 17 years. Virco maintains an active program to protect its investment in technology and all of its patents by monitoring and enforcing its intellectual property rights. While Virco’s patents are an important element of its success, Virco’s business as a whole is not believed to be materially dependent on any one patent.

In order to distinguish genuine Virco products from competitors’ products, Virco has obtained certain trademarks and tradenames for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco’s tradenames play an important role in its success, Virco’s business as a whole is not believed to be materially dependent on any one trademark, except perhaps the trademark “Virco,” which the company has protected and enhanced as an emblem of quality educational furniture for over fifty years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

          Employees

Virco and its subsidiaries employ approximately 2,000 full-time employees at various locations. Of this number, approximately 1,640 are involved in manufacturing and distribution, 240 in sales and marketing and approximately 120 in administration. During the period covered by this report, the Company’s headcount was reduced by approximately 100 from the prior year, due primarily to attrition.

          Environmental Compliance

Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Although Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2002 as a WasteWise Partner of the Year and 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency, it is possible that the Company’s operations may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.

          Financial Information About Geographic Areas

During the period covered by this report, Virco derived approximately 3.0 % of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers principal place of business. The Company does not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

     As of April 11, 2003, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2003	Since
R. A. Virtue(1)	President, Chairman of the Board and Chief Executive Officer	70	1990
R. E. Dose(2)	Vice President — Finance, Secretary & Treasurer	46	1995
G. D. Parish(3)	Vice President — General Manager, Conway Division	65	1999
W. D. Roberts(4)	Vice President — Chief Information Officer	26	2001
D. R. Smith(5)	Vice President — Corporate Marketing	54	1995
L. L. Swafford(6)	Vice President — Legal Affairs	38	1998
D. A. Virtue(7)	Corporate Executive Vice President	44	1992
L. O. Wonder(8)	Vice President — Sales	51	1995

(1)	Appointed Chairman in 1990; has been employed by the Company for 47 years. Has served as the President since 1982.

(2)	Appointed in 1995; has been employed by the Company for 13 years and has served as the Corporate Controller, and currently as Vice President - Finance, Secretary and Treasurer.

(3)	Appointed in 1999; has been employed by the Company for 44 years and has served in a variety of manufacturing, warehousing and sales and marketing positions and currently as Vice President and General Manager of the Conway Division.

(4)	Appointed in 2001; has been employed by the Company for 6 years in a variety of analytic and technology positions, currently as Vice President and Chief Information Officer.

(5)	Appointed in 1995; has been employed by the Company for 18 years in a variety of sales and marketing positions, currently as Corporate Vice President of Marketing.

(6)	Appointed in 1998; has been employed by the Company for 8 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(7)	Appointed in 1992; has been employed by the Company for 18 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of Torrance Division, and currently as Corporate Executive Vice President.

(8)	Appointed in 1995; has been employed by the Company for 25 years in a variety of sales and marketing positions, currently as Corporate Vice President of Sales.

*	Company officers do not have employment contracts.

     The information required by this Item regarding Directors is incorporated by reference to Virco’s Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and is incorporated herein by this reference.

Available Information

     Virco files annual, quarterly and special reports, proxy statements and other information with the SEC. Stockholders may read and copy this information at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.

The SEC also maintains an internet world wide web site that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is http://www.sec.gov.

     In addition, Virco makes available to its stockholders, free of charge through its internet world wide web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is http://www.virco.com.

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

Conway, Arkansas

     The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office facilities. This facility is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers, which has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship (ATS) inventory stocking program. Management believes that this facility supports Virco’s ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled.

     In addition to the complex described above, the Company operates three facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 45 years. The Company manufactures fabricated steel and injection molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression molded components. This building is leased under a 10 year lease expiring in March 2008. The third is a 150,000 sq. ft. finished goods warehouse, which is being marketed for sale.

     Capital spending at this location was approximately $2,010,000 in 2002, $3,979,000 in 2001, $15,974,000 in 2000, $29,200,000 in 1999 and $20,600,000 in 1998. For a discussion of how the Company’s Conway, Arkansas, expansion project impacted Virco’s results of operations, please refer to the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report to Stockholders.

Los Angeles, California

     Virco owns a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility is currently leased to a third party through January 31, 2005. The lease has an option to extend through June 2006. The Company has marketed this building for sale and is currently in discussions with potential buyers.

Newport, Tennessee

     Virco owns a 55,000 sq. ft. manufacturing facility located on 3.5 acres of land in Newport, Tennessee, which was previously used to manufacture melamine plastic seats, backs and table tops for classroom furniture. This factory was leased under a 10-year lease that was terminated subsequent to year end, at which time the Company donated the property to the Newport Cocke County Economic Development Commission. The book value of this property was written down to zero during the past fiscal year.

Item 3. Legal Proceedings

     Virco has various legal actions pending against it arising in the ordinary course of business, which in the opinion of the Company, are not material in that management either expects to be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     Incorporated herein by reference is the information appearing under the caption “Supplemental Stockholders’ Information” which appears in Virco’s Annual Report to Stockholders for the year ended January 31, 2003. As of April 16, 2003, there were approximately 350 Registered Stockholders according to transfer agent records. There were approximately 1,500 Beneficial Stockholders.

Dividend Policy

     It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. In each of the fiscal years ending January 31, 2003, and January 31, 2002, Virco declared a $0.02 per quarter cash dividend and an annual 10% stock dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans-excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	482,000	$10.82	373,000
Equity compensation plans not approved by security holders	None	None	None

Total	482,000	$10.82	373,000

Item 6. Selected Financial Data

     Incorporated herein by reference is the Selected Financial Data Information appearing in Virco’s Annual Report to Stockholders for the year ended January 31, 2003. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information is incorporated herein by reference to the “Management’s Discussion and Analysis and Results of Operations” section included in Virco’s Annual Report to Stockholders for the year ended January 31, 2003.

Item 7a . Quantitative and Qualitative Disclosures about Market Risk

     This information is incorporated herein by reference to the “Inflation and Future Change in Prices” section of “Management’s Discussion and Analysis and Results of Operations” included in Virco’s Annual Report to Stockholders for the year ended January 31, 2003.

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

     As of January 31, 2003, Virco had borrowed $26,655,000 under the Wells Fargo credit facilities, of which $20,000,000 is subject to the interest rate swap agreement as described above, and the remaining balance contains variable interest rates. Accordingly, a 100 basis point upward fluctuation in the interest rate would have caused the Company to incur additional interest charges of approximately $331,000 for the fiscal year ended January 31, 2003. Virco would have benefited from a similar interest savings if the base rate were to fluctuate downward by the same amount.

Item 8 . Financial Statements and Supplementary Data

     The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 2003, are incorporated herein by reference.

     Unaudited quarterly results in Note 12 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 2003, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and in Part I of this report under the heading “Executive Officers of the Registrant.”

Item 11 . Executive Compensation

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year.

Item 14. Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that Virco’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART IV

Item 15. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K

a) 1.	The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2003, are incorporated by reference in Item 8.
Report of Management.
Report of Independent Auditors.
Consolidated balance sheets — January 31, 2003 and 2002.
Consolidated statements of income — Years ended January 31, 2003, 2002, and 2001.
Consolidated statements of stockholders’ equity — Years ended January 31, 2003, 2002, and 2001.
Consolidated statements of cash flows — Years ended January 31, 2003, 2002, and 2001.
Notes to consolidated financial statements — January 31, 2003.

2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
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

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, and State of California, on the 25th of April, 2003.

VIRCO MFG. CORPORATION

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

Signature	Title	Date
/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director	April 25, 2003

/s/ Douglas A. Virtue Douglas A. Virtue	Director	April 25, 2003

/s/ Donald S. Friesz Donald S. Friesz	Director	April 25, 2003

/s/ Evan M. Gruber Evan M. Gruber	Director	April 25, 2003

/s/ Robert K. Montgomery Robert K. Montgomery	Director	April 25, 2003

/s/ Glen D. Parish Glen D. Parish	Director	April 25, 2003

/s/ Donald A. Patrick Donald A. Patrick	Director	April 25, 2003

/s/ James R. Wilburn James R. Wilburn	Director	April 25, 2003

VIRCO MFG. CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the Year Ended January 31, 2003

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (Commission File No. 001-08777), filed with the Commission on May 1, 2002).

10.7	Revolving Line of Credit Note dated February 1, 2003 between the Company and Wells Fargo Bank, N.A., a national banking association.

13.1	Annual Report to Stockholders for the Year Ended January 31, 2003.

21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (see signature page).

99.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Certification of Chief Executive Officer

     I, Robert A. Virtue, certify that:

1.	I have reviewed this annual report on Form 10-K of Virco Mfg. Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Robert A. Virtue

Robert A. Virtue President

Certification of Chief Financial Officer

     I, Robert E. Dose, certify that:

1.	I have reviewed this annual report on Form 10-K of Virco Mfg. Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Robert E. Dose

Robert E. Dose Vice President - Finance