Form 10-Q
period 2003-05-30
VIRCO MFG CORPORATION
filed 2003-06-13
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended	April 30, 2003	Commission File Number	1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 533-0474

No change Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of June 07, 2003.

Common Stock	13,106,119 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — April 30, 2003, and January 31, 2003
Condensed consolidated statements of operations — Three months ended April 30, 2003 and 2002
Condensed consolidated statements of cash flows — Three months ended April 30, 2003 and 2002
Notes to condensed consolidated financial statements — April 30, 2003
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Exhibit 99.1
Exhibit 99.2
Signatures

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

ASSETS	4/30/2003	1/31/2003

	Unaudited (Note 1)
Current assets
Cash	$1,058	$1,639
Accounts and notes receivable	13,277	17,601
Less allowance for doubtful accounts	312	200

Net accounts and notes receivable	12,965	17,401
Income tax receivable	666	—
Inventories (Note 2)
Finished goods	24,549	16,510
Work in process	27,600	18,233
Raw materials and supplies	9,211	8,296

Total inventories	61,360	43,039
Deferred income taxes	2,416	2,494
Prepaid expenses and deferred income tax	513	1,495

Total current assets	78,978	66,068
Property, plant & equipment
Cost	156,809	156,863
Less accumulated depreciation	86,379	83,827

Net property, plant & equipment	70,430	73,036
Other assets	15,692	15,692

Total assets	$165,100	$154,796

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	4/30/2003	1/31/2003

	Unaudited (Note 1)
Current liabilities
Checks released but not yet cleared bank	$2,311	$2,506
Accounts payable	11,761	8,395
Income tax payable	—	3,538
Accrued compensation and employee benefits	7,291	7,109
Current maturities on long-term debt	1,087	1,087
Other current liabilities	4,743	4,685

Total current liabilities	27,193	27,320
Non-current liabilities
Long term debt (less current portion)	40,808	27,905
Other non-current liabilities	18,635	16,699

Total non-current liabilities	59,443	44,604
Deferred income taxes	98	98
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,574,588 and 14,527,074 issued at 4/30/2003 and 1/31/2003	146	145
Additional paid-in capital	126,672	126,284
Retained deficit	(23,202)	(18,927)
Less treasury stock at cost (1,468,469 shares at 4/30/2003 and 1,416,472 shares at 1/31/2003)	(19,274)	(18,634)
Less accumulated comprehensive loss	(5,976)	(6,094)

Total stockholders’ equity	78,366	82,774

Total liabilities and stockholders’ equity	$165,100	$154,796

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	3 Months Ended

	4/30/2003	4/30/2002

Net sales	$31,180	$41,168
Cost of goods sold	20,769	26,869

Gross profit	10,411	14,299
Operating expense
Selling, general and administrative expense	16,596	17,078
Interest expense	394	725

	16,990	17,803
Loss before income taxes	(6,579)	(3,504)
Income tax benefit	(2,566)	(1,367)

Net loss	$(4,013)	$(2,137)

Amounts per common share – basic (a)
Net loss	$(0.31)	$(0.16)

Dividend per common share (a)
Cash	$0.02	$0.02

(a)	Adjusted for 10% stock dividend declared August 20, 2002

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

(Dollar amounts in thousands)

	3 Months Ended

	4/30/2003	4/30/2002

Operating activities
Net loss	$(4,013)	$(2,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,048	3,455
Provision for doubtful accounts	61	129
Loss/(gain) on sale of fixed assets	16	(2)
Changes in assets and liabilities:
Accounts and notes receivable	4,375	111
Inventories	(18,321)	(16,265)
Prepaid expenses and other current assets	982	853
Income taxes receivable/payable	(4,204)	(1,373)
Accounts payable and accrued expenses	4,647	4,198

Net cash used in operating activities	(13,409)	(11,031)
Investing activities
Capital expenditures	(484)	(855)
Proceeds from sale of fixed assets	26	2

Net cash used in investing activities	(458)	(853)
Financing activities
Issuance of long-term debt	14,154	12,550
Repayment of long-term debt	(355)	(202)
Purchase of treasury stock	(308)	(914)
Payment of cash dividend	(262)	(244)
Issuance of common stock	57	27

Net cash provided by financing activities	13,286	11,217
Net change in cash	(581)	(667)
Cash at beginning of quarter	1,639	1,704

Cash at end of quarter	$1,058	$1,037

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2003

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month ended April 30, 2003, are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

Note 2.	Inventories

Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 2003. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Income Taxes

Income taxes for the three month period ended April 30, 2003, were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Note 4.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 5.	Net Loss Per Share

For the quarter ended April 30, 2003 and 2002, net loss per share was calculated based on basic shares outstanding at April 30, 2003 and 2002, due to the anti-dilutive effect on the inclusion of common stock equivalent shares. For the three months ended April 30, 2002, weighted average shares outstanding was adjusted for 10% stock dividend declared August 20, 2002, and payable on September 27, 2002, to stockholders of record September 6, 2002. The following table sets forth the computation of basic loss per share:

	Three Months Ended

	April 30

	2003	2002

Net loss	$(4,013,000)	$(2,137,000)

Average shares outstanding	13,110,000	13,392,000
Net effect of dilutive stock options – based on the treasury stock method using average market price	27,000	126,000

Totals	13,137,000	13,518,000

Net loss per share — basic	$(0.31)	$(0.16)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three-month periods ended April 30, 2002 and April 30, 2003 are as follows:

	Three Months Ended

	April 30

	2003	2002

Net loss, as reported	$(4,013,000)	$(2,137,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	10,000	9,000

Pro forma net loss	$(4,023,000)	$(2,146,000)

Basic and diluted earnings per share, as reported:	$(0.31)	$(0.16)

Basic and diluted earnings per share, pro forma:	$(0.31)	$(0.16)

Note 6.	Comprehensive Loss

Comprehensive loss for the quarter ended April 30, 2003 was $3,895,000 compared to comprehensive loss of $2,017,000 for the quarter ended April 30, 2002. The difference between losses reported on the income statement and comprehensive loss is primarily attributable to adjustments to account for a derivative financial investment.

Accumulated comprehensive loss at the quarter ended April 30, 2003 is primarily composed of minimum pension liability adjustments.

Note 7.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires such obligations and costs to be recognized at fair value in the period in which they are incurred. The Company adopted SFAS No. 143 as of February 1, 2003, and the adoption did not have an impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires most gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. SFAS No. 145 also amends SFAS No. 13 to require certain lease modifications to be treated as sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while other provisions are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption did not have an impact on the Company’s financial statements.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the first quarter of 2003, the Company incurred a net loss of $4,013,000 on sales of $31,180,000 compared to a net loss of $2,137,000 on sales of $41,168,000 in the same period last year.

Sales for the first quarter decreased $9,988,000 compared to the same period last year. Backlog at quarter end decreased by 13% compared to the prior year. The decrease in shipments is attributable to several events. The primary reason for the decline in shipments and orders is attributable to a severe decline in the market for publicly funded agencies, particularly schools. The funding difficulties faced at the state level is contributing to reduced orders, and we believe deferred orders as schools are holding orders until budget and spending levels are established. In addition, the market for commercial furniture, which has suffered severe decline in 2001 and 2002, continues to be very weak. Severe weather in February 2003, combined with economic uncertainty surrounding the war in Iraq contributed to the decline in orders and shipments. Through May, shipments and incoming orders are lagging by 23% and 17%, respectively.

Gross profit for the first quarter, as a percentage of sales, decreased 2% compared to the same period last year. The reduction in gross margin is primarily attributed to increased cost of raw materials. The Company has been unable to pass these increased material costs to the customer in the current economic climate. In addition to increased material costs, manufacturing variances, as a percent of sales increased modestly as the Company has reduced manufacturing activity in its factories.

Selling, general and administrative expense for the quarter ended April 30, 2003, declined modestly compared to the same period last year. The decreased expense is due to reductions in staffing, reduced sales incentives and overall spending.

Interest expense decreased by approximately $331,000 compared to the same period last year. The reduction is primarily due to lower interest rates.

In response to reduced order levels, the Company has reduced manufacturing levels, and plans to further reduce manufacturing levels during the second and third quarter. The Company is evaluating a variety of reductions in operating spending in response to reduced manufacturing and shipping activity.

Financial Condition:

As a result of lower deliveries in the first quarter compared to the fourth quarter last year, accounts and notes receivable were $4,400,000 less than January 31, 2003. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of seasonally high summer shipments. For the current quarter, the Company increased inventory by nearly $18,321,000 compared to year-end. In the prior year first quarter, the Company increased inventory by approximately $16,265,000. This increase in inventory was financed through the credit facility with Wells Fargo Bank.

The Company has established a goal of limiting capital spending to approximately $5,000,000 to $7,000,000 for 2003, which is approximately one-half of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2003, was $484,000 compared to $855,000 for the same period last year. Capital expenditures are being financed through credit facilities established with Wells Fargo Bank and operating cash flow.

Net cash used in operating activities for the first quarter ended April 30, 2003, was $13,409,000 compared to $11,031,000 for the same period last year. The increase in cash used in operating activities was partially due to an increase in inventory and larger operating loss, offset by a reduction in receivables.

In April 1998, the Board of Directors approved a stock buyback program. In December 2001, the Board of Directors increased the authorized amount to $20,000,000. As of April 30, 2003, the Company has repurchased approximately 1,435,000 shares at a cost of approximately $18,656,000 since the inception of this program in April 1998. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow. As of April 30, 2003, the Company violated one of the covenants under the line of credit with Wells Fargo bank. Wells Fargo provided a waiver of the covenant, but has required the Company to limit stock buyback activity to $250,000 for the period between June 4, 2003 and December 1, 2003.

On February 11, 2003, the Company’s Board of Directors authorized a $0.02 per share cash dividend, payable on April 30, 2003, to stockholders on record as of March 31, 2002. For the quarter ended April 30, 2003, the Company paid $262,000 in cash dividends.

In April 2002, the Company entered into an agreement with Dew-El Corporation to purchase certain assets of Furniture FocusTM, Inc., an Ohio reseller that offers complete package solutions for the furniture, fixtures and equipment segments of bond-funded public school construction projects, primarily in the upper Midwest. In May 2002, the Company paid $2,400,000 in cash for certain assets of the corporation and recorded goodwill of $2,200,000. The goodwill is not expected to be deductible for income tax. In addition, the Company purchased approximately $2,150,000 of accounts receivable. The financial statements for the fiscal 2002 included nine months of Furniture Focus operations. The additional revenue and operating results as a result of this acquisition did not have a significant effect on the Company’s financial position, operations or cash flows.

The Company believes that cashflows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs.

Critical Accounting Policies and Estimates:

The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2003.

Forward-Looking Statements:

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel; availability and cost of labor, demand for the Company’s products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount is $30,000,000 for the period February 22, 2000 through February 28, 2001. The notional swap amount then decreases to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement is in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.50% to 2.50%. The swap agreement was not renewed at expiration.

As of April 30, 2003, the Company has borrowed $40,808,000 under its Wells Fargo credit facility. The revolving credit facility with Wells Fargo Bank is a two-year non-amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate, plus a fluctuating margin of 0.25% — 0.50. The line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus a fluctuating margin of 1.50% to 2.50%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $79,000 for the fiscal quarter ended April 30, 2003. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company’s management, including the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s Exchange Act reports. There have been no significant changes in our company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date that our company carried out its evaluation.

PART II

VIRCO MFG. CORPORATION

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1- Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Statement re: Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Signatures

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date:	June 13, 2003	By:	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance

Date:	June 13, 2003	By:	/s/ Bassey Yau

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

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003	By:	/s/ Robert A. Virtue

Robert A. Virtue President

Certification of Chief Financial Officer

I, Robert E. Dose, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Virco Mfg. Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance