Form 10-Q
period 2003-07-31
VIRCO MFG CORPORATION
filed 2003-09-15
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended July 31, 2003 Commission File Number 1-8777

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

     Indicate by check mark whether the registrant is on accelerated files (as defined in Rule 12b-2 of the Exchange Act).      Yes     X     No

     The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2003.

Common Stock	13,095,804 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets — July 31, 2003, and January 31, 2003
Condensed consolidated statements of operations — Three months ended July 31, 2003 and 2002
Condensed consolidated statements of operations — Six months ended July 31, 2003 and 2002
Condensed consolidated statements of cash flows — Six months ended July 31, 2003 and 2002
Notes to condensed consolidated financial statements — July 31, 2003
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Signatures

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

ASSETS	7/31/2003	1/31/2003

	Unaudited (Note 1)
Current assets
Cash	$2,270	$1,639
Accounts and notes receivable	35,743	17,601
Less allowance for doubtful accounts	358	200

Net accounts and notes receivable	35,385	17,401
Income tax receivable	919	—
Inventories (Note 2)
Finished goods	24,236	16,510
Work in process	17,084	18,233
Raw materials and supplies	10,079	8,296

Total inventories	51,399	43,039
Deferred income taxes	2,416	2,494
Prepaid expenses and deferred income tax	565	1,495

Total current assets	92,954	66,068
Property, plant & equipment
Cost	156,828	156,863
Less accumulated depreciation	89,094	83,827

Net property, plant & equipment	67,734	73,036
Other assets	15,692	15,692

Total assets	$176,380	$154,796

See notes to condensed consolidated financial statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	7/31/2003	1/31/2003

	Unaudited (Note 1)
Current liabilities
Checks released but not yet cleared bank	$3,743	$2,506
Accounts payable	9,942	8,395
Income tax payable	—	3,538
Accrued compensation and employee benefits	9,376	7,109
Current maturities on long-term debt	58,363	1,087
Other current liabilities	5,478	4,685

Total current liabilities	86,902	27,320
Non-current liabilities
Long term debt (less current portion)	—	27,905
Other non-current liabilities	19,611	16,699

Total non-current liabilities	19,611	44,604
Deferred income taxes	98	98
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,583,331 and 14,527,074 issued at 7/31/2003 and 1/31/2003	146	145
Additional paid-in capital	126,728	126,284
Retained deficit	(31,750)	(18,927)
Less treasury stock at cost (1,484,332 shares at 7/31/2003 and 1,416,472 shares at 1/31/2003)	(19,379)	(18,634)
Less accumulated comprehensive loss	(5,976)	(6,094)

Total stockholders’ equity	69,769	82,774

Total liabilities and stockholders’ equity	$176,380	$154,796

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Three Months Ended

	7/31/2003	7/31/2002

Net sales	$65,861	$83,164
Cost of goods sold	44,895	52,175

Gross profit	20,966	30,989
Operating expense
Selling, general and administrative expense	21,426	23,136
Separation charges	7,788	—
Interest expense	418	869

	29,632	24,005
(Loss)/income before income taxes	(8,666)	6,984
Income tax (benefit )/expense	(380)	2,724

Net (loss)/income	$(8,286)	$4,260

Amounts per common share (a)
Net (loss)/income	$(0.63)	$0.32

Weighted average shares outstanding (a)	13,095,000	13,487,000
Dividend per common share (a)
Cash	$0.02	$0.02

(a)  For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at July 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Six Months Ended

	7/31/2003	7/31/2002

Net sales	$97,041	$124,332
Cost of goods sold	65,664	79,044

Gross profit	31,377	45,288
Operating expense
Selling, general and administrative expense	38,022	40,214
Separation charges	7,788	—
Interest expense	812	1,594

	46,622	41,808
(Loss)/income before income taxes	(15,245)	3,480
Income tax (benefit)/expense	(2,946)	1,357

Net (loss)/income	$(12,299)	$2,123

Amounts per common share (a)
Net (loss)/income	$(0.93)	$0.16

Weighted average shares outstanding (a)	13,247,000	13,507,000
Dividend per common share (a)
Cash	$0.04	$0.04

(a)  For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at July 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

(Dollar amounts in thousands)

	Six Months Ended

	7/31/2003	7/31/2002

Operating activities
Net (loss)/income	$(12,299)	$2,123
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	6,030	6,847
Provision for doubtful accounts	102	307
Loss on sale of fixed assets	49	—
Changes in assets and liabilities:
Accounts and notes receivable	(18,086)	(26,437)
Inventories	(8,360)	(11,343)
Prepaid expenses and other current assets	930	542
Income taxes receivable/payable	(4,457)	1,438
Accounts payable and accrued expenses	8,332	10,673

Net cash used in operating activities	(27,759)	(15,850)
Investing activities
Capital expenditures	(777)	(1,517)
Acquisition	—	(4,550)
Proceeds from sale of assets	—	2

Net cash used in investing activities	(777)	(6,065)
Financing activities
Issuance of debt	30,622	25,844
Repayment of long-term debt	(631)	(1,094)
Purchase of treasury stock	(419)	(487)
Payment of cash dividend	(525)	(1,247)
Issuance of common stock	120	137

Net cash provided by financing activities	29,167	23,153
Net change in cash	631	1,238
Cash at beginning of period	1,639	1,704

Cash at end of period	$2,270	$2,942

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months ended July 31, 2003, are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

Note 2.	Inventories

Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended July 31, 2003. Management monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

Effective January 31, 2003, the Company entered into a credit facility with Wells Fargo Bank that provides a secured revolving line of credit that ranges from $40,000,000 to $70,000,000. At July 31, 2003, the Company was in violation of certain of its loan covenants. In September 2003 Wells Fargo provided the Company with a waiver of these covenants as of July 31, 2003. However, based on management’s forecasts of operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants at the third quarter ending October 31, 2003. Accordingly, the debt has been classified as a current liability on the July 31, 2003 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility so that the Company will comply with the quarterly debt covenants. No assurance can be given that such negotiations will be successful. If they are not, the Company would be in default with the bank, which could significantly affect its liquidity. If additional sources of financing are not available, the Company plans to continue to implement measures to conserve cash or reduce costs.

Note 4.	Income Taxes

Income taxes for the six-month period ended July 31, 2003, were computed using the effective tax rate estimated to be applicable for the full fiscal year and the determination of a valuation allowance for deferred income tax assets. For the three months ended July 31, 2003, the Company established a $3 million deferred tax valuation allowance. The allowance was recognized based on the weight of available evidence that it is more likely than not that this portion of the Company’s deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its actions to reduce costs (see Note 8), and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the amount classified as a net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company assessment of the adequacy of the reserve and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Note 5.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 6.	Net (Loss)/Income Per Share

For the quarter ended July 31, 2003, net loss per share was calculated based on basic shares outstanding at July 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares. The following table sets forth the computation of basic loss per share:

	Three Months Ended		Six Months Ended

	July 31		July 31

	2003	2002	2003	2002

Net (loss)/income	$(8,286,000)	$4,260,000	$(12,299,000)	$2,123,000

Average shares outstanding	13,095,000	13,335,000	13,247,000	13,377,000
Net effect of dilutive stock options – based on the treasury stock method using average market price.	15,000	152,000	73,000	130,000

Totals	13,110,000	13,487,000	13,320,000	13,507,000

Net loss per share – basic	$(0.63)	$0.32	$(0.93)	$0.16

Net loss per share – diluted	$(0.63)	$0.32	$(0.93)	$0.16

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and six-month periods ended July 31, 2003 and July 31, 2002 are as follows:

	Three Months Ended		Six Months Ended

	July 31		July 31

	2003	2002	2003	2002

Net (loss)/income, as reported	$(8,286,000)	$4,260,000	$(12,299,000)	$2,123,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	10,000	9,000	20,000	18,000

Pro forma net (loss)/income	$(8,296,000)	$4,251,000	$(12,319,000)	$2,105,000

Basic and diluted earnings per share, as reported:	$(0.63)	$0.32	$(0.93)	$0.16

Basic and diluted earnings per share, pro forma:	$(0.63)	$0.32	$(0.93)	$0.16

Note 7.	Comprehensive (Loss)/Income

Comprehensive loss for the quarter ended July 31, 2003 was $8,286,000 compared to comprehensive income of $4,367,000 for the quarter ended July 31, 2002. Comprehensive loss for the six months ended July 31, 2003 was $12,181,000 compared to comprehensive income of $2,344,000 for the six months ended July 31, 2002. The difference between results reported on the statement of operations and comprehensive (loss)/income is primarily attributable to adjustments in the prior year to account for a derivative financial investment that expired in March 2003.

Accumulated comprehensive loss at the quarter ended July 31, 2003 is primarily composed of minimum pension liability adjustments.

Note 8.	Separation Charges

During June 2003, the Company implemented a voluntary separation program for those who accepted a six-month pay package. Costs associated with this voluntary separation program are reported as separation charges in the accompanying statements of operations for the three and six-month periods ended July 31, 2003. Additional pension related charges, estimated to be approximately $3,000,000, are expected to be recorded in the second half of fiscal 2003.

Subsequent to July 31, 2003, the Company involuntarily separated an additional 160 employees. Costs for this separation are expected to total approximately $2,500,000. Additional pension related charges, estimated to be approximately $1,000,000, are expected to be recorded in the second half of fiscal 2003.

Note 9.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the second quarter of 2003, the Company incurred a net loss of $8,286,000 on sales of $65,861,000 compared to a net income of $4,260,000 on sales of $83,164,000 in the same period last year. Net loss per share was $0.63 compared to net income per share of $0.32 in the same period last year. For the six months ended July 31, 2003, the Company incurred a net loss of $12,299,000 on sales of $97,041,000 compared to net income of $2,123,000 on sales of $124,332,000 in the same period last year. Net loss per share was $0.93 compared to net income per share of $0.16 in the same period last year.

Sales for the second quarter decreased by $17,303,000, a 21% decrease compared to the same period last year. For the first six months of 2003 sales decreased by $27,291,000, a 22% decrease compared to the prior year. Backlog at quarter end decreased by 14% compared to the prior year.

The decrease in sales is primarily attributable to budgetary pressures on state and local governments. As more fully discussed in the President’s Letter included with our 2002 annual report (page 21), schools obtain funding for educational furniture from two primary sources. The first source is from bonds that fund development of new schools and significant refurbishment of older schools. The availability of funds from bonds is relatively stable compared to the prior year. The second source of funds is typically provided from a state’s general funds. Many of the state governments are facing severe funding shortages and school officials will curtail expenditures on maintenance, furniture, and supplies in order to avoid laying off teachers and administrators. With approximately 80-85% of school budgets spent on teachers and administrators, the impact on funds available for furniture can be dramatic when school funding is reduced. In addition to the weakness in the education market, the market for commercial furniture, which suffered a severe decline in 2001 and 2002, continues to be very weak.

Gross profit for the second quarter, as a percentage of sales, decreased approximately 5.43% compared to the same period last year. For the first six months, gross profit as a percentage of sales decreased by approximately 4.09% compared to the prior year. The reduction in gross margin is attributable to increased material costs and reduced production hours. In the prior year, the Company benefited from favorable raw material costs, especially steel. During the second half of 2002, the Company incurred higher steel costs, and has had difficulty passing these costs on to our customers. Material costs, as a percentage of sales were 2.1% higher in the first quarter, 1.5% higher in the second quarter, and 1.7% higher for the first six months. In addition to increased material costs, the Company substantially reduced factory production in order to control inventory levels. In the second quarter, production hours decreased by 43% compared to the prior year. This was accomplished using three tactics. First, the Company implemented a hiring freeze. Second, the Company has traditionally hired temporary labor in its factories during the summer months, and did not hire these temporary workers in the current year. Finally, the Company has traditionally hired temporary workers to perform installations at customer locations. In the current year, the Company created installation teams from its factory and warehouse locations. These installation teams performed a significant number of the installations, allowing the Company to reduce production hours, reduce money spent on temporary labor services, and improve customer service at installed jobs.

Selling, general and administrative expense for the quarter ended July 31, 2003 decreased by $1,710,000 compared to the same period last year, but increased as a percentage of sales. Selling, general and administrative expense for the six months ended July 31, 2003 decreased by $2,192,000 compared to the same period last year.

Interest expense for the quarter ended July 31, 2003 decreased by approximately $451,000 compared to the same period last year. Interest expense for the six months ended July 31, 2003 decreased by approximately $782,000 compared to the same period last year. The reduction is primarily due to lower interest rates.

Income taxes for the six-month period ended July 31, 2003, were computed using the effective tax rate estimated to be applicable for the full fiscal year and the determination of a valuation allowance for deferred income tax assets. For the three months ended July 31, 2003, the Company established a $3 million deferred tax valuation allowance. The allowance was recognized based on the weight of available evidence that it is more likely than not that this portion of the Company’s deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its actions to reduce costs (see Note 8), and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the amount classified as a net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company assessment of the adequacy of the reserve and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

During the second quarter, the Company determined that the reduced level of orders received in the first quarter would likely continue for the rest of the year and possibly through 2004 as well. In the second quarter the Company announced a Voluntary Severance Program in addition to other measures that include voluntary part-time work and voluntary sabbaticals. Under the program, employees who voluntarily terminated their employment with the Company were paid six months of severance pay. During the second quarter, nearly 500 employees accepted this offer. Approximately 25% of the workforce severed their employment in June and July. Including employer taxes, the Company paid approximately $7.8 million under this plan in the second quarter. In addition to the severance payments, the Company expects to incur approximately $3 million in pension settlement costs, which is anaticipated to be recorded in the third and fourth quarters.

Subsequent to the quarter end, the Company elected to further reduce expenses and head count through a non-voluntary reduction in force. In September, the Company laid off an additional 160 employees. These employees were given six months of severance pay in addition to a variety of outplacement service benefits to help them locate new employment. The Company will incur approximately $2.5 million of severance costs in the third quarter related to this reduction in force. In addition to severance costs, the Company will incur additional pension settlement costs of approximately $1 million which is anticipated to be recorded in the third and fourth quarters.

As a result of the voluntary and involuntary severance programs, the Company anticipates salaries and wages in 2004 to decrease by approximately $22 million compared to 2002, with 2003 being a transition year. In addition to the reduction in salaries, the Company anticipates it will save the related costs for retirement, health, and welfare benefits.

Financial Condition:

Net cash used in operating activities for the six months ended July 31, 2003, was $27,759,000 compared to $15,850,000 for the same period last year. The increase in cash used in operating activities was primarily due to a large operating loss combined with an increase in income tax receivable.

As a result of seasonally high sales in the second quarter, accounts receivable increased by $18,142,000 compared to the year-ended January 31, 2003. In the prior year, accounts receivable increased by $26,437,000 in the same period. In anticipation of seasonally higher third quarter deliveries, inventory increased by $8,360,000 compared to the year-ended January 31, 2003. In the prior year, inventory increased by $11,343,000 in the same period. This increase in accounts receivable and inventory was financed through the credit facility with Wells Fargo Bank.

The Company has established a goal of limiting capital spending to approximately $5,000,000 to $7,000,000 for 2003, which is approximately one-half of anticipated depreciation expense. Capital spending for the six-month period ended July 31, 2003, was $777,000 compared to $1,517,000 for the same period last year. Capital expenditures are being financed through the credit facility established with Wells Fargo Bank and operating cash flow.

To facilitate the Company’s seasonal working capital requirements, beginning June 1, 2003, the credit facility with Wells Fargo Bank increased from $60,000,000 to $70,000,000. This line of credit decreases to $60,000,000 on September 1, 2003 and to $40,000,000 effective November 1, 2003.

The Company has a traditionally declared a quarterly $0.02 per share cash dividend and an annual 10% stock dividend. At the regularly scheduled August 2003 Board of Directors meeting, the Board suspended the cash and stock dividends until operations return to profitability and cash flows support payment of dividends.

As of July 31, 2003, the Company violated certain debt covenants relating to its revolving line of credit with Wells Fargo Bank. In September 2003 Wells Fargo provided the Company with a waiver of these covenants. However, based on management’s forecast for operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants at the third quarter ending October 31, 2003. Accordingly, the debt has been classified as a current liability on the July 31, 2003 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility so that the Company will comply with the quarterly debt covenants. No assurance can be given that such negotiations will be successful. If they are not, the Company would be in default with the bank, which could significantly affect its liquidity. If additional sources of financing are not available, the Company plans to continue to implement measures to conserve cash or reduce costs.

In April 1998, the Board of Directors approved a stock buyback program. As of July 31, 2003, the Company has repurchased approximately 1,451,000 shares at a cost of approximately $18,767,000 since the inception of this program. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow. Under the current Wells Fargo line, the Company must limit stock buyback activity to $250,000 for the period between June 4, 2003 and December 1, 2003.

In May 2002, the Company purchased certain assets of Furniture FocusTM, Inc., an Ohio reseller that offers complete package solutions for the furniture, fixtures and equipment segments of bond-funded public school construction projects, primarily in the upper Midwest. The Company paid $2,400,000 in cash for certain assets of the corporation and recorded goodwill of $2,200,000. The goodwill is not expected to be deductible for income tax. In addition, the Company purchased approximately $2,150,000 of accounts receivable. The additional revenue and operating results from the inception as a result of this acquisition, did not have a significant effect on the Company’s financial position, operations or cash flows.

The Company believes that upon the successful completion of the refinancing or restructuring of the Wells Fargo line of credit, funds available under the restructured or refinanced line, together with cashflows from operations, will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs.

Critical Accounting Policies and Estimates:

The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2003.

Forward-Looking Statements:

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, risks and uncertainties relating to the Company’s ability to refinance or restructure its credit line with Wells Fargo Bank; material availability and cost of materials, especially steel; the availability and cost of labor; demand for the Company’s products; competitive conditions affecting selling prices and margins; capital costs; and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

On February 22, 2000, the Company entered into an interest rate swap agreement with Wells Fargo Bank. The initial notional swap amount was $30,000,000 for the period February 22, 2000 through February 28, 2001. The notional swap amount then decreased to $20,000,000 until the end of the swap agreement, March 3, 2003. The swap agreement was in consideration for a fixed rate at 7.23% plus a fluctuating margin of 1.50% to 2.50%. The swap agreement was not renewed at expiration.

As of July 31, 2003, the Company had borrowed $57,276,000 under its Wells Fargo credit facility. The revolving credit facility with Wells Fargo Bank is a two-year non-amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate, plus a fluctuating margin of 0.25% - 0.50%. The line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus a fluctuating margin of 1.50% to 2.50%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $126,000 and $362,000 for the fiscal quarter and six months ended July 31, 2003, respectively. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and other members of management concluded that our Company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities Exchange Commission.

(b)	Changes In Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

VIRCO MFG. CORPORATION

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 10, 2003.

Election of three directors whose terms expire in 2006.

	Votes For	Authority Withheld

Robert A. Virtue	11,199,118	64,569
Robert K. Montgomery	10,864,742	733,321
Donald A. Patrick	11,198,181	66,443

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 – Certification of Robert A. Virtue, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 21, 2003, we filed a Current Report on Form 8-K in which we furnished, pursuant to Item 5, our interim report on business conditions and cost reduction initiatives.

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date:	September 15, 2003	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President – Finance