Form 10-Q
period 2003-10-31
VIRCO MFG CORPORATION
filed 2003-12-15
CIK 751365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended      October 31, 2003           Commission File Number     1-8777

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

     The number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2003.

Common Stock                13,095,801 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets — October 31, 2003, and January 31, 2003

Condensed consolidated statements of operations — Three months ended October 31, 2003 and 2002

Condensed consolidated statements of operations — Nine months ended October 31, 2003 and 2002

Condensed consolidated statements of cash flows — Nine months ended October 31, 2003 and 2002

Notes to condensed consolidated financial statements — October 31, 2003

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

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Signatures

PART I

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	10/31/2003	1/31/2003

	Unaudited (Note 1)
ASSETS
Current assets
Cash	$2,284	$1,639
Accounts and notes receivable	25,003	17,601
Less allowance for doubtful accounts	320	200

Net accounts and notes receivable	24,683	17,401
Income tax receivable	853	—
Inventories (Note 2)
Finished goods	10,873	16,510
Work in process	8,615	18,233
Raw materials and supplies	6,916	8,296

Total inventories	26,404	43,039
Deferred income taxes	2,416	2,494
Prepaid expenses and other current assets	589	1,495

Total current assets	57,229	66,068
Property, plant & equipment
Cost	156,978	156,863
Less accumulated depreciation	91,949	83,827

Net property, plant & equipment	65,029	73,036
Other assets	15,692	15,692

Total assets	$137,950	$154,796

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	10/31/2003	1/31/2003

	Unaudited (Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks released but not yet cleared bank	$2,229	$2,506
Accounts payable	5,917	8,395
Income tax payable	—	3,538
Accrued compensation and employee benefits	6,617	7,109
Current maturities on long-term debt	34,012	1,087
Other current liabilities	4,754	4,685

Total current liabilities	53,529	27,320
Non-current liabilities
Long term debt (less current portion)	—	27,905
Other non-current liabilities	22,354	16,797

Total non-current liabilities	22,354	44,702
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,583,331 and 14,527,074 issued at 10/31/2003 and 1/31/2003	145	145
Additional paid-in capital	126,728	126,284
Retained deficit	(39,424)	(18,927)
Less treasury stock at cost (1,487,530 shares at 10/31/2003 and 1,416,472 shares at 1/31/2003)	(19,406)	(18,634)
Less accumulated comprehensive loss	(5,976)	(6,094)

Total stockholders’ equity	62,067	82,774

Total liabilities and stockholders’ equity	$137,950	$154,796

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Three Months Ended

	10/31/2003	10/31/2002

Net sales	$65,802	$85,022
Cost of goods sold	46,937	53,805

Gross profit	18,865	31,217
Operating expense
Selling, general and administrative expense	21,450	25,191
Separation charges	4,589	—
Interest expense	501	708

	26,540	25,899
(Loss)/income before income taxes	(7,675)	5,318
Income tax expense	—	2,074

Net (loss)/income	$(7,675)	$3,244

Amounts per common share (a)
Net (loss)/income	$(0.59)	$0.24

Weighted average shares outstanding (a)	13,099,000	13,457,000
Dividend per common share (a)
Cash	$—	$0.02

(a) For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at October 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	Nine Months Ended

	10/31/2003	10/31/2002

Net sales	$162,843	$209,354
Cost of goods sold	112,601	132,849

Gross profit	50,242	76,505
Operating expense
Selling, general and administrative expense	59,472	65,405
Separation charges	12,377	—
Interest expense	1,313	2,302

	73,162	67,707
(Loss)/income before income taxes	(22,920)	8,798
Income tax (benefit)/expense	(2,946)	3,431

Net (loss)/income	$(19,974)	$5,367

Amounts per common share (a)
Net (loss)/income	$(1.52)	$0.40

Weighted average shares outstanding (a)	13,107,000	13,493,000
Dividend per common share (a)
Cash	$—	$0.02

(a) For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at October 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine Months Ended

(Dollar amounts in thousands)	10/31/2003	10/31/2002

Operating activities
Net (loss)/income	$(19,974)	$5,367
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities:
Depreciation	8,901	10,223
Provision for doubtful accounts	102	319
Loss on sale of fixed assets	49	—
Changes in assets and liabilities:
Accounts and notes receivable	(7,384)	(8,072)
Inventories	16,635	1,878
Prepaid expenses and other current assets	906	361
Income taxes receivable/payable	(4,391)	3,530
Accounts payable and accrued expenses	2,230	(274)

Net cash (used in) provided by operating activities	(2,926)	13,332
Investing activities
Capital expenditures	(943)	(2,700)
Acquisition	—	(4,550)
Proceeds from sale of assets	—	2

Net cash used in investing activities	(943)	(7,248)
Financing activities
Issuance of debt	5,365	5,586
Repayment of long-term debt	—	(2,705)
Purchase of treasury stock	(446)	(754)
Payment of cash dividend	(525)	(2,250)
Issuance of common stock	120	178

Net cash provided by financing activities	4,514	55
Net change in cash	645	6,139
Cash at beginning of period	1,639	1,704

Cash at end of period	$2,284	$7,843

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months ended October 31, 2003, are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The balance sheet at January 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

Note 2.	Inventories

Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At this interim date, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. An estimated provision has been made for the period ended October 31, 2003. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

Effective January 31, 2003, the Company entered into a credit facility with Wells Fargo Bank that provides a secured revolving line of credit that ranges from $40,000,000 to $70,000,000. At October 31, 2003, the Company was in violation of certain of its loan covenants. In December 2003 Wells Fargo provided the Company with a waiver of these covenants as of October 31, 2003. However, based on management’s forecasts for operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants at the fourth quarter ending January 31, 2004. Accordingly, the debt has been classified as a current liability on the October 31, 2003 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility so that the Company will comply with the quarterly debt covenants. No assurance can be given that such negotiations will be successful. If they are not, the Company would be in default with the bank, which could significantly affect its liquidity. If additional sources of financing are not available, the Company plans to continue to implement measures to conserve cash or reduce costs.

Note 4.	Income Taxes

Income taxes for the nine-month period ended October 31, 2003, were computed using the effective tax rate estimated to be applicable for the full fiscal year and the determination of a valuation allowance for deferred income tax assets. For the nine months ended October 31, 2003, the Company established a $6 million deferred tax valuation allowance. The allowance was recognized based on the weight of available evidence that it is more likely than not that this portion of the Company’s deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its actions to reduce costs (see Note 8), and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the amount classified as a net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company’s assessment of the adequacy of the reserve and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

Note 5.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 6.	Net (Loss)/Income Per Share

For the quarter ended October 31, 2003, net loss per share was calculated based on basic shares outstanding at October 31, 2003 due to the anti-dilutive effect on the inclusion of common stock equivalent shares. The following table sets forth the computation of basic loss per share:

	Three Months Ended		Nine Months Ended
	October 31		October 31

	2003	2002	2003	2002

Net (loss)/income	$(7,675,000)	$3,244,000	$(19,974,000)	$5,367,000

Average shares outstanding	13,099,000	13,311,000	13,107,000	13,349,000
Net effect of dilutive stock options — based on the treasury stock method using average market price	35,000	146,000	23,000	144,000

Totals	13,134,000	13,457,000	13,130,000	13,493,000

Net loss per share — basic	$(0.59)	$0.24	$(1.52)	$0.40

Net loss per share — diluted	$(0.59)	$0.24	$(1.52)	$0.40

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s “reported” and “pro forma” information for the three and nine-month periods ended October 31, 2003 and October 31, 2002 are as follows:

	Three Months Ended		Nine Months Ended
	October 31		October 31

	2003	2002	2003	2002

Net (loss)/income, as reported	$(7,675,000)	$3,244,000	$(19,974,000)	$5,367,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	16,000	9,000	43,000	28,000

Pro forma net (loss)/income	$(7,691,000)	$3,235,000	$(20,017,000)	$5,339,000

Basic and diluted earnings per share, as reported:	$(0.59)	$0.24	$(1.52)	$0.40

Basic and diluted earnings per share, pro forma:	$(0.59)	$0.24	$(1.52)	$0.40

Note 7.	Comprehensive (Loss)/Income

Comprehensive loss for the quarter ended October 31, 2003 was $7,675,000 compared to comprehensive income of $3,398,000 for the quarter ended October 31, 2002. Comprehensive loss for the nine months ended October 31, 2003 was $19,856,000 compared to comprehensive income of $5,742,000 for the nine months ended October 31, 2002. The difference between results reported on the income statement and comprehensive (loss)/income is primarily attributable to adjustments in the prior year to account for a derivative financial investment that expired in March 2003.

Accumulated comprehensive loss at the quarter ended October 31, 2003 is primarily composed of minimum pension liability adjustments.

Note 8.	Separation Charges

During the second and third quarters, the Company determined that the reduced level of orders received in the first quarter would likely continue for the rest of the year and possibly through 2004 as well. In the second quarter the Company announced a Voluntary Severance Program in addition to other measures that include voluntary part-time work and voluntary sabbaticals. Under the program, employees who voluntarily terminated their employment with the Company were paid six months of severance pay. During the second quarter, nearly 500 employees accepted this offer.

Approximately 25% of the workforce severed their employment in June and July. Including employer taxes, the Company incurred approximately $7.8 million in severance costs during the second quarter.

During the third quarter, the Company elected to further reduce expenses and head count through a non-voluntary reduction in force. In September, the Company laid off an additional 160 employees. These employees were given six months of severance pay in addition to a variety of outplacement service benefits to help them locate new employment. The Company incurred approximately $2.6 million of severance costs in the third quarter related to this reduction in force. In addition to the severance costs, the Company incurred additional pension settlement costs of approximately $2 million and is anticipated to record another $1 million during the fourth quarter.

Note 9.	New Accounting Standards

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

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:

For the third quarter of 2003, the Company incurred a net loss of $7,675,000 on sales of $65,802,000 compared to a net income of $3,244,000 on sales of $85,022,000 in the same period last year. Net loss per share was $0.59 compared to net income per share of $0.24 in the same period last year. For the nine months ended October 31, 2003, the Company incurred a net loss of $19,974,000 on sales of $162,843,000 compared to net income of $5,367,000 on sales of $209,354,000 in the same period last year. Net loss per share was $1.51 compared to net income per share of $0.40 in the same period last year.

Sales for the third quarter decreased by $19,220,000, a 23% decrease compared to the same period last year. For the first nine months of 2003 sales decreased by $46,511,000, a 22% decrease compared to the prior year. Backlog at quarter end increased by 4% compared to the prior year third quarter.

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

Gross profit for the third quarter, as a percentage of sales, decreased approximately 8% compared to the same period last year. For the first nine months, gross profit as a percentage of sales decreased by nearly 6% compared to the prior year. The reduction in gross margin is attributable to increased material costs and reduced production hours. In the prior year, the Company benefited from favorable raw material costs, especially steel. During the second half of 2002, the Company incurred higher steel costs, and has had difficulty passing these costs on to our customers. Material costs, as a percentage of sales were 2% higher in the third quarter and 3% higher for the first nine months as compared to the same periods last year. In addition to increased material costs, the Company substantially reduced factory production in order to control inventory levels. This reduction in production caused the Company to incur unfavorable manufacturing variances. These manufacturing variances caused the balance of the reduced gross margin. In the third quarter, production hours decreased by 51% compared to the prior year. This was accomplished using four tactics. First, the Company implemented a hiring freeze. Second, the Company has traditionally hired temporary labor in its factories during the summer months, and did not hire these temporary workers in the current year. Third, the Company has traditionally hired temporary workers to perform installations at customer locations. In the current year, the Company created installation teams from its factory and warehouse locations. These installation teams performed a significant number of the installations, allowing the Company to reduce production hours, reduce money spent on temporary labor services, and improve customer service at installed jobs. Finally, as more fully discussed below, the Company implemented a voluntary reduction in force at the end of the second quarter, followed by a mandatory reduction in force during the third quarter.

Selling, general and administrative expense, excluding separation costs of $4,589,000, decreased by $3,741,000 for the quarter ended October 31, 2003 as compared to the same period last year, but increased by approximately 3% as a percentage of sales. Approximately 1% of the increase was related to freight expenses and the balance attributable to costs that were not impacted by the reduction in volume. Selling, general and administrative expense, excluding separation costs of $12,377,000, decreased by $5,933,000 for the nine months ended October 31, 2003 as compared to the same period last year but increased by approximately 5% as a percentage of sales. Approximately 1% of the increase was related to freight expenses and the balance attributable to costs that were not impacted by the reduction in volume.

Interest expense for the quarter ended October 31, 2003 decreased by approximately $207,000 compared to the same period last year. Interest expense for the nine months ended October 31, 2003 decreased by approximately $989,000 compared to the same period last year. Average borrowings for the year increased due to increased inventories for the first 5 months of the year and the loss from operations. The increased interest expense is offset by lower interest rates resulted in an overall net reduction in interest expense.

Income taxes for the nine-month period ended October 31, 2003, were computed using the effective tax rate estimated to be applicable for the full fiscal year and the determination of a valuation allowance for deferred income tax assets. For the nine months ended October 31, 2003, the Company established a $6 million deferred tax valuation allowance. The allowance was recognized based on the weight of available evidence that it is more likely than not that this portion of the Company’s deferred tax asset will not be realized within the next three years, notwithstanding that some of those assets may have longer lives under applicable tax laws. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The Company believes, based on its history of prior operating earnings, its actions to reduce costs (see Note 8), and its expectations of future earnings, that operating income of the Company will more likely than not be sufficient to realize the future benefits of the amount classified as a net deferred tax asset. Future adverse changes in market conditions, poor operating results or a decline in our projections about future profitability may affect the Company assessment of the adequacy of the reserve and, consequently, the net carrying value of net deferred tax assets. In the event that the Company determines that it is more likely than not that it would be unable to realize an additional portion of the net deferred tax asset, an additional adjustment to the deferred tax asset valuation allowance would be charged to income in the period such determination was made.

During the second and third quarters, the Company determined that the reduced level of orders received in the first quarter would likely continue for the rest of the year and possibly through 2004 as well. In the second quarter the Company announced a Voluntary Severance Program in addition to other measures that include voluntary part-time work and voluntary sabbaticals. Under the program, employees who voluntarily terminated their employment with the Company were paid six months of severance pay. During the second quarter, nearly 500 employees accepted this offer. Approximately 25% of the workforce severed their employment in June and July. Including employer taxes, the Company incurred approximately $7.8 million in severance costs during the second quarter.

During the third quarter, the Company elected to further reduce expenses and head count through a non-voluntary reduction in force. In September, the Company laid off an additional 160 employees. These employees were given six months of severance pay in addition to a variety of outplacement service benefits to help them locate new employment. The Company incurred approximately $2.6 million of severance costs in the third quarter related to this reduction in force. In addition to the severance costs, the Company incurred additional pension settlement costs of approximately $2 million and is anticipated to record another $1 million during the fourth quarter.

As a result of the hiring freeze and the voluntary and involuntary severance programs, the Company anticipates spending on salaries and wages in 2004 to decrease by approximately $22 million compared to 2002, with 2003 being a transition year. In addition to the reduction in salaries, the Company anticipates it will save the related costs for retirement, health, and welfare benefits.

Financial Condition:

Net cash (used in) provided by operating activities for the nine months ended October 31, 2003 was ($2,926,000) compared to $13,332,000 for the same period last year. The increase in cash used in operating activities was primarily due to a large operating loss combined with an increase in accounts and income tax receivable, offset by a reduction in inventory.

As a result of seasonally higher sales in the third quarter, accounts receivable increased by $7,384,000 compared to the year-ended January 31, 2003. In the prior year, accounts receivable increased by $8,072,000 in the same period. In response to the reduction in orders, the Company substantially reduced levels of production in the third quarter by 51% compared to the prior year. Although the reduced production caused the Company to incur unfavorable manufacturing variances, the inventory levels were reduced by nearly $17 million compared to January 31, 2003 and by more that $10 million compared to October 31, 2002.

The Company has established a goal of limiting capital spending to approximately $5,000,000 to $7,000,000 for 2003, which is approximately one-half of anticipated depreciation expense. Capital spending for the nine-month period ended October 31, 2003, was $943,000 compared to $2,700,000 for the same period last year. Capital expenditures were financed through the credit facility established with Wells Fargo Bank and operating cash flow.

Subsequent to the end of the quarter, the Company sold its former manufacturing facility in Gardena, California, which had been held as rental property. Rental revenue for the 9 months ended October 31, 2003 was approximately $425,000. The sale generated approximately $5.8 million of cash and a $5.5 million pre-tax gain.

To facilitate the Company’s seasonal working capital requirements, beginning June 1, 2003, the credit facility with Wells Fargo Bank increased from $60,000,000 to $70,000,000. This line of credit decreases to $60,000,000 on September 1, 2003 and to $40,000,000 effective November 1, 2003.

As of October 31, 2003, the Company violated certain debt covenants relating to its revolving line of credit with Wells Fargo Bank. In December 2003 Wells Fargo provided the Company with a waiver of these covenants. However, based on management’s forecast for operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants in the fourth quarter ending January 31, 2004. Accordingly, the debt has been classified as a current liability on the October 31, 2003 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility so that the Company will comply with the quarterly debt covenants and have adequate liquidity for the next twelve months. No assurance can be given that such negotiations will be successful. If they are not, the Company would be in default with the bank, which could significantly affect its liquidity. If additional sources of financing are not available, the Company plans to continue to implement measures to conserve cash or reduce costs.

In April 1998, the Board of Directors approved a stock buyback program. As of October 31, 2003, the Company has repurchased approximately 1,454,000 shares at a cost of approximately $18,788,000 since the inception of this program. The Company intends to continue buying back shares of common stock as long as the Company believes the shares are undervalued and operating cashflows and borrowing capacity under the Wells Fargo line allow. Under the current Wells Fargo line, the Company must limit stock buyback activity to $250,000 for the period between June 4, 2003 and December 1, 2003.

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

As of October 31, 2003, the Company had borrowed $32,925,000 under its Wells Fargo credit facility. The revolving credit facility with Wells Fargo Bank is a two-year non-amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate, plus a fluctuating margin of 0.25% - 0.50%. The line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus a fluctuating margin of 1.50% to 2.50%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $117,000 and $383,000 for the fiscal quarter and nine months ended October 31, 2003, respectively. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

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

(a) Exhibits

Exhibit 31.1 — Certification of Robert A. Virtue, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On December 15, 2003, we filed a Current Report on Form 8-K in which we furnished, pursuant to Item 5, our interim report on the Company’s third quarter results.

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date: December 15, 2003	By:	/s/ Robert E. Dose

Robert E. Dose Vice President — Finance