Form 10-K
period 2004-01-31
VIRCO MFG CORPORATION
filed 2004-04-15
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2004.

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-8777

VIRCO MFG. CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718
(State or other jurisdiction of incorporation or organization) 2027 Harpers Way, Torrance, California	(IRS Employer Identification No.) 90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 533-0474
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, $0.01 Par Value	American Stock Exchange

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

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant on July 31, 2003, based on the closing price at which such stock was sold on the American Stock Exchange on that date, was approximately $83,834,000.

     Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding at April 1, 2004, was 13,095,801 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive proxy statement for registrant’s 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report as set forth herein. Portions of registrant’s Annual Report to Stockholders for the year ended January 31, 2004, are incorporated by reference into Part I and Part II of this Form 10-K Report as set forth herein.

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

Item 1. Business

Introduction

     Designing, producing and distributing high-value furniture for a diverse family of customers is a 54-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”). Over the years, Virco has become the largest manufacturer of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company has also become a leading supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.

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

     Virco serves its customers through a well-trained, nationwide sales and support team. Virco’s educational product line is marketed through what management believes is the largest direct sales force of any education furniture manufacturer, as well as a growing dealer network. In addition, Virco also established a Corporate Accounts Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts. The Company also has an array of support services, including complete package solutions for the Furniture, Fixture, and Equipment (FF&E) line item on school budgets, computer-assisted layout planning, transportation planning, product delivery, installation, and repair.

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

     Virco employs approximately 1,200 people nationwide and has approximately 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities for the production and distribution of furniture in two principal facilities which are located in Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be made in either facility, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both facilities maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.

     Management’s strategy is to position Virco as the overall value supplier of moveable furniture for publicly-funded institutions characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. For one, Virco has developed what management believes to be the largest direct sales force of any education furniture manufacturer. Management believes this provides Virco with a competitive advantage over the Company’s primary competitors, who rely instead upon distributorships, by allowing Virco to cut-out the “middleman” and deal directly with end customers. Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. For more information about the Company’s business model and strategy for the future, please see the section entitled “To Our Stockholders” in Virco’s Annual Report to Stockholders for the year ended January 31, 2004.

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

     Virco’s principal products include:

SEATING — Among the Company’s newest chair offerings are the Ph.D.®, and-1™, Lunada® and Virtuoso® lines. Traditional favorites include best-selling Classic Series™ stack chairs and a variety of Martest 21® hard plastic seating. In addition, Virco provides a wide selection of upholstered stack chairs, plastic stack chairs, Egg® Series ergonomic office chairs, steel dining chairs and folding chairs.

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

     Please note that this report includes trademarks of Virco, including, but not limited to, the following: Ph.D.®, I.Q.®, Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma™ and Mojave®. Other names and brands included in this report may be claimed by Virco as well or by third parties.

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

Marketing and Distribution

     Virco serves its customers through a well-trained, nationwide sales and support team, as well as a growing dealer network. In addition, Virco has established a Corporate Accounts Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.

     Virco’s educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company’s approach to servicing its customer base is very flexible, and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who may include purchasing agents or individual school principals where site based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full service dealer partners. The Company’s direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

     On May 1, 2002, Virco acquired certain assets of Furniture Focus™, an Ohio based reseller of furniture that offers complete package solutions for the Furniture, Fixture, and Equipment (FF&E) segment of bond funded public school construction projects. The Furniture Focus sales force and back office operations were integrated into Virco at the acquisition date. Because the acquisition date was very close to the peak summer season, the marketing of package solutions or “PlanSCAPE™”, was limited to the five state region in which Furniture Focus had operated. In 2003, Virco began to market package solutions nationwide.

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

Seasonality

     The educational sales market is extremely seasonal. Over 50% of total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period.

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

     In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company currently relies on a line of credit from Wells Fargo Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season. For more information on this financing arrangement, please see the section entitled “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section contained in Virco’s Annual Report to Stockholders for the fiscal year ended January 31, 2004.

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

     As part of Virco’s efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining an operating model called Assemble-to-Ship (ATS). ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying costly assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible workforce. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve. During the 2002 year, the Company added a sabbatical program to reduce spending in the fourth quarter when sales and required production are at the lowest levels. These programs have helped Virco avoid layoffs and reduce the need for inefficient temporary production workers.

Developments During 2003

     For a discussion of the general developments of Virco’s business during the period covered by this report, please see the section entitled “To Our Stockholders” in the Company’s Annual Report to Stockholders for the year ended January 31, 2004.

Other Matters

     Competition

     Virco has numerous competitors in each of its markets. In the educational furniture market, competitors include Sagus International LLC, which markets product under Artco-Bell, American Desk, Midwest Folding Products, CampbellRhea, and LSI; Royal, Bretford, Smith Systems, Columbia, Scholarcraft and School Specialty. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.

     The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that may include, but are not expected to emphasize, direct price competition. Instead, management expects to emphasize the value of Virco’s products, the value of Virco’s distribution and delivery capabilities, the value of Virco’s customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding resellers, and management believes that the Company’s large direct sales force and the Company’s sizeable manufacturing and warehousing capabilities facilitate these efforts.

     Backlog

     Sales order backlog at January 31, 2004, totaled $12.4 million and approximates five weeks of sales, compared to $13.0 million at January 31, 2003, and $26.0 million at January 31, 2002.

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

     Employees

     Virco and its subsidiaries employ approximately 1,200 full-time employees at various locations. Of this number, approximately 945 are involved in manufacturing and distribution, 175 in sales and marketing and approximately 80 in administration. During the period covered by this report, the Company’s headcount was reduced by approximately 800 from the prior year. The decrease is attributable to a voluntary severance program (500 employees), a mandatory severance program (160 employees) and attrition.

     Environmental Compliance

     Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Although Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency, it is possible that the Company’s operations may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.

     Financial Information About Geographic Areas

     During the period covered by this report, Virco derived approximately 3.0 % of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. The Company does not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

     As of April 1, 2004, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2004	Since
R. A. Virtue(1)	President, Chairman of the Board and Chief Executive Officer	71	1990
R. E. Dose(2)	Vice President — Finance, Secretary & Treasurer	47	1995
G. D. Parish(3)	Vice President — General Manager, Conway Division	66	1999
W. D. Roberts(4)	Vice President — Chief Information Officer	27	2001
D. R. Smith(5)	Vice President — Marketing	55	1995
L. L. Swafford(6)	Vice President — Legal Affairs	39	1998
D. A. Virtue(7)	Executive Vice President	45	1992
L. O. Wonder(8)	Vice President — Sales	52	1995

(1)	Appointed Chairman in 1990; has been employed by the Company for 48 years and has served as the President since 1982.

(2)	Appointed in 1995; has been employed by the Company for 14 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(3)	Appointed in 1999; has been employed by the Company for 45 years and has served in a variety of manufacturing, warehousing and sales and marketing positions and currently as Vice President and General Manager of the Conway Division.

(4)	Appointed in 2001; has been employed by the Company for 7 years in a variety of analytic and technology positions, currently as Vice President and Chief Information Officer.

(5)	Appointed in 1995; has been employed by the Company for 19 years in a variety of sales and marketing positions, currently as Vice President of Marketing.

(6)	Appointed in 1998; has been employed by the Company for 9 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(7)	Appointed in 1992; has been employed by the Company for 19 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(8)	Appointed in 1995; has been employed by the Company for 26 years in a variety of sales and marketing positions, currently as Vice President of Sales.

*	Company officers do not have employment contracts.

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

Item 2. Properties

Torrance, California

     Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a 10-year lease (with two five-year renewal options) expiring January 2005. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.

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

     In addition to the complex described above, the Company operates three facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 45 years. The Company manufactures fabricated steel and injection molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression molded components. This building is leased under a 10-year lease expiring in March 2008. The third is a 150,000 sq. ft. finished goods warehouse, which is being marketed for sale.

Los Angeles, California

     Virco owned a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility, which was held as rental property, was sold in November 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Incorporated herein by reference is the information appearing under the caption “Supplemental Stockholders’ Information” which appears in Virco’s Annual Report to Stockholders for the year ended January 31, 2004. As of April 1, 2004, there were approximately 325 Registered Stockholders according to transfer agent records. There were approximately 1,100 Beneficial Stockholders.

     On January 31, 2003, there were 373,000 shares available for grant under the 1997 Employee Incentive Plan. On January 31, 2004, there were 403,000 shares available for grant.

Dividend Policy

     It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. In 2003 Virco declared $0.02 cash dividends in the first and second quarters. No dividends were declared or paid in the third or fourth quarters. In each of the fiscal years ending January 31, 2003, and January 31, 2002, Virco declared a $0.02 per quarter cash dividend and an annual 10% stock dividend. Under the current line of credit with Wells Fargo, Virco is restricted from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans-excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	340,000	$11.30	403,000
Equity compensation plans not approved by security holders	None	None	None

Total	340,000	$11.30	403,000

Item 6. Selected Financial Data

     Incorporated herein by reference is the Selected Financial Data Information appearing in Virco’s Annual Report to Stockholders for the year ended January 31, 2004. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Virco’s Annual Report to Stockholders for the year ended January 31, 2004.

Item 7a . Quantitative and Qualitative Disclosures about Market Risk

     This information is incorporated herein by reference to the “Inflation and Future Change in Prices” section of “Management’s Discussion and Analysis and Results of Operations” included in Virco’s Annual Report to Stockholders for the year ended January 31, 2004.

     As of January 31, 2004, Virco had borrowed $24,129,000 under the Wells Fargo credit facilities. Accordingly, a 100 basis point upward fluctuation in the interest rate would have caused the Company to incur additional interest charges of approximately $404,000 for the fiscal year ended January 31, 2004. Virco would have benefited from a similar interest savings if the base rate were to fluctuate downward by the same amount.

     In February 2004, the Company entered into an interest rate swap agreement with Wells Fargo Bank to reduce exposure to changes in interest rates. The initial notional swap amount is $6,000,000 for the period February 1, 2004 through January 31, 2007. Under this agreement, interest is payable monthly at 6.32% for a term of three years.

Item 8 . Financial Statements and Supplementary Data

     The report of independent auditors and consolidated financial statements included in the Annual Report to Stockholders for the year ended January 31, 2004, are incorporated herein by reference.

     Unaudited quarterly results in Note 12 of the financial statements included in the Annual Report to Stockholders for the year ended January 31, 2004, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     Virco carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and other members of management concluded that Virco’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities Exchange Commission.

     No changes in internal control over financial reporting have come to management’s attention during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, Virco’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year.

PART IV

Item 15. Exhibits Financial Statement Schedules, and Reports on Form 8-K

a) 1.	The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2004, are incorporated by reference in Item 8.
Report of Management.
Report of Independent Auditors.
Consolidated balance sheets — January 31, 2004 and 2003.
Consolidated statements of operations — Years ended January 31, 2004, 2003, and 2002.
Consolidated statements of stockholders’ equity — Years ended January 31, 2004, 2003, and 2002.
Consolidated statements of cash flows — Years ended January 31, 2004, 2003, and 2002.
Notes to consolidated financial statements — January 31, 2004.

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
None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRCO MFG. CORPORATION

Date:	April 14, 2004	/s/ Robert A. Virtue

Robert A. Virtue, Chairman of the Board (Principal Executive Officer)

Date:	April 14, 2004	/s/ Robert E. Dose

Robert E. Dose, Vice President — Finance, Secretary & Treasurer (Principal Financial Officer)

Date:	April 14, 2004	/s/ Bassey Yau

Bassey Yau, Corporate Controller (Principal Accounting Officer)

VIRCO MFG. CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2004

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant

Exhibit
Number	Description
(incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (Commission File No. 001-08777), filed with the Commission on May 1, 2002).

10.7	Revolving Line of Credit Note dated January 27, 2004, between the Company and Wells Fargo Bank, N.A., a national banking association.

13.1	Annual Report to Stockholders for the Year Ended January 31, 2004.

21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (see signature page).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.