Form 10-Q
period 2004-04-30
VIRCO MFG CORPORATION
filed 2004-06-08
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended	April 30, 2004	Commission File Number	1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 533-0474

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

     The number of shares outstanding of each of the issuer’s classes of common stock, as of May 24, 2004.

Common Stock	13,095,801 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 30, 2004 and January 31, 2004
Condensed consolidated statements of operations - Three months ended April 30, 2004 and 2003
Condensed consolidated statements of cash flows - Three months ended April 30, 2004 and 2003
Notes to condensed consolidated financial statements - April 30, 2004
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

(b) Reports on Form 8-K

On April 14, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the fourth quarter and fiscal year ended January 31, 2004.

On June 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the first quarter ended April 30, 2004.
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2004	1/31/2004
	Unaudited (Note 1)
ASSETS
Current assets
Cash	$830	$2,059
Accounts and notes receivable	13,618	17,696
Less allowance for doubtful accounts	297	225

Net accounts and notes receivable	13,321	17,471
Income tax receivable	1,117	1,423
Inventories (Note 2)
Finished goods	21,670	10,470
Work in process	19,414	11,141
Raw materials and supplies	6,305	6,860

Total inventories	47,389	28,471
Prepaid expenses	956	1,962

Total current assets	63,613	51,386
Property, plant & equipment
Cost	157,917	157,271
Less accumulated depreciation	96,356	93,913

Net property, plant & equipment	61,561	63,358
Goodwill and other intangible assets	2,348	2,350
Other assets	9,174	9,174

Total assets	$136,696	$126,268

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2004	1/31/2004
	Unaudited (Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks released but not yet cleared bank	$2,379	$2,702
Accounts payable	13,104	9,513
Accrued compensation and employee benefits	5,057	5,636
Current maturities on long-term debt	11,764	3,138
Other current liabilities	4,780	4,993

Total current liabilities	37,084	25,982
Non-current liabilities
Accrued self-insurance retention and other	4,149	4,053
Accrued pension expenses	12,295	11,686
Long term debt (less current portion)	25,417	22,195

Total non-current liabilities	41,861	37,934
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—

Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,583,331 shares issued at 4/30/2004 and 1/31/2004	146	146
Additional paid-in capital	127,133	127,133
Accumulated deficit	(46,013)	(41,412)
Less treasury stock at cost (1,487,530 shares at 4/30/2004 and 1/31/2004)	(19,271)	(19,271)
Less accumulated comprehensive loss	(4,244)	(4,244)

Total stockholders’ equity	57,751	62,352

Total liabilities and stockholders’ equity	$136,696	$126,268

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Dollar amounts in thousands, except per share data)

	3 Months Ended
	4/30/2004	4/30/2003
Net sales	$30,321	$31,180
Cost of goods sold	20,004	20,769

Gross profit	10,317	10,411
Operating expense
Selling, general and administrative expense	14,541	16,596
Interest expense	377	394

	14,918	16,990
Loss before income taxes	(4,601)	(6,579)
Income tax benefit	—	(2,566)

Net loss	$(4,601)	$(4,013)

Amounts per common share – basic (a)
Net loss	$(0.35)	$(0.31)

Dividend per common share
Cash	$—	$0.02

(a) Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

(Dollar amounts in thousands)

	3 Months Ended
	4/30/2004	4/30/2003
Operating activities
Net loss	$(4,601)	$(4,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,467	3,048
Provision for doubtful accounts	36	61
Loss on sale of property, plant and equipment	2	16
Changes in assets and liabilities:
Accounts and notes receivable	4,114	4,375
Inventories	(18,918)	(18,321)
Prepaid expenses and other current assets	1,006	982
Income taxes receivable/payable	306	(4,204)
Accounts payable and accrued expenses	3,183	4,647

Net cash used in operating activities	(12,405)	(13,409)
Investing activities
Capital expenditures	(678)	(484)
Proceeds from sale of property, plant and equipment	6	26

Net cash used in investing activities	(672)	(458)
Financing activities
Issuance of long-term debt	11,848	14,154
Repayment of long-term debt	—	(355)
Purchase of treasury stock	—	(308)
Payment of cash dividend	—	(262)
Issuance of common stock	—	57

Net cash provided by financing activities	11,848	13,286
Net change in cash	(1,229)	(581)
Cash at beginning of quarter	2,059	1,639

Cash at end of quarter	$830	$1,058

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

Note 1:	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2004, are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The balance sheet at January 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

Note 2.	Inventories

Year end financial statements reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2004, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustment has been made for the period ended April 30, 2004. LIFO reserves at April 30, 2004 and January 31, 2004 were $4,042,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

For fiscal 2004, the Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, Virco purchased an interest rate swap from Wells Fargo Bank, that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 0.50%, or at LIBOR plus 2.75%. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%.

Note 4.	Income Taxes

We recognize deferred taxes by the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at April 30, 2004 and January 31, 2004. At April 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2024 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $13.8 million at April 30, 2004. In the prior year, the Company recorded an income tax benefit of $2.5 million, primarily attributable to net operating loss carrybacks available. For the current year, the Company did not accrue an income tax benefit.

Note 5.	Net Loss Per Share

For the quarter ended April 30, 2004 and 2003, net loss per share was calculated based on basic shares outstanding at April 30, 2004 and 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares. The following table sets forth the computation of basic loss per share:

	Three Months Ended
	April 30
	2004	2003
Net loss	$(4,601,000)	$(4,013,000)

Average shares outstanding	13,096,000	13,110,000
Net effect of dilutive stock options – based on the treasury stock method using average market price.	11,000	27,000

Totals	13,107,000	13,137,000

Net loss per share - basic	$(0.35)	$(0.31)

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

The Company’s “reported” and “pro forma” information for the three-month periods ended April 30, 2004 and April 30, 2003 are as follows:

	Three Months Ended
	April 30
	2004	2003
Net loss, as reported	$(4,601,000)	$(4,013,000)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	13,000	10,000

Pro forma net loss	$(4,614,000)	$(4,023,000)

Basic earnings per share, as reported	$(0.35)	$(0.31)

Basic earnings per share, pro forma	$(0.35)	$(0.31)

Note 6.	Comprehensive Loss

Comprehensive loss for the quarter ended April 30, 2004 was $4,601,000, the same as net income. Comprehensive loss for the quarter ended April 30, 2003 was $3,895,000. The difference between losses reported on the statement of operations and comprehensive loss is primarily attributable to adjustments to account for a derivative financial instrument.

Accumulated comprehensive loss at the quarter ended April 30, 2004 is primarily composed of minimum pension liability adjustments.

Note 7.	Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan.

The Company also provides a non-qualified plan for non-employee directors of the Company. The Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company.

The net periodic pension costs for the Virco Employees Retirement Plan, the VIP Retirement Plan and the Non-Employee Directors Retirement Plans for the three months ended April 30, 2004 and 2003 were as follows (in thousands):

	Pension Plan		VIP Retirement Plan		Non-Employee Directors Retirement Plan
	2004	2003	2004	2003	2004	2003
Service cost	$57	$346	$65	$200	$5	$5
Interest cost	321	466	83	122	6	6
Expected return on plan assets	(250)	(293)	—	—	—	—
Amortization of transition amount	(9)	(10)	—	—	—	—
Amortization of prior service cost	95	140	(115)	(124)	22	22
Recognized net actuarial loss	52	270	22	102	(6)	(6)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$266	$919	$55	$300	$27	$27

The Company previously disclosed in its financial statements for the year ended January 31, 2004 that it expects to contribute approximately $1 million to its deferred benefit plans in 2004.

Note 8.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty-claim activity for the quarter ended April 30, 2004.

Accrued Warranty Balance at			Accrued Warranty Balance at
January 31, 2004	Provision	Costs Incurred	April 30, 2004
$1,751,000	$275,000	$475,000	$1,551,000

VIRCO MFG. CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations:

For the first quarter of 2004, the Company incurred a net loss of $4,601,000 on sales of $30,321,000 compared to a net loss of $4,013,000 on sales of $31,180,000 in the same period last year.

Sales for the first quarter ended April 30, 2004 decreased by $859,000, a 3% decrease, compared to the same period last year. Incoming orders for the same period increased by approximately 2%. Backlog at April 30, 2004 increased by approximately 8% compared to the prior year. As more fully disclosed in the Form 10K for the fiscal year ended January 31, 2004, in the prior year the Company incurred a severe decline in sales volume, primarily due to decreased funding levels at state and local governments. For the first quarter, the rate of orders from publicly funded entities has stabilized.

Gross profit for the first quarter, as a percentage of sales, increased slightly compared to the same period last year. For the quarter ended April 30, 2004, the Company has incurred higher steel prices. In addition to higher prices, the Company has not always been able to purchase the precise steel desired. As a result, the Company has incurred yield variances. The Company has been unable to pass the full impact of these increased material costs to its customers in the current economic climate. Because steel prices and availability over the next nine months is still quite uncertain, it is not possible to accurately quantify the impact on the Company for the year, but the cost could be in the range of $5-10 million dollars. For the first quarter, the Company was able to offset the increased material cost with a combination of selective price increases and decreased overhead spending.

Selling, general and administrative expense for the quarter ended April 30, 2004, declined by approximately $2 million compared to the same period last year, and decreased as a percentage of sales by more than 5%. The decreased expense is due to improved warehousing and freight efficiencies, reductions in staffing, and freezing of the defined benefit plans.

Interest expense decreased by approximately $17,000 compared to the same period last year. The reduction is primarily due to lower borrowings.

At April 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2024 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $13.8 million at April 30, 2004. In the prior year, the Company recorded an income tax benefit of $2.5 million, primarily attributable to net operating loss carrybacks available. For the current year, the Company did not accrue an income tax benefit.

Financial Condition:

As a result of seasonally lower deliveries in the first quarter and fourth quarter last year, accounts and notes receivable were $4,114,000 less than January 31, 2004. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of seasonally high summer shipments. For the current quarter, the Company increased inventory by nearly $18,918,000 compared to year-end. This increase in inventory was financed through the credit facility with Wells Fargo Bank. The Company significantly reduced inventories at the end of fiscal year ended January 31, 2004 in response to reduced sales volume. The Company maintained the year over year reduction in inventory through the first quarter as order volume has not returned to levels prior to fiscal year 2003.

The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2004, which is approximately one-half of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2004, was $678,000 compared to $484,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow.

Net cash used in operating activities for the first quarter ended April 30, 2004 was $12,405,000 compared to $13,409,000 for the same period last year. The decrease in cash used in operating activities was due to reduction in estimated income tax liability payments during the quarter ended April 30, 2004 as compared to the same period last year.

In April 1998, the Board of Directors approved a stock buyback program. As of April 30, 2004, the Company has repurchased approximately 1,454,000 shares at a cost of approximately $18,788,000 since the inception of this program. Under the current Wells Fargo bank credit facility, the Company is restricted from buying back additional shares.

The Company believes that cashflows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $6,500,000 was available for borrowing as of April 30, 2004.

Critical Accounting Policies and Estimates:

The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2004.

Forward-Looking Statements:

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel; availability and cost of labor, demand for the Company’s products, and competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For fiscal 2004, the Company has entered into a revolving credit facility with Wells Fargo Bank, as amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, the Company purchased an interest rate swap from Wells Fargo Bank that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 0.50%, or at LIBOR plus 2.75%. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $69,000 for the fiscal quarter ended April 30, 2004. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount. As of April 30, 2004, the Company has borrowed $34,420,000 under its Wells Fargo term loan and asset-based credit facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer and other members of management concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities Exchange Commission.

(b) Changes In Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(b) Reports on Form 8-K

On April 14, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the fourth quarter and fiscal year ended January 31, 2004.

On June 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the first quarter ended April 30, 2004.

Signatures

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date: June 4, 2004	By:	/s/ Robert E. Dose Robert E. Dose Vice President - Finance

Date: June 4, 2004	By:	/s/ Bassey Yau Bassey Yau Corporate Controller