Form 10-Q
period 2004-07-31
VIRCO MFG CORPORATION
filed 2004-09-09
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended July 31, 2004 Commission File Number 1-8777

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2004.

Common Stock	13,098,364 Shares

VIRCO MFG. CORPORATION

(a) Exhibits

Exhibit 31.1 – Certification of Robert A. Virtue, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

On September 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the second quarter ended July 31, 2004.

Signatures

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2004	1/31/2004	7/31/2003
	Unaudited (Note 1)		Unaudited (Note 1)
ASSETS
Current assets
Cash	$1,012	$2,059	$2,270
Accounts and notes receivable	39,137	17,696	35,743
Less allowance for doubtful accounts	312	225	358

Net accounts and notes receivable	38,825	17,471	35,385
Income tax receivable	1,130	1,423	919
Inventories (Note 2)
Finished goods	21,091	10,470	24,236
Work in process	13,761	11,141	17,084
Raw materials and supplies	8,030	6,860	10,079

Total inventories	42,882	28,471	51,399
Deferred income taxes	—	—	2,416
Prepaid expenses	775	1,962	565

Total current assets	84,624	51,386	92,954
Property, plant & equipment
Cost	158,768	157,271	156,828
Less accumulated depreciation	98,630	93,913	89,094

Net property, plant & equipment	60,138	63,358	67,734
Goodwill and other intangible assets	2,346	2,350	2,200
Other assets	9,174	9,174	13,492

Total assets	$156,282	$126,268	$176,380

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2004	1/31/2004	7/31/2003
	Unaudited (Note 1)		Unaudited (Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Checks released but not yet cleared bank	$3,596	$2,702	$3,743
Accounts payable	18,401	9,513	9,942
Accrued compensation and employee benefits	5,841	5,636	9,376
Current maturities on long-term debt	21,261	3,138	58,363
Other current liabilities	5,016	4,993	5,478

Total current liabilities	54,115	25,982	86,902
Non-current liabilities
Accrued self-insurance retention and other	3,958	4,053	4,527
Accrued pension expenses	12,860	11,686	15,084
Long term debt (less current portion)	25,560	22,195	—

Total non-current liabilities	42,378	37,934	19,611
Deferred income taxes	—	—	98
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,585,894 at 7/31/2004; 14,583,331 shares issued at 1/31/2004 and 7/31/2003	146	146	146
Additional paid-in capital	127,140	127,133	126,728
Accumulated deficit	(43,982)	(41,412)	(31,750)
Less treasury stock at cost (1,487,530 shares at 7/31/2004 and 1/31/2004; 1,484,332 at 7/31/2003)	(19,271)	(19,271)	(19,379)
Less accumulated comprehensive loss	(4,244)	(4,244)	(5,976)

Total stockholders’ equity	59,789	62,352	69,769

Total liabilities and stockholders’ equity	$156,282	$126,268	$176,380

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS

Unaudited (Note 1)

(Amounts in thousands, except per share data)

	Three Months Ended
	7/31/2004	7/31/2003
Net sales	$68,813	$65,861
Cost of goods sold	47,016	44,895

Gross profit	21,797	20,966
Operating expense
Selling, general and administrative expense	19,204	21,426
Separation charges	—	7,788
Interest expense	562	418

	19,766	29,632
Income/(loss) before income taxes	2,031	(8,666)
Income tax expense/(benefit)	—	(380)

Net income/(loss)	$2,031	$(8,286)

Weighted average shares outstanding (a)
Basic	13,098	13,095
Diluted	13,406	13,095
Net income/(loss) per common share (a)
Basic	$0.16	$(0.63)
Diluted	$0.15	$(0.63)
Dividend per common share
Cash	$—	$0.02

(a) For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at July 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

(Amounts in thousands, except per share data)

	Six Months Ended
	7/31/2004	7/31/2003
Net sales	$99,134	$97,041
Cost of goods sold	67,020	65,664

Gross profit	32,114	31,377
Operating expense
Selling, general and administrative expense	33,745	38,022
Separation charges	—	7,788
Interest expense	939	812

	34,684	46,622
Loss before income taxes	(2,570)	(15,245)
Income tax expense/(benefit)	—	(2,946)

Net loss	$(2,570)	$(12,299)

Weighted average shares outstanding (a)
Basic	13,111	13,247
Net loss per common share (a)
Basic	$(0.20)	$(0.93)
Dividend per common share
Cash	$—	$0.04

(a) Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

(Dollar amounts in thousands)

	Six Months Ended
	7/31/2004	7/31/2003
Operating activities
Net loss	$(2,570)	$(12,299)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,934	6,030
Provision for doubtful accounts	87	102
Loss on sale of property, plant and equipment	2	49
Changes in assets and liabilities
Accounts and notes receivable	(21,441)	(18,086)
Inventories	(14,411)	(8,360)
Prepaid expenses and other current assets	1,187	930
Income taxes receivable/payable	293	(4,457)
Accounts payable and accrued expenses	11,089	8,332

Net cash used in operating activities	(20,830)	(27,759)
Investing activities
Capital expenditures	(1,718)	(777)
Proceeds from sale of property, plant and equipment	6	—

Net cash used in investing activities	(1,712)	(777)
Financing activities
Issuance of long-term debt	22,530	30,622
Repayment of long-term debt	(1,042)	(631)
Purchase of treasury stock	—	(419)
Payment of cash dividend	—	(525)
Issuance of common stock	7	120

Net cash provided by financing activities	21,495	29,167
Net change in cash	(1,047)	631
Cash at beginning of year	2,059	1,639

Cash at end of quarter	$1,012	$2,270

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

Note 1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2004, are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The balance sheet at January 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

Note 2.	Inventories

Year end financial statements at January 31, 2004 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2004 and 2003, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended July 31, 2004 and 2003. LIFO reserves at July 31, 2004 and January 31, 2004 were $4,042,000. LIFO reserves at July 31, 2003 were $3,527,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, Virco purchased an interest rate swap from Wells Fargo Bank, that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (4.25% at July 31, 2004) plus a margin of 0.50%, or at LIBOR plus 2.75%. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%. As of July 31, 2003, the Company violated one of the covenants under the line of credit with Wells Fargo Bank. Wells Fargo provided a waiver of the covenant, but required the Company to limit stock buyback activity to $250,000 for the period between June 4, 2003 and December 1, 2003.

Note 4.	Income Taxes

We recognize deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at July 31, 2004 and January 31, 2004; a partial valuation allowance has been recorded at July 31, 2003. At July 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2024, if not utilized. Federal net operating losses that can potentially be carried forward total approximately $13.8 million at July 31, 2004.

Note 5.	Net Income/(Loss) Per Share

For the three and six month periods ended July 31, 2004, net income/(loss) per share was calculated based on diluted shares outstanding at July 31, 2004. For the three and six month periods ended July 31, 2003, net loss per share was calculated based on basic shares outstanding at July 31, 2003 due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of income/(loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31		July 31
	2004	2003	2004	2003
Net income/(loss)	$2,031	$(8,286)	$(2,570)	$(12,299)

Average shares outstanding	13,098	13,095	13,111	13,247
Net effect of dilutive stock options – based on the treasury stock method using average market price	308	15	169	73

Totals	13,406	13,110	13,280	13,320

	Three Months Ended		Six Months Ended
	July 31		July 31
	2004	2003	2004	2003
Net income/(loss) per share - basic	$0.16	$(0.63)	$(0.20)	$(0.93)

Net income/(loss) per share - diluted	$0.15	$(0.63)	$(0.20)	$(0.93)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/loss for future years. The Company’s information for the three and six months ended July 31, 2004 and July 31, 2003 are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31		July 31
	2004	2003	2004	2003
Net income/(loss)	$2,031	$(8,286)	$(2,570)	$(12,299)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	13	10	26	20

Net income/(loss)	$2,018	$(8,296)	$(2,596)	$(12,319)

Net income/(loss) per share - basic	$0.15	$(0.63)	$(0.20)	$(0.93)

Net income/(loss) per share - diluted	$0.15	$(0.63)	$(0.20)	$(0.93)

Note 6.	Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and six months ended July 31, 2004 and July 31, 2003 was the same as net income/(loss) reported on the statement of income and operations.

Accumulated comprehensive loss at July 31, 2004, January 31, 2004 and 2003 is composed of minimum pension liability adjustments.

Note 7.	Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10K dated January 31, 2004, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan. As more fully described in the Form 10K dated January 31, 2004, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a non-qualified plan for non-employee directors of the Company. The Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10K dated January 31, 2004, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension costs for the Virco Employees Retirement Plan, the VIP Retirement Plan, and the Non-Employee Directors Retirement Plan for the three and six months ended July 31, 2004 and 2003 were as follows (in thousands):

					Non-Employee
					Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	Three months ended July 31,
	2004	2003	2004	2003	2004	2003
Service cost	$57	$346	$65	$200	$5	$5
Interest cost	321	466	83	122	6	6
Expected return on plan assets	(250)	(294)	—	—	—	—
Amortization of transition amount	(9)	(10)	—	—	—	—
Amortization of prior service cost	95	140	(115)	(124)	22	22
Recognized net actuarial loss	52	270	22	102	(6)	(6)
Settlement and curtailment	—	1,538	—	(132)	—	—

Net periodic pension cost	$266	$2,456	$55	$168	$27	$27

					Non-Employee
					Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	Six months ended July 31,
	2004	2003	2004	2003	2004	2003
Service cost	$115	$692	$130	$400	$10	$10
Interest cost	642	932	166	244	12	12
Expected return on plan assets	(500)	(587)	—	—	—	—
Amortization of transition amount	(18)	(21)	—	—	—	—
Amortization of prior service cost	190	281	(230)	(248)	44	44
Recognized net actuarial loss	104	539	44	204	(12)	(12)
Settlement and curtailment	—	1,538	—	(132)	—	—

Net periodic pension cost	$533	$3,374	$110	$468	$54	$54

The Company previously disclosed in its financial statements for the year ended January 31, 2004 that it expects to contribute approximately $1 million to its deferred benefit plans during the year ending January 31, 2005.

Note 8.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty-claim activity for the six months ended July 31, 2004 and 2003.

	Six months ended July 31,
	2004	2003
Beginning Accrued Warranty Balance	$1,751,000	$901,000
Provision	435,000	596,000
Costs Incurred	(835,000)	(596,000)

Ending Accrued Warranty Balance	$1,351,000	$901,000

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the second quarter of 2004, the Company earned net income of $2,031,000 on sales of $68,813,000 compared to a net loss of $8,286,000 on sales of $65,861,000 in the same period last year. Sales for the second quarter ended July 31, 2004 increased by $2,952,000, a 4% increase, compared to the same period last year. Incoming orders for the same period increased by approximately 3%. For the six month period ending July 31, 2004, the Company incurred a net loss of $2,570,000 on sales of $99,134,000, compared to a net loss of $12,299,000 on sales of $97,041,000 in the same period last year. Incoming orders for same period increased by approximately 3%. Backlog at July 31, 2004 was slightly higher compared to the prior year.

As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2004, in the prior year the Company incurred a severe decline in sales volume, primarily due to decreased funding levels at state and local governments. In the prior year, Virco offered employees a voluntary severance package, resulting in a $7.8 million separation charge in the second quarter last year. This voluntary program was followed by a mandatory reduction in force in the third quarter. These programs were intended to reduce the cost structure of the Company so that Virco could operate profitably at an annual sales volume of approximately $200 million. For the first six months of the current year, the rate of orders from publicly funded entities has stabilized. The efforts to reduce the cost structure of the Company have been effective, with the Company shipping increased sales during the first six months while reducing selling and general and administrative spending by more than $4 million. The Company has made similar reductions in manufacturing overhead spending, but these savings have been offset by increased material costs.

Gross profit for the second quarter and first six months, as a percentage of sales, remained consistent compared to the same periods last year. For the quarter ended July 31, 2004 as well as the first six months, the Company has incurred significantly higher steel prices. In addition to higher prices, the Company has not always been able to purchase the precise steel desired, resulting in yield variances. Since the Company sells to schools under annual contracts, and because of the current economic climate, the Company has been unable to pass the impact of these increased material costs to its customers. As steel prices and availability over the next six months is still quite uncertain, it is not possible to accurately quantify the impact on the Company for the year, but the cost could be in the range of seven to ten million dollars. For the first six months, a combination of selective price increases and decreased overhead spending substantially offset the increased material cost, resulting in flat gross margin percentages.

Selling, general and administrative expense for the quarter ended July 31, 2004 declined by approximately $2 million compared to the same period last year, and included a $450,000 recovery of a legal claim. SG&A decreased as a percentage of sales nearly 5%. Selling, general and administrative expense for the six months ended July 31, 2004 declined by more than $4 million compared to the same period last year, and decreased as a percentage of sales approximately 5%. The decreased expense is due to improved warehousing and freight efficiencies, reductions in staffing, and freezing of the defined benefit plans.

Interest expense for the first six months increased by approximately $127,000 compared to the same period last year. The increase is attributable to increased rates offset by reduced borrowings.

At July 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2024, if not utilized. Federal net operating losses that can potentially be carried forward total approximately $13.8 million at July 31, 2004. In the prior year, the Company recorded an income tax benefit of $2.9 million, primarily attributable to net operating loss carry backs available. For the current year, the Company did not accrue an income tax benefit.

Financial Condition:

As a result of seasonally higher shipments during the summer, accounts receivable were $21.4 million greater than January 31, 2004. Accounts receivable were approximately $3.4 million higher than July 31, 2003 due to increased July shipping activity. The Company traditionally builds large quantities of inventory during the first and second quarters in anticipation of seasonally high summer shipments. For the current year, the Company increased inventory by nearly $14.4 million compared to January 31, 2004. Inventories were approximately $8.5 million less than July 31, 2003 due to improved inventory management. The increase in receivables and inventory were financed through the credit facility with Wells Fargo Bank.

The Company significantly reduced inventories at the end of fiscal year ended January 31, 2004 in response to reduced sales volume. The Company maintained the year over year reduction in inventory through the first quarter. Inventories and production levels were increased during the second quarter as the Company received orders for summer deliveries.

The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2004, which is approximately one-half of anticipated depreciation expense. Capital spending for the six months ended July 31, 2004, was $1,718,000 compared to $777,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank.

Net cash used in operating activities for the first six months ended July 31, 2004 was $20.8 million compared to $27.8 million for the same period last year. The decrease in cash used in operating activities was due to reduction in operating loss for the first six months, offset by increased working capital needs.

In April 1998, the Board of Directors approved a stock buyback program. As of July 31, 2004, the Company has repurchased approximately 1,454,000 shares at a cost of approximately $18,788,000 since the inception of this program. Under the current Wells Fargo Bank credit facility, the Company is restricted from buying back additional shares or paying cash dividends.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $10,000,000 was available for borrowing as of July 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For fiscal 2004, the Company has entered into a revolving credit facility with Wells Fargo Bank, as amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (4.25% at July 31, 2004) plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, the Company purchased an interest rate swap from Wells Fargo Bank that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 0.50%, or at LIBOR plus 2.75%. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $104,000 for the fiscal quarter ended July 31, 2004. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount. As of July 31, 2004, the Company has borrowed $46,821,000 under its Wells Fargo term loan and asset-based credit facility.

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

We carried out an evaluation, under the supervision and with the participation of our company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer and other members of management, concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities Exchange Commission.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 8, 2004.

Election of three directors whose terms expire in 2007.

	Votes For	Authority Withheld
Douglas A. Virtue	11,158,495	902,017
Evan M. Gruber	11,306,493	606,015
Albert J. Moyer	11,522,774	173,453

Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004 was approved: 11,577,992 shares were voted for the proposal, 44,404 shares were voted against it and 11,457 shares abstained.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 – Certification of Robert A. Virtue, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

On June 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s first quarter results.

On September 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the second quarter ended July 31, 2004.

Signatures

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     VIRCO MFG. CORPORATION

Date: September 8, 2004	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President - Finance

Date: September 8, 2004	By:	/s/ Bassey Yau
Bassey Yau
Corporate Controller