Form 10-Q
period 2004-10-31
VIRCO MFG CORPORATION
filed 2004-12-10
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended	October 31, 2004	Commission File Number	1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 533-0474

No change

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No

     The number of shares outstanding of each of the issuer’s classes of common stock, as of December 3, 2004.

Common Stock	13,098,364 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)

Condensed consolidated balance sheets - October 31, 2004, January 31, 2004 and October 31, 2003

Condensed consolidated statements of income and operations - Three months ended October 31, 2004 and 2003

Condensed consolidated statements of operations - Nine months ended October 31, 2004 and 2003

Condensed consolidated statements of cash flows - Nine months ended October 31, 2004 and 2003

Notes to condensed consolidated financial statements - October 31, 2004

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

(a) Exhibits

Exhibit 31.1 - Certification of Robert A. Virtue, President, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
On April 14, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company's financial results for the fourth quarter and fiscal year ended January 31, 2004.

On June 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company's financial results for the first quarter ended April 30, 2004.
On September 7, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company's financial results for the second quarter ended July 31, 2004.
On December 10, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company's financial results for the third quarter ended October 31, 2004.
Signatures
EX-31.1
EX-31.2
EX-32.1

PART 1

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
ASSETS	10/31/2004	1/31/2004	10/31/2003
	Unaudited (Note 1)		Unaudited (Note 1)
Current assets
Cash	$1,633	$2,059	$2,284
Accounts and notes receivable	30,097	17,696	25,003
Less allowance for doubtful accounts	331	225	320

Net accounts and notes receivable	29,766	17,471	24,683
Income tax receivable	1,136	1,423	853
Inventories (Note 2)
Finished goods	14,180	10,470	10,873
Work in process	5,403	11,141	8,615
Raw materials and supplies	6,218	6,860	6,916

Total inventories	25,801	28,471	26,404
Deferred income taxes	—	—	2,416
Prepaid expenses	728	1,962	589

Total current assets	59,064	51,386	57,229
Property, plant & equipment
Cost	159,309	157,271	156,978
Less accumulated depreciation	101,060	93,913	91,949

Net property, plant & equipment	58,249	63,358	65,029
Goodwill and other intangible assets	2,343	2,350	2,200
Other assets	9,174	9,174	13,492

Total assets	$128,830	$126,268	$137,950

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY	10/31/2004	1/31/2004	10/31/2003
	Unaudited (Note 1)		Unaudited (Note 1)
Current liabilities
Checks released but not yet cleared bank	$4,860	$2,702	$2,229
Accounts payable	11,272	9,513	5,917
Accrued compensation and employee benefits	5,662	5,636	6,617
Current maturities on long-term debt	27,018	3,138	34,012
Other current liabilities	4,736	4,993	4,754

Total current liabilities	53,548	25,982	53,529
Non-current liabilities
Accrued self-insurance retention and other	2,023	4,053	3,557
Accrued pension expenses	13,449	11,686	18,550
Long term debt (less current portion)	—	22,195	247

Total non-current liabilities	15,472	37,934	22,354
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; 14,585,894 shares issued at 10/31/2004; 14,583,331 shares issued at 1/31/2004 and 10/31/2003	146	146	145
Additional paid-in capital	127,140	127,133	126,728
Accumulated deficit	(43,961)	(41,412)	(39,424)
Less treasury stock at cost (1,487,530 shares at 10/31/2004 and 1/31/2004; 1,487,530 at 10/31/2003)	(19,271)	(19,271)	(19,406)
Less accumulated comprehensive loss	(4,244)	(4,244)	(5,976)

Total stockholders’ equity	59,810	62,352	62,067

Total liabilities and stockholders’ equity	$128,830	$126,268	$137,950

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
Unaudited (Note 1)

(Amounts in thousands, except per share data)
	Three Months Ended
	10/31/2004	10/31/2003
Net sales	$69,502	$65,802
Cost of goods sold	49,111	46,937

Gross profit	20,391	18,865
Operating expense
Selling, general and administrative expense	19,825	21,450
Separation charges	—	4,589
Interest expense	545	501

	20,370	26,540
Income/(loss) before income taxes	21	(7,675)
Income tax expense/(benefit)	—	—

Net income/(loss)	$21	$(7,675)

Weighted average shares outstanding (a)
Basic	13,105	13,099
Diluted	13,384	13,099
Net income/(loss) per common share (a)
Basic	$0.00	$(0.59)
Diluted	$0.00	$(0.59)

(a) For fiscal year 2003, net loss per share was calculated based on basic shares outstanding at October 31, 2003, due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

(Amounts in thousands, except per share data)
	Nine Months Ended
	10/31/2004	10/31/2003
Net sales	$168,636	$162,843
Cost of goods sold	116,131	112,601

Gross profit	52,505	50,242
Operating expense
Selling, general and administrative expense	53,571	59,472
Separation charges	—	12,377
Interest expense	1,483	1,313

	55,054	73,162
Loss before income taxes	(2,549)	(22,920)
Income tax expense/(benefit)	—	(2,946)

Net loss	$(2,549)	$(19,974)

Weighted average shares outstanding (a)
Basic	13,113	13,107
Net loss per common share (a)
Basic	$(0.19)	$(1.52)

(a) Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

(Dollar amounts in thousands)	Nine Months Ended
	10/31/2004	10/31/2003
Operating activities
Net loss	$(2,549)	$(19,974)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,376	8,901
Provision for doubtful accounts	96	102
Loss on sale of property, plant and equipment	9	49
Changes in assets and liabilities
Accounts and notes receivable	(12,391)	(7,384)
Inventories	2,670	16,635
Prepaid expenses and other current assets	1,234	906
Income taxes receivable/payable	287	(4,391)
Accounts payable and accrued expenses	3,426	2,230

Net cash provided by (used in) operating activities	158	(2,926)
Investing activities
Capital expenditures	(2,276)	(943)

Cash used in investing activities	(2,276)	(943)
Financing activities
Issuance of long-term debt	2,727	5365
Repayment of long-term debt	(1,042)	—
Purchase of treasury stock	—	(446)
Payment of cash dividend	—	(525)
Issuance of common stock	7	120

Net cash provided by financing activities	1,692	4,514
Net change in cash	(426)	645
Cash at beginning of year	2,059	1,639

Cash at end of quarter	$1,633	$2,284

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

Note 1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2004, are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The balance sheet at January 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2004.

Note 2.	Inventories

Year end financial statements at January 31, 2004 reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2004 and 2003, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended October 31, 2004 and 2003. LIFO reserves at October 31, 2004 and January 31, 2004 were $4,042,000. LIFO reserves at October 31, 2003 were $3,527,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, Virco purchased an interest rate swap from Wells Fargo Bank, that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity to expire on August 1, 2005 with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (4.75% at October 31, 2004) plus a margin of 0.50%, or at LIBOR plus 2.75%. Subsequent to October 31, 2004, the revolving line was further extended by an additional three months expiring November 1, 2005. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%.

At October 31, 2004, the Company was in violation of certain of its loan covenants. In December 2004, Wells Fargo provided the Company with a waiver of these covenants as of October 31, 2004. However, based on management’s forecasts for operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants at the fourth quarter ending January 31, 2005. Accordingly, the debt has been classified as a current liability on the October 31, 2004 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility so that the Company will comply with the future quarterly debt covenants. No assurance can be given that such negotiations will be successful. If they are not, the Company would be in default with the bank, which could significantly affect its liquidity. If additional sources of financing are not available, the Company plans to continue to implement measures to conserve cash or reduce costs.
For the quarter ended October 31, 2003, the Company violated one of the covenants under the line of credit with Wells Fargo Bank. Accordingly, the debt has been classified as a current liability on the October 31, 2003 balance sheet. Wells Fargo provided a waiver of the covenant.

Note 4.	Income Taxes

We recognize deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at October 31, 2004 and January 31, 2004; a partial valuation allowance has been recorded at October 31, 2003. At October 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2024, if not utilized. Federal net operating losses that potentially can be carried forward total approximately $13.8 million at October 31, 2004.

Note 5.	Net Income/(Loss) Per Share

For the three month period ended October 31, 2004, net income/(loss) per share was calculated based on diluted shares outstanding at October 31, 2004. For the nine month period ended October 31, 2004 and three and nine month periods ended October 31, 2003, net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of income/(loss) per share (in thousands, except per share data) :

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2004	2003	2004	2003
Net income/(loss)	$21	$(7,675)	$(2,549)	$(19,974)

Average shares outstanding	13,105	13,099	13,113	13,107
Net effect of dilutive stock options — based on the treasury stock method using average market price	279	35	206	23

Totals	13,384	13,134	13,319	13,130

Net income/(loss) per share — basic	$0.00	$(0.59)	$(0.19)	$(1.52)

Net income/(loss) per share — diluted	$0.00	$(0.59)	$(0.19)	$(1.52)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/(loss) for future years. The Company’s information for the three and nine months ended October 31, 2004 and October 31, 2003 are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2004	2003	2004	2003
Net income/(loss)	$21	$(7,675)	$(2,549)	$(19,974)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	13	6	40	43

Net income/(loss)	$8	$(7,691)	$(2,589)	$(20,017)

Net income/(loss) per share — basic	$0.00	$(0.59)	$(0.20)	$(1.52)

Net income/(loss) per share — diluted	$0.00	$(0.59)	$(0.19)	$(1.52)

Note 6.	Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and nine months ended October 31, 2004 and October 31, 2003 was the same as net income/(loss) reported on the statement of income and operations.

Accumulated comprehensive loss at October 31, 2004, January 31, 2004 and October 31, 2003 is composed of minimum pension liability adjustments.

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

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10K dated January 31, 2004, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a non-qualified plan for non-employee directors of the Company (the Non-Employee Directors Retirement Plan). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10K dated January 31, 2004, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months ended October 31, 2004 and 2003 were as follows (in thousands):

					Non-Employee Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	Three months ended October 31,
	2004	2003	2004	2003	2004	2003
Service cost	$57	$346	$65	$200	$5	$5
Interest cost	321	466	83	122	6	6
Expected return on plan assets	(250)	(294)	—	—	—	—
Amortization of transition amount	(9)	(10)	—	—	—	—
Amortization of prior service cost	95	140	(115)	(124)	22	22
Recognized net actuarial loss	52	270	22	102	(6)	(6)
Settlement and curtailment	—	1,539	—	(132)	—	—

Net periodic pension cost	$266	$2,457	$55	$168	$27	$27

					Non-Employee Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	Nine months ended October 31,
	2004	2003	2004	2003	2004	2003
Service cost	$172	$1,038	$195	$600	$16	$14
Interest cost	963	1,398	249	367	18	17
Expected return on plan assets	(750)	(881)	—	—	—	—
Amortization of transition amount	(27)	(31)	—	—	—	—
Amortization of prior service cost	284	421	(344)	(374)	65	66
Recognized net actuarial loss	158	808	65	307	(19)	(17)
Settlement and curtailment	—	3,077	—	(264)	—	—

Net periodic pension cost	$800	$5,830	$165	$636	$80	$80

Note 8.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty-claim activity for the nine months ended October 31, 2004 and 2003.

	Nine months ended October 31,
	2004	2003
Beginning Accrued Warranty Balance	$1,351,000	$901,000
Provision	1,225,000	898,000
Costs Incurred	(1,225,000)	(898,000)

Ending Accrued Warranty Balance	$1,351,000	$901,000

Note 9.	Separation Charges

During the second and third quarters of fiscal year 2003, the Company determined that the reduced level of orders received in the first quarter would likely continue for the rest of the year and possibly through 2004 as well. In the second quarter the Company announced a Voluntary Severance Program in addition to other measures that included voluntary part-time work and voluntary sabbaticals. Under the program, employees who voluntarily terminated their employment with the Company were paid six months of severance pay. During the second quarter, nearly 500 employees accepted this offer. Approximately 25% of the workforce severed their employment in June and July. Including employer taxes, the Company incurred approximately $7.8 million in severance costs during the second quarter. During the third quarter, the Company elected to further reduce expenses and head count through a non-voluntary reduction in force. In September, the Company laid off an additional 160 employees. These employees were given six months of severance pay in addition to a variety of outplacement service benefits to help them locate new employment. The Company incurred approximately $2.6 million of severance costs and approximately $2 million in pension settlement costs in the third quarter related to this reduction in force.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the third quarter of 2004, the Company earned net income of $21,000 on sales of $69,502,000 compared to a net loss of $7,675,000 on sales of $65,802,000 in the same period last year. Sales for the third quarter ended October 31, 2004 increased by $3,700,000, a 6% increase, compared to the same period last year. Incoming orders for the same period increased by approximately 3%. For the nine month period ending October 31, 2004, the Company incurred a net loss of $2,549,000 on sales of $168,636,000, compared to a net loss of $19,974,000 on sales of $162,843,000 in the same period last year. Incoming orders for same period increased by approximately 3%. Backlog at October 31, 2004 was slightly lower compared to the prior year.

As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2004, in the prior year the Company incurred a severe decline in sales volume, primarily due to decreased funding levels at state and local governments. In the prior year, Virco offered employees a voluntary severance package, resulting in a $7.8 million separation charge in the second quarter last year. This voluntary program was followed by a mandatory reduction in force in the third quarter, resulting in a $4.6 million charge. These programs were intended to reduce the cost structure of the Company so that Virco could operate profitably at an annual sales volume of approximately $200 million. For the first nine months of the current year, the rate of orders from publicly funded entities has stabilized. The efforts to reduce the cost structure of the Company have been effective, with the Company shipping increased sales during the first nine months while reducing selling, general and administrative spending by nearly $6 million. The Company has made similar reductions in manufacturing overhead spending, but these savings have been offset by increased material costs.

Gross profit for the third quarter and first nine months, as a percentage of sales, remained slightly higher than the same periods last year. For the quarter ended October 31, 2004 as well as the first nine months, the Company has incurred significantly higher steel prices. In addition to higher prices, the Company has not always been able to purchase the precise steel desired, resulting in yield variances. Since the Company sells to schools under annual contracts, the Company has been unable to pass the impact of these increased material costs to its customers. As steel prices and availability over the next three months is still quite uncertain, it is not possible to accurately quantify the impact on the Company for the year, but the cost could be in the range of seven to ten million dollars. For the first nine months decreased overhead spending substantially offset the increased material cost, resulting in slightly improved gross margin percentages.

In response to the increased costs of raw material and freight, the Company intends to raise prices for the fiscal year ending January 31, 2006. In addition to price increases, the Company intends to promote pricing structures that encourage larger average order sizes, facilitating freight and warehousing efficiencies. Due to the nature of the Company’s annual contracts, the planned price increase will not begin to take effect until the first quarter of 2005, and will not be fully effective until the summer of 2005.

Selling, general and administrative (SG&A) expense for the quarter ended October 31, 2004 declined by approximately $1.6 million compared to the same period last year. SG&A expense decreased as a percentage of sales by more than 4%. SG&A expense for the nine months ended October 31, 2004 declined by nearly $6 million compared to the same period last year, and decreased as a percentage of sales by approximately 4%.

The decreased expense is due to improved warehousing and freight efficiencies, reductions in staffing, and freezing of the defined benefit plans.

Interest expense for the first nine months increased by approximately $170,000 compared to the same period last year. The increase is attributable to increased rates offset by reduced borrowings.

At October 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2024, if not utilized. Federal net operating losses that potentially can be carried forward total approximately $13.8 million at October 31, 2004. In the prior year, the Company recorded an income tax benefit of $2.9 million, primarily attributable to net operating loss carry backs available. For the current year, the Company did not accrue an income tax benefit.

Financial Condition:

As a result of seasonally higher shipments during the summer, accounts receivable were $12.3 million greater than January 31, 2004. Accounts receivable were approximately $5 million higher than October 31, 2003 due to increased October shipping activity this year in addition to a larger number of projects, which take longer to collect. The Company traditionally builds large quantities of inventory during the first and second quarters in anticipation of seasonally high summer shipments. In the prior year, the Company severely curtailed production and inventory to reflect reduced sales volumes. For the current year, sales volume has stabilized and the related volume of inventory has stabilized. The Company decreased inventory by nearly $2.7 million compared to January 31, 2004. Inventories were approximately $0.6 million less than the level at October 31, 2003 despite the increased cost of raw materials due to improved inventory management. The increase in receivables and inventory were financed through the credit facility with Wells Fargo Bank.

The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2004, which is approximately one-half of anticipated depreciation expense. Capital spending for the nine months ended October 31, 2004 was $2,276,000 compared to $943,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank.

Net cash provided in operating activities for the first nine months ended October 31, 2004 was $158,000 compared to net cash used of $2,900,000 for the same period last year. The improvement in cash provided by operating activities was due to an improvement in operating loss for the first nine months primarily attributable to the reduced cost structure, offset by a smaller reduction in inventories along with a larger increase in receivables.

In April 1998, the Board of Directors approved a stock buyback program. As of October 31, 2004, the Company has repurchased approximately 1,454,000 shares at a cost of approximately $18,788,000 since the inception of this program. Under the current Wells Fargo Bank credit facility, the Company is restricted from buying back additional shares or paying cash dividends.

At October 31, 2004, the Company was in violation of certain of the debt covenants related to the credit agreement with Wells Fargo. Effective December 2, 2004, Wells Fargo provided the Company with a waiver of these covenenants as of October 31, 2004. Based upon management’s forecasts for operating results for the remainder of the year, it is more likely than not that the Company will violate the loan covenants at the fourth quarter ending January 31, 2005. Accordingly, the debt has been classified as a current liability on the October 31, 2004 balance sheet. The Company is currently negotiating with Wells Fargo to restructure the credit facility to provide adequate liquidity for its fiscal year ending January 31, 2006 business plan and to establish covenants consistent with the plan.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $11,000,000 was available for borrowing as of October 31, 2004.

Critical Accounting Policies and Estimates:

The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2004.

Forward-Looking Statements:

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For fiscal 2004, the Company has entered into a revolving credit facility with Wells Fargo Bank, as amended and restated January 27, 2004, which provides a term loan of $12,500,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $45,000,000. The term loan is a three-year amortizing line with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (4.75% at October 31, 2004) plus a fluctuating margin of 0.75%, or at LIBOR plus 3.25%. Under the term loan, the Bank is entitled to require the Company to fix the interest rate on up to $6 million of debt. Effective February 1, 2004, the Company purchased an interest rate swap from Wells Fargo Bank that effectively fixed the rate of interest on $6 million for a period of three years at a rate of 6.32%. The revolving line has an 18-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 0.50%, or at LIBOR plus 2.75%. The revolving line also allows the Company the option to borrow under 30- 60- and 90-day fixed term rates at LIBOR plus 2.75%. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $108,000 for the fiscal quarter ended October 31, 2004. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount. As of October 31, 2004, the Company has borrowed $26,682,000 under its Wells Fargo term loan and asset-based credit facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the SEC) pursuant to the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

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

On December 10, 2004, Virco Mfg. Corporation filed a Current Report on Form 8-K pursuant to Item 5, our interim report on the Company’s financial results for the third quarter ended October 31, 2004.

Signatures

VIRCO MFG. CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION

Date:	December 10, 2004	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President – Finance

Date:	December 10, 2004	By:	/s/ Bassey Yau

Bassey Yau
Corporate Controller