Form 10-K
period 2005-01-31
VIRCO MFG CORPORATION
filed 2005-04-18
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference or in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant on July 30, 2004 was $96.3 million (based upon the closing price of the registrant’s common stock, as reported by the American Stock Exchange).

     Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 4, 2005, there were 13,099,825 shares of the registrant’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive proxy statement for registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report as set forth herein. Portions of registrant’s Annual Report to Stockholders for the year ended January 31, 2005, are incorporated by reference into Part I and Part II of this Form 10-K Report as set forth herein.

PART I

     This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum based products; the availability and cost of labor: the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.

     Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company’s control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company’s ability to predict, general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, and competition.

     In this report, words such as “anticipates,” “believes,” “expects,” “will continue” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Item 1. Business

Introduction

     Designing, producing and distributing high-value furniture for a diverse family of customers is a 55-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”). Over the years, Virco has become the largest manufacturer of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company has also become a leading supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.

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

     Virco operates one business segment, with one product line that is marketed and distributed through a variety of sales channels. Virco maintains a core marketing group, which reports to the President and is composed of representatives from sales, product development and corporate marketing. This group prepares annual plans for the allocation of resources for product development, marketing and selling expenses for various sales channels, for customer service, and for the implementation of the Company’s product stocking plan.

     Virco employs approximately 1,275 people nationwide and has approximately 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities for the production and distribution of furniture in two principal locations: Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be made in either location, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both locations maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.

     Management’s strategy is to position Virco as the overall value supplier of moveable furniture and equipment for publicly-funded institutions characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. For one, Virco has developed what management believes to be the largest direct sales force of any education furniture manufacturer. Management believes this provides Virco with a competitive advantage over the Company’s primary competitors, who rely instead upon distributorships, by allowing Virco to cut-out the “middleman” and deal directly with end customers. Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco’s physical facilities are designed to support its Assemble-to-Ship (“ATS”) strategy that allows for the manufacture and storage of common components during the slow portions of the year followed by assembly to customer specific combinations prior to shipment. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during the summer months. For more information about the Company’s business model and strategy for the future, please see the section entitled “To Our Stockholders” in Virco’s Annual Report to Stockholders for the year ended January 31, 2005.

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

Principal Products

     Virco offers the broadest line of furniture for the K-12 market of any manufacturer in the United States. Virco also provides a variety of products for the preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.

     Virco’s principal products include:

SEATING – Among the Company’s newest chair offerings are the Zuma™, Ph.D.®, I.Q.® Lunada® and Virtuoso® lines. Traditional favorites include best-selling Classic Series™ stack chairs and a variety of Martest 21® hard plastic seating. In addition, Virco provides a wide selection of upholstered stack chairs, plastic stack chairs, Egg® Series ergonomic office chairs, steel dining chairs and folding chairs.

TABLES – Virco tables range from the innovative Plateau® table system to lightweight Core-a-Gator® folding tables. The Future Access® Series delivers functional computer-support solutions, while Lunada® bases by Peter Glass may be used in a wide variety of environments. The Company offers a full spectrum of traditional folding and banquet tables, activity tables, mobile tables, cafe tops and bases, and office tables.

COMPUTER FURNITURE – Virco’s full range of computer furniture includes versatile Future Access and 8700 Series computer tables. In addition, the Company’s Plateau Office Solutions collection offers a variety of technology-support furniture alternatives, as does the Plateau Library/Technology Solutions product line.

DESKS/CHAIR DESKS – Virco’s extensive offerings include a complete spectrum of student desks, chair desks, combo units, tablet arms and teachers’ desks. Selected models are available with durable, colorfast Martest 21 hard plastic seats, backs and work surfaces.

MOBILE FURNITURE – Virco offers a complete line of sturdy mobile cabinets for storage needs. In addition, the Company offers mobile tables for situations where quick set-up and tear-down are desirable, such as in banquet facility and lunchroom settings.

STORAGE EQUIPMENT – Virco offers a complete line of chair and table trucks, as well as large-scale storage units for arenas, convention centers and similar venues.

     Please note that this report includes trademarks of Virco, including, but not limited to, the following: Zuma™, Ph.D.®, I.Q.®, Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access® and Sigma™. Other names and brands included in this report may be claimed by Virco as well or by third parties.

     Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship.

Raw Materials

The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials in the manufacture of its principal products from many different sources. Management does not believe that we are more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company’s largest raw material cost is for steel, followed by plastics and wood. During 2004 the cost of steel and plastic increased significantly because of high worldwide demand for the materials, especially in China, and the Company was not able to pass along these costs due to the significant number of annual contracts with school districts. The Company intends to raise prices to cover the increased costs of raw materials as annual contracts come up for bid in 2005.

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

     Virco’s educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company’s approach to servicing its customer base is very flexible, and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who may include purchasing agents or individual school principals where site-based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full service dealer partners. The Company’s direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.

     On May 1, 2002, Virco acquired certain assets of Furniture Focus™, an Ohio based reseller of furniture that offers complete package solutions for the Furniture, Fixture, and Equipment (FF&E) segment of bond funded public school construction projects. The Furniture Focus sales force and back office operations were integrated into Virco at the acquisition date. In 2003, Virco began to market package solutions nationwide. During 2004, increased project sales comprised the majority of sales growth compared to 2003. For 2005, Virco intends to continue to refine its package solutions and to improve its project management capabilities.

     A significant portion of Virco’s business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. During the period covered by the annual contracts, the Company has very limited ability to increase selling prices and in some cases has no ability to increase selling prices. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds. This can adversely impact margins when raw material, conversion costs, or distribution costs are increasing, and can benefit margins when these costs decrease.

     Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality installations, and mass merchants. Sales to this market include colleges and universities, preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.

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

Working Capital Requirements During the “Peak” Summer Season

     As discussed above, the market for educational furniture is marked by extreme seasonality, with the vast majority of sales occurring from June to September each year, which is the Company’s peak season. Hence, Virco builds and carries significant amounts of inventory during this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the high season.

     In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company must rely on external sources of financing. Currently, the Company has a line of credit with Wells Fargo Bank to assist it in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season. For more information on this financing arrangement, please see the section entitled “Liquidity and Capital Resources” in the Management’s Discussion and Analysis section contained in Virco’s Annual Report to Stockholders for the fiscal year ended January 31, 2005.

     Virco’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect the bottom line. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory; moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company’s business during the peak season each year based in part on annual contracts which are in place and management’s experience with respect to the market.

     As part of Virco’s efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining an operating model called Assemble-to-Ship (“ATS”). ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying costly assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible workforce. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve. During the 2002 year, the Company added a sabbatical program to reduce spending in the fourth quarter when sales and required production are at the lowest levels. These programs have helped Virco avoid layoffs and reduce the need for inefficient temporary production workers.

Developments During 2004

     For a discussion of the general developments of Virco’s business during the period covered by this report, please see the section entitled “To Our Stockholders” in the Company’s Annual Report to Stockholders for the year ended January 31, 2005.

Other Matters

     Competition

     Virco has numerous competitors in each of its markets. In the educational furniture market, competitors include Sagus International LLC, (which markets product under Artco-Bell, American Desk, Midwest Folding Products, CampbellRhea, and LSI), Royal, Bretford, Smith Systems, Columbia, Scholarcraft and School Specialty. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.

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

     Backlog

     Sales order backlog at January 31, 2005, totaled $12.4 million and approximates five weeks of sales, compared to $12.4 million at January 31, 2004, and $13.0 million at January 31, 2003.

     Patents and Trademarks

     In the last five years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 20 patents on its various new product lines. These patents cover various design and utility features in Ph.D. chairs, I.Q. Series furniture, and the Zuma family of products, among others.

     Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco’s intellectual property as well. These patents expire over a period of time ranging from four to 17 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco’s patents are an important element of its success, Virco’s business as a whole is not believed to be materially dependent on any one patent.

     In order to distinguish genuine Virco products from competitors’ products, Virco has obtained certain trademarks and tradenames for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco’s tradenames play an important role in its success, Virco’s business as a whole is not believed to be materially dependent on any one trademark, except perhaps the trademark “Virco,” which the company has protected and enhanced as an emblem of quality educational furniture for over 50 years.

     Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

     Employees

     Virco and its subsidiaries employ approximately 1,275 full-time employees at various locations. Of this number, approximately 1,020 are involved in manufacturing and distribution, approximately 175 in sales and marketing and approximately 80 in administration.

     Environmental Compliance

     Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Although Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency, it is possible that the Company’s operations may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.

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

Executive Officers of the Registrant

     As of April 1, 2005, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2005	Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	72	1990
D. A. Virtue (2)	Executive Vice President	46	1992
S. Bell (3)	Vice President – General Manager, Conway Division	48	2004
A. Choy (4)	Vice President – Planning and Information Technology	29	2004
R. E. Dose (5)	Vice President – Finance, Secretary and Treasurer	48	1995
A. Gamble (6)	Vice President – Human Resources	36	2004
P. Quinones (7)	Vice President – Logistics and Marketing Services	41	2004
D. R. Smith (8)	Vice President – Marketing	56	1995
L. L. Swafford (9)	Vice President – Legal Affairs	40	1998
N. Wilson (10)	Vice President – General Manager, Torrance Division	57	2004
L. O. Wonder (11)	Vice President – Sales	53	1995
B. Yau (12)	Corporate Controller, Assistant Secretary and Treasurer	46	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 48 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 19 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 16 years and has served in a variety of manufacturing, safety, and environmental positions.

(4)	Appointed in 2004; has been employed by the Company for 5 years in a variety of analytic and technology positions, currently as Vice President of Planning and Information Technology.

(5)	Appointed in 1995; has been employed by the Company for 14 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(6)	Appointed in 2004; has been employed by the Company for 6 years and has served as Manager of Human Resources, as Director of Human Resources, currently as Vice President of Human Resources.

(7)	Appointed in 2004; has been employed by the Company for 13 years in a variety customer and marketing service positions, currently as Vice President of Logistics and Marketing Services.

(8)	Appointed in 1995; has been employed by the Company for 20 years in a variety of sales and marketing positions, currently as Vice President of Marketing.

(9)	Appointed in 1998; has been employed by the Company for 9 years and has served as Associate Corporate Counsel, currently as Vice President of Legal Affairs.

(10)	Appointed in 2004; has been employed by the Company for 38 years in a variety of manufacturing, warehousing, and transportation positions, currently as Vice President – General Manager, Torrance Division.

(11)	Appointed in 1995; has been employed by the Company for 27 years in a variety of sales and marketing positions, currently as Vice President of Sales.

(12)	Appointed in 2004; has been employed by the Company for 8 years and has served as Corporate Controller, currently as Corporate Controller, Assistant Secretary and Treasurer.

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

     The SEC also maintains an internet world-wide website that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is http://www.sec.gov.

     In addition, Virco makes available to its stockholders, free of charge through its internet world-wide website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is http://www.virco.com.

     The Company has adopted a Code of Conduct and Ethics for Directors, Officers and Employees applicable to its directors and officers (including its chief executive officer, chief financial officer, corporate controller. The Company’s Code of Conduct and Ethics is available on the Company’s website at www.virco.com. The Company intends to disclose waivers under this Code of Ethics, or amendments thereto, that apply to the persons listed above on the Company’s website at www.virco.com or in a report on Form 8-K as required.

Item 2. Properties

Torrance, California

     Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a five-year lease (with one five-year renewal option) expiring January 2010. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.

Conway, Arkansas

     The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office facilities. This facility is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers, which has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco’s ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled.

     In addition to the complex described above, the Company operates three other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 45 years. The Company manufactures fabricated steel and injection molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression molded components. This building is leased under a 10-year lease expiring in March 2008. The third is a 150,000 sq. ft. finished goods warehouse that is owned by the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Incorporated herein by reference is the information appearing under the caption “Supplemental Stockholders’ Information” which appears in Virco’s Annual Report to Stockholders for the year ended January 31, 2005. As of April 4, 2005, there were approximately 338 registered stockholders according to transfer agent records. There were approximately 923 beneficial stockholders.

     On January 31, 2005, there were 120,000 shares available for grant under the 1997 Employee Incentive Plan. On January 31, 2004, there were 403,000 shares available for grant.

Dividend Policy

     It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. No dividends were declared or paid in fiscal 2004 and the third or fourth quarters of 2003. In the first and second quarter of 2003 and fiscal year 2002, the Company declared a $0.02 per quarter cash dividend and an annual 10% stock dividend. Under the current line of credit with Wells Fargo, Virco is restricted from paying cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans - excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	368,000	$11.17	120,000
Equity compensation plans not approved by security holders	None	None	None
Total	368,000	$11.17	120,000

Item 6. Selected Financial Data

     Incorporated herein by reference is the Selected Financial Data Information appearing in Virco’s Annual Report to Stockholders for the year ended January 31, 2005. This data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information is incorporated herein by reference to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in Virco’s Annual Report to Stockholders for the year ended January 31, 2005.

Item 7a . Quantitative and Qualitative Disclosures about Market Risk

     This information is incorporated herein by reference to the “Inflation and Future Change in Prices” section of “Management’s Discussion and Analysis and Results of Operations” included in Virco’s Annual Report to Stockholders for the year ended January 31, 2005.

     The Company has risk in its exposure to certain material costs. The Company’s largest raw material costs are for steel, followed by plastics, and wood. The Company is also exposed to costs of fuel, which impacts material costs in the form of inbound freight, certain manufacturing processes, and costs to ship product to the Company’s customers. The cost of steel and plastic increased substantially during the fiscal year ended January 31, 2005. Due to the nature of the annual contracts with school districts, the Company was not able to pass along these increased costs.

     As of January 31, 2005, Virco had borrowed $23,003,000 under the Wells Fargo credit facilities. Accordingly, a 100 basis point upward fluctuation in the interest rate would have caused the Company to incur additional interest charges of approximately $349,000 for the fiscal year ended January 31, 2005. Virco would have benefited from a similar interest savings if the base rate were to have fluctuated downward by the same amount.

Item 8 . Financial Statements and Supplementary Data

     The report of independent registered public accounting firm, consolidated financial statements and the notes thereto included in the Annual Report to Stockholders for the year ended January 31, 2005, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

     Virco carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and other members of management concluded that, subject to the limitations noted in this Part II, Item 9A, Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(d) have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” preceding the Company’s financials and footnote disclosures.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2005, and in Part I of this report under the heading “Executive Officers of the Registrant.”

Item 11 . Executive Compensation

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2005.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2005.

Item 14. Principal Accounting Fees and Services

     The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	The following consolidated financial statements of Virco Mfg. Corporation, included in the annual report of the registrant to its stockholders for the year ended January 31, 2005, are incorporated by reference in Item 8.

Management’s Report on Internal Control Over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets – January 31, 2005 and 2004.

Consolidated statements of operations – Years ended January 31, 2005, 2004, and 2003.

Consolidated statements of stockholders’ equity – Years ended January 31, 2005, 2004, and 2003.

Consolidated statements of cash flows – Years ended January 31, 2005, 2004, and 2003.

Notes to consolidated financial statements – January 31, 2005.

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

VIRCO MFG. CORPORATION

Date:	April 14, 2005	By:	/s/ Robert A. Virtue

Robert A. Virtue
Chairman of the Board and
Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board,	April 14, 2005
Robert A. Virtue	Chief Executive Officer,
President and Director

/s/ Robert E. Dose	Vice President – Finance,	April 14, 2005
Robert E. Dose	Secretary and Treasurer
(Principal Financial Officer)

/s/ Bassey Yau	Corporate Controller,	April 14, 2005
Bassey Yau	(Principal Accounting Officer)

/s/ Douglas A. Virtue	Director	April 14, 2005
Douglas A. Virtue

/s/ Donald S. Friesz	Director	April 14, 2005
Donald S. Friesz

/s/ Evan M. Gruber	Director	April 14, 2005
Evan M. Gruber

/s/ Robert K. Montgomery	Director	April 14, 2005
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 14, 2005
Albert J. Moyer

/s/ Glen D. Parish	Director	April 14, 2005
Glen D. Parish

/s/ Donald A. Patrick	Director	April 14, 2005
Donald A. Patrick

/s/ James R. Wilburn	Director	April 14, 2005
James R. Wilburn

VIRCO MFG. CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the Year Ended January 31, 2005

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services, as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (Commission File No. 001-08777), filed with the Commission on May 1, 2002).

10.7	Revolving Line of Credit Note dated January 27, 2004, between the Company and Wells Fargo Bank, N.A., a national banking association (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2004).

10.8	Amendment to Revolving Line of Credit Note dated January 21, 2005, between the Company and Wells Fargo Bank, N.A., a national banking association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2005).

13.1	Annual Report to Stockholders for the Year Ended January 31, 2005.

14.1	Code of Conduct and Ethics.

21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.