Form 10-Q
period 2005-04-30
VIRCO MFG CORPORATION
filed 2005-06-09
CIK 751365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended April 30, 2005	Commission File Number 1-8777

VIRCO MFG. CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 533-0474

No change

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common stock, as of June 3, 2005.

Common Stock 13,099,825 Shares

VIRCO MFG. CORPORATION

INDEX

Part I. Financial Information

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets - April 30, 2005, January 31, 2005 and April 30, 2004
Condensed consolidated statements of operations - Three months ended April 30, 2005 and 2004
Condensed consolidated statements of cash flows - Three months ended April 30, 2005 and 2004
Notes to condensed consolidated financial statements - April 30, 2005

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

PART I

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2005	1/31/2005	4/30/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$495	$1,192	$830

Trade accounts receivable	16,112	16,222	13,286
Less allowance for doubtful accounts	262	225	297

Net trade accounts receivable	15,850	15,997	12,989

Income taxes receivable	—	1,279	1,117
Other receivables	179	165	332

Inventories
Finished goods, net	12,611	9,676	21,670
Work in process, net	24,546	10,373	19,414
Raw materials and supplies, net	8,438	5,998	6,305

	45,595	26,047	47,389

Prepaid expenses and other current assets	1,153	1,340	956

Total current assets	63,272	46,020	63,613

Property, plant and equipment:
Land and land improvements	3,253	3,287	3,288
Buildings and building improvements	49,542	49,542	49,547
Machinery and equipment	104,319	104,762	103,831
Leasehold improvements	1,289	1,307	1,251

	158,403	158,898	157,917
Less accumulated depreciation and amortization	103,535	102,009	96,356

Net property, plant and equipment	54,868	56,889	61,561

Goodwill and other intangible assets, net	2,334	2,337	2,348
Other assets	8,889	8,795	9,174

Total assets	$129,363	$114,041	$136,696

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2005	1/31/2005	4/30/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,909	$1,759	$2,379
Accounts payable	19,350	13,948	13,104
Accrued compensation and employee benefits	5,094	5,722	5,057
Current portion of long-term debt	5,012	5,012	11,764
Other accrued liabilities	5,073	4,245	4,780

Total current liabilities	37,438	30,686	37,084

Non-current liabilities:
Accrued self-insurance retention and other	3,723	3,221	4,149
Accrued pension expenses	13,288	12,751	12,295
Long-term debt, less current portion	31,327	18,118	25,417

Total non-current liabilities	48,338	34,090	41,861

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 13,099,825 shares at 4/30/2005, 13,098,364 shares at 1/31/2005 and 14,583,331 shares at 4/30/2004	131	131	146
Additional paid-in capital	107,888	107,883	127,133
Retained deficit	(61,090)	(55,407)	(46,013)
Less treasury stock at cost (0 shares at 04/30/2005 and 01/31/2005; 1,487,530 shares at 04/30/2004)	—	—	(19,271)
Accumulated comprehensive loss	(3,342)	(3,342)	(4,244)

Total stockholders’ equity	43,587	49,265	57,751

Total liabilities and stockholders’ equity	$129,363	$114,041	$136,696

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

	Three months ended
	4/30/2005	4/30/2004
	(In thousands, except share data)
Net sales	$33,254	$30,321
Costs of goods sold	23,847	20,004

Gross profit	9,407	10,317

Selling, general and administrative expenses	14,557	14,541
Interest expense	533	377

Loss before income taxes	(5,683)	(4,601)

Provision for income taxes	—	—

Net loss	$(5,683)	$(4,601)

Net loss per common share
Basic	$(0.43)	$(0.35)

Weighted average shares outstanding
Basic	13,100	13,096

(a) Net loss per share was calculated based on basic shares outstanding at April 30, 2005 and 2004 due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

	Three months ended
	4/30/2005	4/30/2004
	(In thousands)
Operating activities
Net loss	$(5,683)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,406	2,467
Provision for doubtful accounts	37	36
Loss on sale of property, plant and equipment	20	2

Changes in assets and liabilities
Trade accounts receivable	110	4,308
Other receivables	(14)	(194)
Inventories	(19,548)	(18,918)
Income taxes	2,244	306
Prepaid expenses and other current assets	187	1,006
Accounts payable and accrued liabilities	6,826	3,181
Other	(91)	2

Net cash used in operating activities	(13,506)	(12,405)
Investing activities
Capital expenditures	(437)	(678)
Proceeds from sale of property, plant and equipment	32	6

Net cash used in investing activities	(405)	(672)

Financing activities
Issuance of long-term debt	13,209	11,848
Proceeds from issuance of common stock	5	—

Net cash provided by financing activities	13,214	11,848

Net decrease in cash	(697)	(1,229)
Cash at beginning of year	1,192	2,059

Cash at end of year	$495	$830

Supplemental disclosures of cash flow information
Cash paid (received) during the year for Interest, net of amounts capitalized	$533	$377
Income tax, net	(2,254)	(398)

Non cash activities
Accrued asset retirement obligations	$11	$11

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

Note 1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2005, are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The balance sheet at January 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005.

Note 2.	Inventories
Year end financial statements at January 31, 2005 reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2005 and 2004, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended April 30, 2005 and 2004. LIFO reserves at April 30, 2005 and January 31, 2005 were $6,201,000. LIFO reserves at April 30, 2004 were $4,042,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated January 21, 2005, which provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (5.75% at April 30, 2005) plus a fluctuating margin of (i) 1.50% if the aggregate principal amount of the Term Loan outstanding is greater than $15,000,000; (ii) 1.25% if the aggregate principal amount of the Term Loan outstanding is greater than $10,000,000 but less than $15,000,000; (iii) 1.00% if the aggregate principal amount of the Term Loan outstanding is greater than $5,000,000 but less than $10,000,000; (iv) 0.75% if the aggregate principal amount of the Term Loan outstanding is less than $5,000,000.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $19,314,000 was available for borrowing as of April 30, 2005.

The revolving credit facility with Wells Fargo Bank is subject to minimum EBITDA requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2005.

Note 4.	Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at April 30, 2005, January 31, 2005 and April 30, 2004.

Note 5.	Net Loss per Share
For the three month periods ended April 30, 2005 and 2004, net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of loss per share:

	Three Months Ended
	4/30/2005	4/30/2004
	(In thousands, except per share data)
Net loss	$(5,683)	$(4,601)

Average shares outstanding	13,100	13,096
Net effect of dilutive stock options based on the treasury stock method using average market price	281	35

Totals	13,381	13,381

Net loss per share - basic	$(0.42)	$(0.34)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/(loss) for future years. The Company’s information for the three months ended April 30, 2005 and 2004 are as follows:

	Three Months Ended
	4/30/2005	4/30/2004
	(In thousands)
Net loss, as reported	$(5,683)	$(4,601)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	13	13

Pro forma net loss	$(5,670)	$(4,588)

Net loss per share - basic, as reported	$(0.43)	$(0.35)

Pro forma net loss per share - basic	13,100	13,096

Note 6.	Comprehensive Loss
Comprehensive loss for the three months ended April 30, 2005 and 2004 was the same as net loss reported on the statement operations. Accumulated comprehensive loss at April 30, 2005 and 2004 is composed of minimum pension liability adjustments.

Note 7.	Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10K dated January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003. The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10K dated January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a non-qualified plan for non-employee directors of the Company (the Non-Employee Directors Retirement Plan). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10K dated January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2005 and 2004 were as follows (in thousands):

					Non-Employee
					Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	2005	2004	2005	2004	2005	2004
Service cost	$55	$57	$58	$65	$6	$5
Interest cost	337	321	89	83	6	6
Expected return on plan assets	(248)	(250)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	107	95	(125)	(115)	22	22
Recognized net actuarial (Gain) or loss	33	52	27	22	(7)	(6)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$275	$266	$49	$55	$27	$27

Note 8.	Warranty
The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the three months ended April 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	4/30/2005	4/30/2004

Beginning Accrued Warranty Balance	$1,500	$1,751
Provision	219	275
Costs Incurred	(219)	(475)

Ending Accrued Warranty Balance	$1,500	$1,551

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the first quarter of 2005, the Company incurred a net loss of $5,683,000 on sales of $33,254,000 compared to a net loss of $4,601,000 on sales of $30,321,000 in the same period last year.

Sales for the first quarter ended April 30, 2005 increased by $2,933,000, a 9% increase, compared to the same period last year. Incoming orders for the same period increased by approximately 8%. Backlog at April 30, 2005 increased by approximately 6% compared to the prior year. As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2005, in the prior year the Company incurred a severe increase in the cost of certain raw materials, especially steel. Steel prices started to increase in the first quarter and reached a peak during the fourth quarter. As a result, margins deteriorated as the year progressed, with the fourth quarter gross margins declining to under 13%. In response to the increased cost of materials, the Company began raising selling prices as annual bids and contracts come up for renewal during the fourth quarter. During the first quarter ended April 31, 2005, the Company benefited from higher selling prices under certain contracts, but also delivered orders received at lower margins in the fourth quarter of 2004 as well as delivered orders received under contracts that have not yet been renegotiated. Raw material costs have been relatively stable during the first quarter of 2005 at approximately the same costs experienced during the fourth quarter of 2004. The increase in sales for the first quarter is attributable to increases in selling prices. Unit volume decreased slightly.

Gross profit for the first quarter, as a percentage of sales, decreased compared to the same period last year. As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2005, in the prior year the Company incurred a severe increase in the cost of certain raw materials. During the first quarter of 2004, the Company had not incurred the full impact of these material costs. During the first quarter of 2005, the Company incurred the full impact of raw material cost increases.

Selling, general and administrative expense for the quarter ended April 30, 2005 were flat compared to the same period last year, and decreased as a percentage of sales by more than 4%. The decrease as a percentage of sales was primarily attributable to the price increase. Increases in traffic and warehousing expenses were offset by reductions in other selling and administrative expenses.

Interest expense increased by approximately $156,000 compared to the same period last year. The increase is primarily due to higher interest rates.

Financial Condition

As a result of seasonally lower deliveries in the first quarter and fourth quarter last year, accounts and notes receivable were flat compared to January 31, 2005. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of seasonally high summer shipments. For the current quarter, the Company increased inventory by nearly $19,548,000 compared to January 31, 2005. This increase in inventory was comparable to the in increase in the first quarter in the prior year. The composition of inventory at the end of the first quarter of 2005 changed compared to the first quarter of 2004 for two reasons. First, the Company was not able to obtain adequate deliveries of raw material, especially steel in the first quarter of 2004. The Company did not incur similar shortages in 2005. Second, the Company has a larger proportion of more flexible ATS component inventory and less finished goods inventory, as the Company has deferred the final assemble process slightly in the current year. The increase in inventory was financed through the credit facility with Wells Fargo Bank.

The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2005, which is approximately one-half of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2005, was $437,000 compared to $678,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow.

Net cash used in operating activities for the first quarter ended April 30, 2005 was $13,506,000 compared to $12,405,000 for the same period last year.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with

Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $19,314,000 was available for borrowing as of April 30, 2005.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2005.

Recent Developments

Section 402 of the Sarbanes Oxley Act of 2002 (the “Act”) generally prohibits issuers from directly or indirectly extending or maintaining credit, arranging for the extension of credit or renewing an extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. In light of Section 402 of the Act, and after considering the recommendation of the Company’s Corporate Governance/Nominating Committee, on June 7, 2005 the Company’s Board of Directors approved certain amendments to the Company’s 1993 Stock Incentive Plan and 1997 Stock Incentive Plan (each, a “Plan”) to, among other things, expressly provide that executive officer and director participants may not pay the exercise price or tax withholding amount relating to a Plan award in the form of a promissory note or other type of loan. The Company plans to file the amendments to the Plans as exhibits to its Form 10-Q for the second quarter of the 2005 fiscal year.

Forward-Looking Statements

From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated January 21, 2005, which provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (5.75% at April 30, 2005) plus a fluctuating margin of (i) 1.50% if the aggregate principal amount of the Term Loan outstanding is greater than $15,000,000; (ii) 1.25% if the aggregate principal amount of the Term Loan outstanding is greater than $10,000,000 but less than $15,000,000; (iii) 1.00% if the aggregate principal amount of the Term Loan outstanding is greater than $5,000,000 but less than $10,000,000; (iv) 0.75% if the aggregate principal amount of the Term Loan outstanding is less than $5,000,000. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $68,000 for the fiscal quarter ended April 30, 2005. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount. As of April 30, 2005, the Company has borrowed $36,215,000 under its Wells Fargo term loan and asset-based credit facility.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $19,314,000 was available for borrowing as of April 30, 2005.

The revolving credit facility with Wells Fargo Bank is subject to minimum EBITDA requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2005.

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

We carried out an evaluation, under the supervision and with the participation of our company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”) pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer and other members of management, concluded that the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes In Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15 have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

VIRCO MFG. CORPORATION

Date: June 8, 2005	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President - Finance

Date: June 8, 2005	By:	/s/ Bassey Yau

Bassey Yau
Corporate Controller