Form 10-Q
period 2005-07-31
VIRCO MFG CORPORATION
filed 2005-09-09
CIK 751365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q

For Quarter Ended July 31, 2005	Commission File Number 1-8777
VIRCO MFG. CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 533-0474
No change
Former name, former address and former fiscal year, if changed since last report.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005.
Common Stock    13,101,286 Shares

VIRCO MFG. CORPORATION

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
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2005	1/31/2005	7/31/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$964	$1,192	$1,012

Trade accounts receivable	44,912	16,222	38,902
Less allowance for doubtful accounts	286	225	312

Net trade accounts receivable	44,626	15,997	38,590

Income taxes receivable	—	1,279	1,130
Other receivables	114	165	235

Inventories
Finished goods, net	19,544	9,676	21,091
Work in process, net	16,762	10,373	13,761
Raw materials and supplies, net	7,747	5,998	8,030

	44,053	26,047	42,882

Prepaid expenses and other current assets	772	1,340	775

Total current assets	90,529	46,020	84,624

Property, plant and equipment:
Land and land improvements	3,255	3,287	3,287
Buildings and building improvements	49,581	49,542	49,548
Machinery and equipment	104,397	104,762	104,664
Leasehold improvements	1,289	1,307	1,269

	158,522	158,898	158,768
Less accumulated depreciation and amortization	105,331	102,009	98,630

Net property, plant and equipment	53,191	56,889	60,138

Goodwill and other intangible assets, net	2,331	2,337	2,346
Other assets	8,816	8,795	9,174

Total assets	$154,867	$114,041	$156,282

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2005	1/31/2005	7/31/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,587	$1,759	$3,596
Accounts payable	25,042	13,948	18,401
Accrued compensation and employee benefits	5,227	5,722	5,841
Income taxes payable	999	—	—
Current portion of long-term debt	13,844	5,012	21,261
Other accrued liabilities	5,788	4,245	5,016

Total current liabilities	53,487	30,686	54,115

Non-current liabilities
Accrued self-insurance retention and other	3,113	3,221	3,958
Accrued pension expenses	13,340	12,751	12,860
Long-term debt, less current portion	35,000	18,118	25,560

Total non-current liabilities	51,453	34,090	42,378

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—

Common stock
Authorized 25,000,000 shares, $.01 par value; issued 13,155,286 shares at 7/31/2005; 13,098,364 at 1/31/2005; and 14,585,894 shares at 7/31/2004	131	131	146
Additional paid-in capital	108,143	107,883	127,140
Accumulated deficit	(55,005)	(55,407)	(43,982)

Less treasury stock at cost (0 shares at 7/31/2005 and 1/31/2005; 1,487,530 shares at 7/31/2004)	—	—	(19,271)
Accumulated comprehensive loss and other	(3,342)	(3,342)	(4,244)

Total stockholders’ equity	49,927	49,265	59,789

Total liabilities and stockholders’ equity	$154,867	$114,041	$156,282

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited (Note 1)

	Three months ended
	7/31/2005	7/31/2004
	(In thousands, except per share data)
Net sales	$75,906	$68,813
Costs of goods sold	49,402	47,016

Gross profit	26,504	21,797

Selling, general and administrative expenses	19,492	19,204
Interest expense	896	562

Income before income taxes	6,116	2,031

Provision for income taxes	31	—

Net income	$6,085	$2,031

Net income per common share
Basic	$0.46	$0.16
Diluted	0.46	0.15

Weighted average shares outstanding
Basic	13,119	13,098
Diluted	13,343	13,406
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OPERATIONS
Unaudited (Note 1)

	Six months ended
	7/31/2005	7/31/2004
	(In thousands, except per share data)
Net sales	$109,160	$99,134
Costs of goods sold	73,249	67,020

Gross profit	35,911	32,114

Selling, general and administrative expenses	34,049	33,745
Interest expense	1,429	939

Income/(loss) before income taxes	433	(2,570)

Provision for income taxes	31	—

Net income/(loss)	$402	$(2,570)

Net income/(loss) per common share (a)
Basic	$0.03	$(0.20)
Diluted	0.03	(0.20)

Weighted average shares outstanding
Basic	13,104	13,111
Diluted	13,358	13,280

(a)	Net loss per share was calculated based on basic shares outstanding at July 31, 2004 due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2005	7/31/2004
	(In thousands)
Operating activities

Net income/(loss)	$402	$(2,570)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	4,672	4,934
Provision for doubtful accounts	60	87
Loss on sale of property, plant and equipment	77	2

Changes in assets and liabilities
Trade accounts receivable	(28,689)	(21,441)
Other receivables	51	—
Inventories	(18,006)	(14,411)
Income taxes	2,278	293
Prepaid expenses and other current assets	568	1,187
Accounts payable and accrued liabilities	13,681	11,089

Net cash used in operating activities	(24,906)	(20,830)

Investing activities
Capital expenditures	(1,059)	(1,718)
Proceeds from sale of property, plant and equipment	15	6

Net cash used in investing activities	(1,044)	(1,712)

Financing activities
Issuance of long-term debt	25,714	22,530
Repayment of long-term debt	—	(1,042)
Proceeds from issuance of common stock	8	—
Purchase of treasury stock	—	7

Net cash provided by financing activities	25,722	21,495

Net decrease in cash	(228)	(1,047)
Cash at beginning of year	1,192	2,059

Cash at end of year	$964	$1,012

Supplemental disclosures of cash flow information

Cash paid (received) during the year for:
Interest, net of amounts capitalized	$1,429	$939
Income tax, net	(2,254)	(302)

Non cash activities
Accrued asset retirement obligations	$22	$22
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005

Note 1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The balance sheet at January 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005.

Note 2.	Inventories

Year end financial statements at January 31, 2005 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2005 and 2004, there has been no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended July 31, 2005 and 2004. LIFO reserves at July 31, 2005 and January 31, 2005 were $6,201,000. LIFO reserves at July 31, 2004 were $4,042,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

The Company’s revolving credit facility with Wells Fargo Bank, amended and restated as of January 21, 2005 provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo’s prime rate (6.25% at July 31, 2005) plus a fluctuating margin of (i) 1.50% if the aggregate principal amount of the Term Loan outstanding is greater than $15,000,000; (ii) 1.25% if the aggregate principal amount of the Term Loan outstanding is greater than $10,000,000 but less than $15,000,000; (iii) 1.00% if the aggregate principal amount of the Term Loan outstanding is greater than $5,000,000 but less than $10,000,000; (iv) 0.75% if the aggregate principal amount of the Term Loan outstanding is less than $5,000,000. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $76,000 for the fiscal quarter ended July 31, 2005. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the Wells Fargo’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% to 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $10,159,000 was available for borrowing as of July 31, 2005.

The revolving credit facility with Wells Fargo Bank is subject to minimum earnings before income taxes depreciation and amortization (EBITDA) requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at July 31, 2005.

Note 4.	Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at July 31, 2005, January 31, 2005 and July 31, 2004.

Note 5.	Net Income/(Loss) per Share

For the six month period ended July 31, 2004, net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of income/(loss) per share:

	Three Months Ended		Six months ended
	7/31/2005	7/31/2004	7/31/2005	7/31/2004
	(In thousands, except per share data)
Net income/(loss)	$6,085	$2,031	$402	$(2,570)

Average shares outstanding	13,119	13,098	13,104	13,111
Net effect of dilutive stock options based on the treasury stock method using average market price	224	308	254	169

Totals	13,343	13,406	13,358	13,280

Net income/(loss) per share
Basic	$0.46	$0.16	$0.03	$(0.20)
Diluted	0.46	0.15	0.03	(0.20)
SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of the options included in the table below was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income/(loss) for future years. The Company’s information for the three and six months ended July 31, 2005 and 2004 are as follows:

	Three Months Ended		Six months ended
	7/31/2005	7/31/2004	7/31/2005	7/31/2004
	(In thousands, except per share data)
Net income/(loss), as reported	$6,085	$2,031	$402	$(2,570)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	14	13	27	26

Pro forma net income/(loss)	$6,071	$2,018	$375	$(2,596)

Net Net income/(loss) per share, as reported
Basic	$0.46	$0.15	$0.03	$(0.20)
Diluted	0.45	0.15	0.03	(0.20)

Weighted average shares outstanding
Basic	13,119	13,098	13,104	13,111
Diluted	13,343	13,406	13,358	13,280

Note 6.	Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three and six months ended July 31, 2005 and 2004 was the same as net income/(loss) reported on the statements of income and operations. Accumulated comprehensive loss at July 31, 2005 and 2004 and January 31, 2005 is composed of minimum pension liability adjustments.

Note 7.	Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10K for the period ending January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10K for the period ending January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K for the period ending January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and six months ended July 31, 2005 and 2004 were as follows (in thousands):

					Non-Employee
			VIP Retirement Plan		Directors Retirement
	Pension Plan		Three months ended July 31,		Plan
	2005	2004	2005	2004	2005	2004
Service cost	$55	$57	$58	$65	$6	$5
Interest cost	337	321	89	83	6	6
Expected return on plan assets	(248)	(250)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	107	95	(125)	(115)	22	22
Recognized net actuarial (gain) or loss	33	52	27	22	(7)	(6)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$275	$266	$49	$55	$27	$27

					Non-Employee
			VIP Retirement Plan		Directors Retirement
	Pension Plan		Six months ended July 31,		Plan
Service cost	$110	$114	$116	$130	$12	$10
Interest cost	674	642	178	166	12	12
Expected return on plan assets	(496)	(500)	0	0	0	0
Amortization of transition amount	(18)	(18)	0	0	0	0
Amortization of prior service cost	214	190	(250)	(230)	44	44
Recognized net actuarial (gain) or loss	66	104	54	44	(14)	(12)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$550	$532	$98	$110	$54	$54

Note 8.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the six months ended July 31, 2005 and 2004:

	Three Months Ended		Six months ended
	4/30/2005	4/30/2004	7/31/2005	7/31/2004
	(In thousands)		(In thousands)
Beginning Accrued Warranty Balance	$1,500	$1,751	$1,500	$1,751
Provision	219	275	432	435
Costs Incurred	(219)	(475)	(432)	(835)

Ending Accrued Warranty Balance	$1,500	$1,551	$1,500	$1,351

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended July 31, 2005 and 2004
For the second quarter of 2005, the Company earned net income of $6,085,000 on sales of $75,906,000 compared to net income of $2,031,000 on sales of $68,813,000 in the same period last year.
Sales for the second quarter ended July 31, 2005 increased by $7,096,000, a 10% increase, compared to the same period last year. This increase in sales for the second quarter is attributable to increases in selling prices, partially offset by a slight decrease in unit volume. Incoming orders for the same period increased by approximately 5.5%. Backlog at July 31, 2005 is approximately 2% higher than at the same date last year. As more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, in the prior year the Company incurred a severe increase in the cost of certain raw materials, especially steel. Steel prices started to increase in the first quarter of 2004 and reached a peak during the fourth quarter. As a result, margins deteriorated as the year progressed, with the fourth quarter gross margins declining to under 13%. In response to the increased cost of materials, the Company began raising selling prices as annual bids and contracts come up for renewal. During the second quarter ended July 31, 2005, the Company benefited from higher selling prices under most contracts, but also delivered orders received under some contracts that had not yet been renegotiated. Raw material costs have been relatively stable during the second quarter of 2005, at approximately the same high level of material costs experienced during the fourth quarter of 2004.
Gross profit for the second quarter, as a percentage of sales, increased by more than 3% compared to the same period last year. As more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, in the prior year the Company incurred a severe increase in the cost of certain raw materials. During the second quarter of 2004, the Company had realized a portion of, but not the full impact of these rising material costs. Additionally, the Company had committed to annual sales contracts with school districts and was not able to raise selling prices to cover the increased material costs. Consequently, margins were declining, and continued to decline throughout the balance of 2004. During the second quarter of 2005, conditions were more favorable, and the Company was able to increase selling prices on annual contracts as the old contracts expired. The Company was benefiting from the impact of increased prices, and raw material costs were relatively stable, although at the higher prices experienced during the fourth quarter of 2004.
Selling, general and administrative expense for the quarter ended July 31, 2005 increased by 1.5% compared to the same period last year, but decreased as a percentage of sales by more than 2%. The decrease as a percentage of sales was primarily attributable to an increase in the Company’s selling prices. Increases in marketing and installation expenses were offset by reductions in other selling and administrative expenses. Freight expense, as a percentage of sales, decreased slightly due to the impact of increased selling prices, tiered selling prices that encouraged larger average order sizes, and operating efficiencies, offset by higher freight rate and fuel charges.
Interest expense for the quarter ended July 31, 2005 increased by approximately $334,000 compared to the same period last year. The increase was primarily due to higher interest rates.
Six Months Ended July 31, 2005 and 2004
For the six months ended July 31, 2005, the Company earned net income of $402,000 on sales of $109,160,000 compared to a net loss of $2,570,000 on sales of $99,134,000 in the same period last year.
Sales for the six months ended July 31, 2005 increased by $10,026,000, a 10% increase, compared to the same period last year. The increase in sales for the first six months is attributable to increases in selling prices, partially offset by a slight decrease in unit volume. Operating results for the same period improved by nearly $3 million. As described above, and more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, the Company incurred significant increases in raw material costs during 2004. Raw material costs have been relatively stable during the first six months of 2005, but at approximately the same high material costs experienced during the fourth quarter of 2004. The Company is raising prices as annual contracts are renewed to offset these cost increases, and is benefiting from improved margins as pricing improves and costs remain relatively stable.

Gross profit for the first six months, as a percentage of sales, increased modestly compared to the same period last year. As discussed above, and more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, in the prior year the Company incurred a severe increase in the cost of certain raw materials. During the first six months of 2004, the Company had incurred a portion of, but not the full impact of these material costs. During the first six months of 2005, the company incurred relatively stable material costs, but at the higher prices experienced during the fourth quarter of 2004. During the first quarter, gross margin declined, as the impact of price increases had not offset the impact of the increased material costs. During the second quarter, a larger percentage of sales reflected pricing under new contracts, and gross margin increased. Because sales volume in the second quarter is more than double the sales volume in the first quarter, the impact for the first six months is a net increase in margin.
Selling, general and administrative expense for the six months ended July 31, 2005 were flat compared to the same period last year, and decreased as a percentage of sales by more than 2%. The decrease as a percentage of sales was primarily attributable to the price increase. Increases in marketing and installation expenses were offset by reductions in other selling and administrative expenses. Freight expense, as a percentage of sales, decreased slightly due to the impact of increased selling prices, tiered selling prices that encouraged larger average order sizes, and operating efficiencies, offset by higher freight rate and fuel charges.
Interest expense for the six months ended July 31, 2005 increased by approximately $490,000 compared to the same period last year. The increase is primarily due to higher interest rates.
Financial Condition
As a result of seasonally higher deliveries in the second quarter, accounts and notes receivable increased compared to January 31, 2005. The Company traditionally builds large quantities of inventory during the first six months in anticipation of seasonally high summer shipments. For the first six months, the Company increased inventory by nearly $18,006,000 compared to January 31, 2005. This increase in inventory was comparable to the increase in the first six months of the prior year. The composition of inventory at July 31, 2005 changed slightly compared to the prior year as the Company has a larger proportion of more flexible ATS component inventory and less finished goods inventory. The Company has deferred the final assembly process slightly in the current year. The increase in inventory was financed through the Company’s credit facility with Wells Fargo Bank.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2005, which is approximately one-half of anticipated depreciation expense. Capital spending for the six months ended July 31, 2005, was $1,059,000 compared to $1,718,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the six months ended July 31, 2005 was $24,906,000 compared to $20,830,000 for the same period last year.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity under the Company’s credit facility will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $10,159,000 was available for borrowing as of July 31, 2005.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2005.
Recent Developments
Subsequent to the end of the second quarter, Hurricane Katrina caused significant property damage to the Gulf Coast region of the United States. The Company does not have facilities in this region, and, as such, no Virco facility was damaged as a result of this unfortunate natural catastrophe. As a result of Hurricane Katrina, however, the Company has received notifications from certain of its raw material suppliers and transportation services providers of potential disruptions in the supply of certain raw material and energy items and related price increases. At the time of this natural disaster, the Company had already shipped approximately 70% of its projected annual sales volume, as well as the majority of summer deliveries to educational customers. In addition, the Company has adequate inventory to cover a substantial portion of deliveries for the balance of the third quarter. Management believes that all significant suppliers are using reasonable efforts to mitigate the impact of shortages and price volatility. Still, the potential impact of price increases and availability of raw material and energy related items is not known at this time and cannot be reasonably estimated, but may be material if the Company is unable to increase its sales prices accordingly. Management is evaluating a variety of methods to mitigate the impact of the volatility in these costs, including accelerating 2006 prices which are structured to offset anticipated cost increases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s revolving credit facility with Wells Fargo Bank, amended and restated as of January 21, 2005 provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate (6.25% at July 31, 2005) plus a fluctuating margin of (i) 1.50% if the aggregate principal amount of the Term Loan outstanding is greater than $15,000,000; (ii) 1.25% if the aggregate principal amount of the Term Loan outstanding is greater than $10,000,000 but less than $15,000,000; (iii) 1.00% if the aggregate principal amount of the Term Loan outstanding is greater than $5,000,000 but less than $10,000,000; (iv) 0.75% if the aggregate principal amount of the Term Loan outstanding is less than $5,000,000. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $76,000 for the fiscal quarter ended July 31, 2005. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.
The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% to 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $10,159,000 was available for borrowing as of July 31, 2005.
The revolving credit facility with Wells Fargo Bank is subject to minimum EBITDA requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at July 31, 2005.
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
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer and other members of management, concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely fashion to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities Exchange Commission.
(b) Changes In Internal Control Over Financial Reporting
No changes in the Company’s internal control over financial reporting have come to management’s attention during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 7, 2005.
Election of three directors whose terms expire in 2008.

	Votes For	Authority Withheld
Donald S. Friesz	10,522,647	406,333
Glen D. Parish	10,565,900	363,080
James R. Wilburn	10,616,719	312,261
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2005 was approved: 10,371,495 shares were voted for the proposal, 553,551 shares were voted against it and 3,934 shares abstained.
Item 6. Exhibits
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

VIRCO MFG. CORPORATION

Date: September 8, 2005	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President – Finance