Form 10-Q
period 2005-10-31
VIRCO MFG CORPORATION
filed 2005-12-12
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q

For Quarter Ended	October 31, 2005	Commission File Number	1-8777
VIRCO MFG. CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:            (310) 533-0474
No change
Former name, former address and former fiscal year, if changed since last report.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of December 5, 2005.
Common Stock    13,137,288 Shares

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets — October 31, 2005, January 31, 2005 and October 31, 2004
Condensed consolidated statements of operations — Three months ended October 31, 2005 and 2004
Condensed consolidated statements of operations — Nine months ended October 31, 2005 and 2004
Condensed consolidated statements of cash flows — Nine months ended October 31, 2005 and 2004
Notes to condensed consolidated financial statements — October 31, 2005

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

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2005	1/31/2005	10/31/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$1,441	$1,192	$1,633

Trade accounts receivable	22,569	16,222	29,948
Less allowance for doubtful accounts	289	225	331

Net trade accounts receivable	22,280	15,997	29,617

Income taxes receivable	—	1,279	1,136
Other receivables	74	165	149

Inventories
Finished goods, net	8,777	9,676	14,180
Work in process, net	10,335	10,373	5,403
Raw materials and supplies, net	6,471	5,998	6,218

	25,583	26,047	25,801

Prepaid expenses and other current assets	631	1,340	728

Total current assets	50,009	46,020	59,064

Property, plant and equipment:
Land and land improvements	3,253	3,287	3,287
Buildings and building improvements	49,581	49,542	49,548

Machinery and equipment	105,114	104,762	105,205
Leasehold improvements	1,289	1,307	1,269

	159,237	158,898	159,309

Less accumulated depreciation and amortization	107,433	102,009	101,060

Net property, plant and equipment	51,804	56,889	58,249

Goodwill and other intangible assets, net	2,327	2,337	2,343
Other assets	8,816	8,795	9,174

Total assets	$112,956	$114,041	$128,830

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2005	1/31/2005	10/31/2004
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,280	$1,759	$4,860
Accounts payable	10,339	13,948	11,272
Accrued compensation and employee benefits	5,160	5,722	5,662
Income tax payable	858	—	—
Current portion of long-term debt	5,012	5,012	27,018
Other accrued liabilities	4,696	4,245	4,736

Total current liabilities	28,345	30,686	53,548

Non-current liabilities
Accrued self-insurance retention and other	2,591	3,221	2,023
Accrued pension expenses	13,749	12,751	13,449
Long-term debt, less current portion	20,537	18,118	—

Total non-current liabilities	36,877	34,090	15,472

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock

Authorized 25,000,000 shares, $.01 par value; issued 13,137,288 shares at 10/31/2005 and 13,098,364 at 1/31/2005; and 14,583,331 shares at 10/31/2004	131	131	146
Additional paid-in capital	108,143	107,883	127,140
Accumulated deficit	(57,198)	(55,407)	(43,961)
Less treasury stock at cost (0 shares at 10/31/2005 and 1/31/2005; 1,487,530 shares at 10/31/2004)	—	—	(19,271)
Accumulated comprehensive loss and other	(3,342)	(3,342)	(4,244)

Total stockholders’ equity	47,734	49,265	59,810

Total liabilities and stockholders’ equity	$112,956	$114,041	$128,830

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	10/31/2005	10/31/2004
	(In thousands, except per share data)
Net sales	$70,484	$69,502
Costs of goods sold	50,400	49,111

Gross profit	20,084	20,391

Selling, general and administrative expenses	20,781	19,825
Separation charges	742	—
Interest expense	895	545

(Loss) income before income taxes	(2,334)	21

Provision for income taxes	140	—

Net (loss) income	$(2,194)	$21

Net (loss) income per common share
Basic	$(0.17)	$0.00
Diluted	(0.17)	0.00

Weighted average shares outstanding
Basic	13,146	13,105
Diluted	13,357	13,384
(a) Net loss per share was calculated based on basic shares outstanding at October 31, 2005 due to the anti-dilutive effect of the inclusion of common stock equivalent shares.
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Nine months ended
	10/31/2005	10/31/2004
	(In thousands, except per share data)
Net sales	$179,644	$168,636
Costs of goods sold	123,649	116,131

Gross profit	55,995	52,505

Selling, general and administrative expenses	54,830	53,571
Separation charges	742	—
Interest expense	2,324	1,483

Loss before income taxes	(1,901)	(2,549)

Provision for income taxes	109	—

Net loss	$(1,792)	$(2,549)

Net loss per common share
Basic	$(0.14)	$(0.19)
Diluted	(0.14)	(0.19)

Weighted average shares outstanding
Basic	13,111	13,113
Diluted	13,350	13,319
(a) Net loss per share was calculated based on basic shares outstanding at October 31, 2005 and 2004 due to the anti-dilutive effect of the inclusion of common stock equivalent shares.
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2005	10/31/2004
	(In thousands)
Operating activities

Net loss	$(1,792)	$(2,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,767	7,376
Provision for doubtful accounts	60	96
Loss on sale of property, plant and equipment	77	9

Changes in assets and liabilities
Trade accounts receivable	(6,343)	(12,380)
Other receivables	91	(11)
Inventories	464	2,670
Income taxes	2,137	287
Prepaid expenses and other current assets	731	1,234
Accounts payable and accrued liabilities	(2,611)	3,426

Net cash (used in) provided by operating activities	(419)	158

Investing activities
Capital expenditures	(1,774)	(2,276)
Proceeds from sale of property, plant and equipment	15	—

Net cash used in investing activities	(1,759)	(2,276)

Financing activities
Issuance of long-term debt	2,419	2,727
Repayment of long-term debt	—	(1,042)
Proceeds from issuance of common stock	8	7

Net cash provided by financing activities	2,427	1,692

Net increase (decrease) in cash	249	(426)
Cash at beginning of year	1,192	2,059

Cash at end of year	$1,441	$1,633

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$2,324	$1,483
Income tax, net	(2,249)	(281)

Non cash activities
Accrued asset retirement obligations	$31	$—
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2005, are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The balance sheet at January 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2005.

Note 2.	Inventories

Year end financial statements at January 31, 2005 reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2005 and 2004, there was no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended October 31, 2005 and 2004. LIFO reserves at October 31, 2005 and January 31, 2005 were $6,201,000. LIFO reserves at October 31, 2004 were $4,042,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 3.	Debt

At October 31, 2005, the Company was in violation of certain of its loan covenants. In December 2005, the Company restructured its debt with Wells Fargo Bank, which waived the October 31, 2005 covenant violation, and the Company and Wells Fargo amended the terms of the loan and several of the financial covenants. The Company’s revolving credit facility with Wells Fargo Bank, amended and restated as of December 6, 2005 provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $50,000,000 during the four months from June 2006 through September 2006 and a maximum of $40,000,000 for the balance of the agreement. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo’s prime rate (6.75% at October 31, 2005) plus a fluctuating margin of 2.00%. The fluctuating margin decreases by 1/4% for each quarter that the Company meets or exceeds certain earnings before income taxes, depreciation and amortization (EBITDA) targets. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $95,000 and $272,000 for the three month and nine month periods ended October 31, 2005, respectively. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount. This restructured line of credit is designed to provide adequate liquidity for Virco’s 2006 operating plan.

The revolving line has a 26-month maturity with interest payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% to 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $12,642,000 was available for borrowing as of October 31, 2005.

The revolving credit facility with Wells Fargo Bank is subject to minimum (EBITDA) requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and Property.

At October 31, 2004, the Company was in violation of one of its covenants under the line of credit with Wells Fargo Bank, and the Bank provided a waiver of that covenant. However, based upon management’s forecast at that time of operating results for the remainder of the year, it was considered to be more likely than not that the Company would also violate the loan covenants at the fourth quarter ending January 31, 2005. Accordingly, the debt was classified as a current liability on the October 31, 2004 balance sheet.

Note 4.	Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at October 31, 2005, January 31, 2005 and October 31, 2004.

Note 5.	Net (Loss) Income per Share

For the three and nine months ended October 31, 2005, net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of (loss) income per share:

	Three Months Ended		Nine Months ended
	10/31/2005	10/31/2004	10/31/2005	10/31/2004
		(In thousands, except per share data)
Net (loss) income	$(2,194)	$21	$(1,792)	$(2,549)

Average shares outstanding	13,146	13,105	13,111	13,113
Net effect of dilutive stock options based on the treasury stock method using average market price	211	279	239	206

Totals	13,357	13,384	13,350	13,319

Net (loss) income per share
Basic	$(0.17)	$0.00	$(0.14)	$(0.19)
Diluted	(0.17)	0.00	(0.14)	(0.19)
SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of the options included in the table below was determined at the date of grant using the Black-Scholes option-pricing model. The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net income (loss) for future years. The Company’s information for the three and nine months ended October 31, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months ended
	10/31/2005	10/31/2004	10/31/2005	10/31/2004
	(In thousands, except per share data)
Net (loss) income, as reported	$(2,194)	$21	$(1,792)	$(2,549)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	11	13	38	40

Pro forma net (loss) income	$(2,205)	$8	$(1,830)	$(2,589)

Net (loss) income per share, as reported
Basic	$(0.17)	$0.00	$(0.14)	$(0.20)
Diluted	(0.17)	0.00	(0.14)	(0.20)

Weighted average shares outstanding
Basic	13,146	13,105	13,111	13,113
Diluted	13,357	13,384	13,350	13,319
Note 6.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended October 31, 2005 and 2004 was the same as net income (loss) reported on the statements of income and operations. Accumulated comprehensive loss at October 31, 2005 and 2004 and January 31, 2005 is composed of minimum pension liability adjustments.

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

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10-K for the period ending January 31, 2005, benefit accruals under this plan were frozen effective December 31, 2003.

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

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months ended October 31, 2005 and 2004 were as follows (in thousands):

					Non-Employee
			VIP Retirement Plan		Directors Retirement
	Pension Plan		Three Months Ended		Plan
	2005	2004	2005	2004	2005	2004
Service cost	$55	$57	$58	$65	$6	$5
Interest cost	337	321	89	83	6	6
Expected return on plan assets	(248)	(250)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	107	95	(125)	(115)	22	22
Recognized net actuarial loss or (gain)	33	52	27	22	(7)	(6)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$275	$266	$49	$55	$27	$27

					Non-Employee
			VIP Retirement Plan		Directors Retirement
	Pension Plan		Three Months Ended		Plan
	2005	2004	2005	2004	2005	2004
Service cost	$165	$172	$174	$195	$18	$16
Interest cost	1,011	963	267	249	18	18
Expected return on plan assets	(744)	(750)	0	0	0	0
Amortization of transition amount	(27)	(27)	0	0	0	0
Amortization of prior service cost	321	284	(375)	(344)	66	65
Recognized net actuarial loss or (gain)	99	156	81	65	(21)	(19)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$825	$800	$147	$165	$81	$80

Note 8.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	10/31/2005	10/31/2004	10/31/2005	10/31/2004
	(In thousands)		(In thousands)
Beginning accrued warranty balance	$1,500	$1,351	$1,500	$1,751
Provision	261	390	693	825
Costs incurred	(261)	(390)	(693)	(1,225)

Ending accrued warranty balance	$1,500	$1,351	$1,500	$1,351

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended October 31, 2005 and 2004
For the third quarter of 2005, the Company incurred an after tax loss of $2,194,000 on sales of $70,484,000 compared to net income of $21,000 on sales of $69,502,000 in the same period last year.
The $982,000, or 1% increase in sales for the third quarter is attributable to increases in selling prices, substantially offset by a decrease in unit volume. The reduction in unit volume in the third quarter is partially attributable to the timing of shipments. A larger percentage of our summer shipments were delivered in the second quarter of 2005 than in the second quarter of 2004. Incoming orders for the third quarter of 2005 increased by approximately 0.5% compared to the third quarter of 2004. Backlog at October 31, 2005 was approximately 6% higher than at the same date last year.
Gross profit for the third quarter, as a percentage of sales, decreased by nearly 1% compared to the same period last year. As more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, the Company, in its 2004 fiscal year experienced a substantial increase in the cost of fuel and certain raw materials. Exacerbating these price increases was the fact that the Company had committed to annual sales contracts with school districts and was unable to raise selling prices to cover the increased material costs. Consequently, margins declined and continued to decline throughout the balance of 2004. In response to the increased raw material costs in 2004, the Company increased selling prices when it entered into new annual contracts in 2005. As a result, during the third quarter of 2005, the Company benefited from these increased selling prices, but continued to experience volatile and increasing plastic, steel, and petroleum based fuel costs, caused in large part by the hurricanes in the Gulf Coast region of the United States. The cost of fuel adversely impacted inbound freight on materials, utilities costs in our factories, and more importantly, freight rates on shipments to customers. Due to reduced unit volume of manufactured product, the Company reduced production levels by more that 15% during the third quarter compared to the prior year. This action caused a loss of manufacturing operating efficiencies resulting in higher that expected manufacturing costs.
Selling, general and administrative expense for the quarter ended October 31, 2005 increased by 4.8% compared to the same period last year, and increased as a percentage of sales by nearly 1%. Increases in marketing and installation expenses were driven by a larger percentage of project business. Increased liability insurance caused the balance of the increase. Freight expense, as a percentage of sales, decreased slightly due to the impact of increased selling prices, tiered selling prices that encouraged larger average order sizes, and operating efficiencies, offset by higher freight rate and fuel charges.
In October 2005, as a result of decreased unit volume of manufactured products, the Company announced and completed a reduction in its work force of approximately 100 persons. The Company incurred one-time severance costs of approximately $742,000 in the third quarter in connection with this reduction in work force. No similar charge was incurred during the quarter ended October 31, 2004.
Interest expense for the quarter ended October 31, 2005 increased by approximately $350,000 compared to the same period last year. The increase was primarily due to higher interest rates.
Nine Months Ended October 31, 2005 and 2004
For the nine months ended October 31, 2005, the Company incurred net loss of $1,792,000 on sales of $179,644,000 compared to a net loss of $2,549,000 on sales of $168,636,000 in the same period last year.
The $11,008,000, or 6.5% increase in sales for the first nine months is attributable to increases in selling prices, partially offset by a decrease in unit volume. Operating results for the same period improved by approximately $750,000.

Gross profit for the first nine months, as a percentage of sales, was flat compared to the same period last year. As discussed above, and more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, in the prior year the Company experienced a substantial increase in the cost of fuel and certain raw materials, especially steel. During the first six months of 2005, the cost of raw materials remained relatively stable, but at the higher prices experienced during the fourth quarter of 2004. In response to the increased raw material costs in 2004, the Company increased selling prices when it entered into new annual contracts in 2005. During the first quarter of 2005, however, gross margin declined, as the impact of price increases had not yet offset the impact of the increased material costs. During the second quarter, a larger percentage of sales reflected pricing under the new annual contracts, and gross margin increased. During the third quarter, the Company continued to benefit from higher sales prices, but experienced volatility and increasing plastic, steel and petroleum based fuel costs caused in large part by the hurricanes in the Gulf Coast region of the United States. These price fluctuations caused margins to decline in the third quarter. The net effect was that gross margins for the first nine months, as a percentage of sales, were unchanged as compared to the same period in 2004.
Selling, general and administrative expense for the nine months ended October 31, 2005 increased by approximately $1,260,000 compared to the same period last year, but decreased as a percentage of sales by more than 1%. The decrease as a percentage of sales was primarily attributable to the price increases under the Company’s annual contracts. Increases in marketing and installation expenses were partially offset by reductions in other selling and administrative expenses. Freight expense, as a percentage of sales, decreased slightly due to the impact of increased selling prices, tiered selling prices that encouraged larger average order sizes, and operating efficiencies, offset by higher freight rate and fuel charges.
As discussed above, the Company incurred one-time severance costs of approximately $742,000 in the third quarter in connection with the reduction in its work force. No similar charge was incurred during the nine month period ended October 31, 2004.
Interest expense for the nine months ended October 31, 2005 increased by approximately $841,000 compared to the same period last year. The increase is primarily due to higher interest rates.
Financial Condition
As a result of seasonally higher deliveries in the third quarter than the fourth quarter, accounts and notes receivable increased compared to January 31, 2005. Receivables declined compared to the third quarter of 2004. This decline was attributable to a higher concentration of third quarter sales occurring in the early part of the quarter, combined with increased collection efforts. The Company traditionally builds large quantities of inventory during the first six months of the fiscal year in anticipation of seasonally high summer shipments. For the first six months, the Company increased inventory by nearly $18,006,000 compared to January 31, 2005. Seasonal deliveries in the second and third quarter caused inventory to decline to levels comparable to both January 31, 2005 and October 31, 2004.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2005, which is approximately one-half of anticipated depreciation expense. Capital spending for the nine months ended October 31, 2005, was $1,774,000 compared to $2,276,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the nine months ended October 31, 2005 was $419,000 compared to net cash provided of $158,000 for the same period last year.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity under the Company’s credit facility will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $12,642,000 was available for borrowing as of October 31, 2005.
At October 31, 2005, the Company was in violation of certain of its loan covenants. In December 2005, the Company restructured its debt with Wells Fargo Bank, waiving the October 31, 2005 covenant violation, and amending the terms of the loan and several of the financial covenants. The Company’s revolving credit facility with Wells Fargo Bank, amended and restated as of December 6, 2005, provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $50,000,000 during the four months from June

2006 through September 2006 and a maximum of $40,000,000 for the balance of the agreement. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo’s prime rate (6.75% at October 31, 2005) plus a fluctuating margin of 2.00%. The fluctuating margin decreases by 1/4% for each quarter that the Company meets of exceeds certain EBITDA targets. This restructured line of credit is designed to provide adequate liquidity for Virco’s 2006 operating plan.
At October 31, 2004, the Company was in violation of one of its covenants under the line of credit with Wells Fargo Bank, and the bank provided a waiver of that covenant. However, based upon management’s forecast at that time for operating results for the remainder of the fiscal year, it was considered to be more likely than not that the Company would also violate the loan covenants at the fourth quarter ending January 31, 2005. Accordingly, the debt was classified as a current liability on the October 31, 2004 balance sheet.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Annual Report on Form 10-K for fiscal year ended January 31, 2005.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At October 31, 2005, the Company was in violation of certain of its loan covenants. In December 2005, the Company restructured its debt with Wells Fargo Bank, which waived the October 31, 2005 covenant violation, and the Company and Wells Fargo Bank amended the terms of the loan and several of the financial covenants. The Company’s revolving credit facility with Wells Fargo Bank, amended and restated as of December 6, 2005, provides a Term Loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $50,000,000 during the four months from June 2006 through September 2006 and a maximum of $40,000,000 for the balance of the agreement. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate (6.75% at October 31, 2005) plus a fluctuating margin of 2.00%. The fluctuating margin decreases by 1/4% for each quarter that the Company meets or exceeds certain EBITDA targets. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would cause the Company to incur additional interest charges of approximately $95,000 and $272,000 for the three month and nine month periods ended October 31, 2005. The Company would benefit from a similar interest savings if the base rate were to fluctuate downward by a like amount.
The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the Wells Fargo’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% to 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $12,642,000 was available for borrowing as of October 31, 2005.

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
At October 31, 2004, the Company was in violation of certain of its loan covenants. In December 2004, Wells Fargo provided the Company with a waiver of these covenants as of October 31, 2004. However, based on management’s forecasts for operating results for the remainder of the year, it is considered to be more likely than not that the Company will violate the loan covenants at the fourth quarter ending January 31, 2005. Accordingly, the debt was classified as current on the October 31, 2004 balance sheet.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the SEC) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer and other members of management, concluded that the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer as well as its Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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

VIRCO MFG. CORPORATION

Date: December 8, 2005	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President – Finance