Form 10-K
period 2006-01-31
VIRCO MFG CORPORATION
filed 2006-04-17
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2006.

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
Indicate by check mark if the issuer is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act.)
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 29, 2005 was $96.6 million (based upon the closing price of the registrant’s common stock, as reported by the American Stock Exchange).
As of March 31, 2006, there were 13,137,288 shares of the registrant’s common stock ($.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

PART I
This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor: the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
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
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Throughout this report, our fiscal years ended January 31, 2002, January 31, 2003, January 31, 2004, January 31, 2005 and January 31, 2006 are referred to as years 2001, 2002, 2003, 2004 and 2005, respectively.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 56-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Over the years, Virco has become the largest manufacturer of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. In recent years, however, due to budgetary pressure, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. In addition, a greater percentage of business includes shipments directly to school sites, as well as service elements such as installation. In response to these changes, the Company has expanded both the products and the services it provides to educational customers. Now, in addition to selling furniture FOB factory, customers can purchase furniture delivered to warehouses and school sites, and can also purchase full service furniture delivery that includes the installation of the furniture in classrooms. Virco has also supplemented its offerings of its manufactured furniture products with furniture and equipment it purchases from other companies and resells together with its own products. Virco now is able to provide “one-stop shopping” for all furniture, fixtures, and equipment (“FF&E”) needs in the K-12 market. With the acquisition of Furniture Focus in May 2002, including the next-generation PlanSCAPE® project management software, the Company added project management services which allow its sales representatives to provide CAD layouts of classrooms, as well as classroom by classroom planning documents for the budgeting, acquisition, and installation of FF&E. Education customers can furnish and equip an entire school with one purchase order, rather than sourcing these products and services from numerous suppliers. Coordination of the delivery and installation process is performed at Virco warehouse locations, and the entire project can be shipped complete from one warehouse location, ready for cost-effective and customer-friendly installation. In February 2006, we rolled out our PlanSCAPE software to the entire Virco sales force. The Company has also become an important supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.
The markets that Virco has served over the years include the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
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
Virco has worked with accomplished designers – such as Peter Glass, Richard Holbrook, and Bob Mills – to develop additional products for contemporary applications. These include the best-selling ZUMA® classroom furniture collection, as well as the I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series. Our I.Q. education furniture line was honored with a 2002 Best of NeoCon® Gold Award for design excellence at America’s most prestigious contract furniture trade show, while our Plateau Library & Technology products received a Best of NeoCon® Silver Award the following year. In June of 2004, our diverse ZUMA family of classroom furniture products earned a coveted Best of NeoCon Editors’ Choice Award. And most recently, our all-new, highly sustainable ZUMAfrd™ furniture line won a Best of NeoCon 2005 Silver Award and a 2006 ADEX® Platinum Award.
Virco serves its customers through a well-trained, nationwide sales and support team. Virco’s educational product line is marketed through an extensive direct sales force, as well as through a growing dealer network. In addition, Virco also established a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group service such customers, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets, computer-assisted layout planning, transportation planning, product delivery, installation, and repair.
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
As of January 31, 2006, Virco and its subsidiaries employed approximately 1,250 people nationwide and had approximately 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities for the production and distribution of furniture in two principal locations: Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be made in either location, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both locations maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.
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
For one, Virco has developed what management believes to be the largest direct sales force of any education furniture manufacturer, which provides Virco with a competitive advantage over its primary competitors (who rely instead primarily upon distributorships) by allowing Virco to cut out the “middleman” and deal directly with end customers. Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco’s physical facilities are designed to support its Assemble-to-Ship (“ATS”) strategy that allows for the manufacture and storage of common components during the slow portions of the year followed by assembly to customer specific combinations prior to shipment. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during the summer months.
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
Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984.
Principal Products
Virco produces the broadest line of furniture for the K-12 market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers virtually everything that is traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for the preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and on-going product development program featuring products developed in-house as well as products developed with accomplished designers. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.
Virco’s principal manufactured products include:
SEATING — Among the Company’s newest chair offerings are the ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® and Virtuoso® lines. Traditional favorites include best-selling Classic Series™ stack chairs and a variety of Martest 21® hard plastic seating. In addition, Virco provides a wide selection of upholstered stack chairs, plastic stack chairs, ergonomic office chairs, and folding chairs.
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
COMPUTER FURNITURE — Virco’s full range of computer furniture includes versatile Future Access and 8700 Series computer tables. In addition, the Company’s Plateau Office Solutions collection offers a variety of technology-support furniture alternatives, as does the Plateau Library/Technology Solutions product line.
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
In order to provide a comprehensive product offering for the education market Virco supplements manufactured products with products purchased for re-sale, including wood and steel office furniture, early learning products for the pre-school and kindergarten classrooms, science laboratory furniture, and library furniture. None of these products accounted for more than 10% of consolidated revenues.
In addition to product offerings, Virco includes various levels of service and delivery. Products can be purchased FOB factory, FOB destination (including delivery), with Virco full service including installation in the classroom, and with full project management for the acquisition of FF&E items for new schools or renovations of schools. These services are only offered in connection with the purchase of Virco product. Revenues from these service levels are included in the purchase price of the furniture items.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.®, Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access® and Sigma™. Other names and brands included in this report may be claimed by Virco as well or by third parties.
Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship.
Raw Materials
The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes that the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company’s largest raw material cost is for steel, followed by plastics and wood. During 2004 the cost of steel and plastic increased significantly because of high worldwide demand for the materials, especially in China. During 2005, the price of petroleum-related products, including plastics, and fuel rates for freight and power, also increased substantially. In addition, hurricanes affecting the Gulf Coast region in 2005 further impacted the availability, delivery, and price of raw materials, including steel and plastic. Due to the significant number of annual contracts with school districts, the Company is limited in its ability to pass along increased commodity, power and transportation costs during the course of a contract year, and unanticipated increases in costs can adversely impact operating results and have done so during the past few years. The Company benefits from any decreases in raw material costs under these same contracts. The Company intends to raise prices to cover its increased costs as annual contracts come up for renewal or bid in 2006.
Marketing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team, as well as a growing dealer network. In addition, Virco has established a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.
Virco’s educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company’s approach to servicing its customer base is very flexible, and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who may include purchasing agents or individual school principals where site-based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full-service dealer partners. The Company’s direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products. Significant portions of educational furniture are sold on a bid basis.
On May 1, 2002, Virco acquired certain assets of Furniture Focus™, an Ohio-based reseller of furniture that offers complete package solutions for the FF&E segment of bond-funded public school construction projects. As part of this acquisition, Virco acquired the rights to the proprietary PlanSCAPE® software for bidding educational projects. The Furniture Focus sales force and back office operations were integrated into Virco on the acquisition date. In 2003, Virco began to market package solutions nationwide. In the first quarter of 2006, Virco released the next generation of the PlanSCAPE software, incorporating significant improvements for project management. This software, which had formerly been used by project specialists, has now been rolled out to the entire Virco sales force.
A significant portion of Virco’s business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. During the period covered by these annual contracts, the Company has very limited or is some cases no ability to increase selling prices and in some cases has no ability to increase selling prices. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds. This can adversely impact margins when raw material, conversion costs, or distribution costs are increasing, and can benefit margins when these costs decrease.
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
The Company sells to thousands of customers, and, as such no single customer represents more than 10 percent of the Company’s business. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase off of more than one contract or purchasing vehicle, as they are participants in buying groups as well as being eligible for a state contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. Sales priced under this contract increased substantially in 2005. Because this increase was largely attributable to existing customers buying furniture under this contract as an alternative to individual contracts or alternative buying groups, this did not represent significant incremental sales. Sales priced under this contract represented approximately 30% of sales in 2005, and 5% of sales in 2004. The Company will be the exclusive supplier of moveable classroom furniture for this purchasing organization for 2006. If Virco was unable to sell under this contract, it would be able to sell to the vast majority of its customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Over 50% of the Company’s total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period.

Working Capital Requirements During the “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the vast majority of sales occurring from June to September each year, which is the Company’s peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with Wells Fargo Bank to assist it in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as product shipments increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company must rely on external sources of financing.
Virco’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company’s results of operations. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company’s business during the peak season each year based in part on annual contracts which are in place and management’s experience with respect to the market.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Sagus International LLC, (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), Royal, Bretford, Smith Systems, Columbia, and Scholarcraft. The largest competitor that purchases and re-sells furniture is School Specialty. In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2006, totaled $11.6 million and approximates five weeks of sales, compared to $12.4 million at January 31, 2005, and $12.4 million at January 31, 2004. The backlog declined as a result of higher levels of production during the fourth quarter of 2005, which enabled more rapid shipment of customer orders.
Patents and Trademarks
In the last five years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 20 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
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
Employees
As of January 31, 2006, Virco and its subsidiaries employed approximately 1,250 full-time employees at various locations. Of this number, approximately 1,050 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.
Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all models in Virco’s ZUMA® and ZUMAfrd™ product lines have been certified according to the GREENGUARD® Environmental Institute’s stringent indoor air quality standard for children and schools; other Virco product lines are being tested in order to obtain GREENGUARD certification. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, or remediation of environmental contamination.
Financial Information About Geographic Areas
During the period covered by this report, as well as during the previous two fiscal years, Virco derived approximately 3.0 % of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. The Company does not have any long-lived assets outside of the United States.

Executive Officers of the Registrant
As of April 1, 2006, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2006	Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	73	1990
D. A. Virtue (2)	Executive Vice President	47	1992
S. Bell (3)	Vice President — General Manager, Conway Division	49	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	49	1995
A. Gamble (5)	Vice President — Human Resources	37	2004
P. Quinones (6)	Vice President — Logistics and Marketing Services	42	2004
D. R. Smith (7)	Vice President — Marketing	57	1995
L. L. Swafford (8)	Vice President — Legal Affairs	41	1998
N. Wilson (9)	Vice President — General Manager, Torrance Division	58	2004
L. O. Wonder (10)	Vice President — Sales	54	1995
B. Yau (11)	Corporate Controller, Assistant Secretary and Treasurer	47	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 49 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 20 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 17 years and has served in a variety of manufacturing, safety, and environmental positions.

(4)	Appointed in 1995; has been employed by the Company for 15 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 7 years and has served as Manager of Human Resources, as Director of Human Resources, currently as Vice President of Human Resources.

(6)	Appointed in 2004; has been employed by the Company for 14 years in a variety customer and marketing service positions, currently as Vice President of Logistics and Marketing Services.

(7)	Appointed in 1995; has been employed by the Company for 21 years in a variety of sales and marketing positions, currently as Vice President of Marketing.

(8)	Appointed in 1998; has been employed by the Company for 10 years and has served as Associate Corporate Counsel, currently as Vice President of Legal Affairs.

(9)	Appointed in 2004; has been employed by the Company for 39 years in a variety of manufacturing, warehousing, and transportation positions, currently as Vice President – General Manager, Torrance Division.

(10)	Appointed in 1995; has been employed by the Company for 28 years in a variety of sales and marketing positions, currently as Vice President of Sales.

(11)	Appointed in 2004; has been employed by the Company for 9 years and has served as Corporate Controller, currently as Corporate Controller, Assistant Secretary and Treasurer.
Company officers do not have employment contracts.
The information required by this Item regarding Directors is incorporated by reference to Virco’s Proxy Statement to be filed within 120 days after the end of the Company’s most recent fiscal year and is incorporated herein by this reference.
Available Information
Virco files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC’s Public Reference Room at Station Place, 100 Fifth Street, N.E., Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.
The SEC also maintains an internet world-wide website that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is http://www.sec.gov.

In addition, Virco makes available to its stockholders, free of charge through its internet worldwide website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to, Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is http://www.virco.com.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows, and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
Our product sales are significantly affected by education funding, which is outside of our control. Our sales and/or growth in our sales would be adversely affected by a recessionary economy characterized by decreased state and local revenues which in turn cause decreased funding for education.
Our sales are significantly impacted by the level of education spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, state and local revenues decline, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture.
Geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, government revenues, and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, either or both of which would adversely affect our business, operating results, cash flows and financial condition.
We may have difficulty increasing or maintaining our prices as a result of price competition, which could lower our profit margins. Our competitors may develop new services or product designs that give them an advantage over us in making future sales.
Furniture companies in the education market compete on the basis of value, service, product offering and product assortment price, and track record of dependable delivery. Since our competitors offer products that are similar to ours, we face significant price competition, which tends to intensify during an industry downturn. This price competition impacts our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices, which could lower our profit margins. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales.
Our efforts to introduce new products that meet customer requirements may not be successful, which could limit our sales growth or cause our sales to decline.
To keep pace with industry trends, such as changes in education curriculum and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the education environment and for product performance, we must periodically introduce new products. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve client acceptance. Accordingly, the launch of any particular product may be later or less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline.
We may not be able to manage our business effectively if we are unable to retain our experienced management team or recruit other key personnel.
The success of our operations is highly dependent upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of qualified executives in the industry in which we compete. The loss of the services of key members of our management team could seriously harm our efforts to successfully implement our business strategy.

The majority of our sales are made under annual contracts, which limit our ability to raise prices during a given year in response to increases in costs.
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. If the costs of providing our products or services increase, we cannot be certain that we will be able to implement corresponding increases in our sales prices for such products or services in order to offset such increased costs. Significant cost increases in providing either the services or product during a given contract period could therefore lower our profit margins.
We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.
We require substantial amounts of raw materials and components, which we purchase from outside sources. Raw materials comprised our single largest total cost for the years ended January 31, 2006, 2005 and 2004. Steel, plastics and wood related materials are the main raw materials used in the manufacture of our products. The prices of plastics are sensitive to the cost of oil, which is used in the manufacture of plastics, and oil prices have increased significantly during 2005. The cost and availability of steel are subject to worldwide supply and demand, and the ability to import steel can be subject to political considerations. The cost and availability of steel has been volatile in recent years.
Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our clients in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
We are affected by the cost of energy and increases in energy prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of energy through our transportation costs, the costs of petroleum-based materials, like plastics, and the costs of operating our manufacturing facilities. If the price of petroleum-based products, the cost of operating our manufacturing facilities and our transportation costs continue to increase, these could have a negative impact on our gross margins and profitability.
Approximately 30% of our sales are priced under one contract, under which we are the exclusive supplier of classroom furniture.
A significant portion of our sales are priced by a nationwide price list and contract that allows schools to purchase furniture without preparing bids. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, nearly 30% of Virco’s sales were priced under this contract. If Virco were to lose its exclusive supplier status under this contract, and other manufacturers were allowed to sell under this contract, it could cause our sales or growth in sales to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends, and requires a “clean down” during the fourth quarter. Amounts available at any time are limited by certain asset balances, specifically inventory and receivables. Our credit facility is also subject to quarterly covenants.
The Company violated certain debt covenants in the third quarter of 2004 and the third quarter of 2005. In each case, the violation of covenants was waived and the credit facility was renewed for an additional year. The credit facility in place at January 31, 2006, includes quarterly covenants that include EBITDA requirements. In order to comply with the quarterly covenants, the Company will be required to substantially improve operating results for 2006 compared to 2005.
As a result of the foregoing, we may be prevented from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us. A breach of any of the covenants in our credit facility could result in a default, which, if not cured or waived, may permit acceleration of the indebtedness under the credit facility. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.
We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.
Our capital requirements depend on many factors, including capital improvements, tooling and new product development. To the extent that our existing capital is insufficient to meet these requirements and cover any losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our stockholders, and the securities may have rights, preferences and privileges that are senior to those of our common stock. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.
An inability to protect our intellectual property could have a significant impact on our business.
We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents, trademarks and service marks may be challenged, invalidated, cancelled, narrowed or circumvented. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures.
If third parties claim that we infringe upon their intellectual property rights, we may incur liability and costs and may have to redesign or discontinue an infringing product.
We face the risk of claims that we have infringed third parties’ intellectual property rights. Companies operating in the furniture industry routinely seek protection of the intellectual property for their product designs, and our principal competitors may have large intellectual property portfolios. Our efforts to identify and avoid infringing third parties’ intellectual property rights may not be successful. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Such claims could have a negative impact on our sales and results of operations.
We could be required to incur substantial costs to comply with environmental requirements. Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
We are subject to potential labor disruptions, which could have a significant impact on our business.
None of our workforce is represented by unions, and while we believe that we have good relations with our workforce, we may experience work stoppages or other labor problems in the future. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our customers.

Our insurance coverage may not adequately insulate us from expenses for product defects.
We maintain product liability and other insurance coverage that we believe to be generally in accordance with industry practices. Our insurance coverage may not be adequate to protect us fully against substantial claims and costs that may arise from product defects, particularly if we have a large number of defective products that we must repair, retrofit, replace or recall.
Risks Related to Our Common Stock
Holders of approximately 45% of the shares of Virco stock have entered into an agreement restricting the sale of the stock.
Certain shares of the Company’s common stock received by the holders thereof as gifts from Julian A. Virtue, including shares received in subsequent stock dividends, are subject to an agreement that restricts the sale or transfer of those shares. As a result of the share ownership and representation on the board and in management, the parties to the agreement have significant influence on affairs and actions of the Company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. In addition, these transfer restrictions and concentration of ownership could have the effect of impeding an acquisition of the Company.
Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.
Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. In addition, our certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.
Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. The limited “float” of shares available for purchase or sale of Virco stock can magnify this volatility. These broad market fluctuations may negatively affect the market price of our common stock. Some specific factors that may have a significant effect on our common stock market price include:
•	actual or anticipated fluctuations in our operating results or future prospects;

•	our announcements or our competitors’ announcements of new products;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rates or our competitors’ growth rates;

•	our inability to raise additional capital;

•	conditions of the school furniture industry as a result of changes in funding or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•	changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the education furniture industry generally.
Item 1B. Unresolved Staff Comments
None.
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
In addition to the complex described above, the Company operates three other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 45 years. The Company manufactures fabricated steel and injection-molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression molded components. This building is leased under a 10-year lease expiring in March 2008. The third is a 150,000 sq. ft. finished goods warehouse that is owned by the Company. Approximately 100,000 sq. ft. of this facility was leased to a third party on a month to month basis at January 31, 2006.
Los Angeles, California
Virco owned a 160,000 sq. ft. manufacturing facility located on 8 acres of land in Gardena, California. This manufacturing facility, which was held as rental property, was sold in November 2003. This sale resulted in a material gain on disposition in the fiscal year ended January 31, 2004.
Item 3. Legal Proceedings
Virco has various legal actions pending against it arising in the ordinary course of business, which in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The American Stock exchange is the principal market on which Virco Mfg. Corporation (VIR) stock is traded. As of March 30, 2006, there were approximately 340 registered stockholders according to transfer agent records. There were approximately 827 beneficial stockholders.
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. No dividends were declared or paid in fiscal 2005 or fiscal 2004 and the third or fourth quarters of 2003. In the first and second quarter of 2003 and fiscal year 2002, the Company declared a $0.02 per quarter cash dividend and an annual 10% stock dividend. Under the current line of credit with Wells Fargo, Virco is restricted from paying cash dividends.
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2005	2004	2005		2004
			High	Low	High	Low
1st Quarter	$—	$—	$7.94	$7.42	$7.95	$7.01
2nd Quarter	—	—	7.47	6.60	7.75	6.70
3rd Quarter	—	—	7.94	6.64	7.75	7.20
4th Quarter	—	—	7.15	5.13	7.94	7.50
The data included in the above table has been retroactively adjusted, if applicable, for the stock split and stock dividends.
Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans - excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	293,000	$11.56	116,000

Equity compensation plans not approved by security holders	—	—	—

Total	293,000	$11.56	116,000

On January 31, 2006, there were 116,000 shares available for grant under the 1997 Employee Incentive Plan and on January 31, 2005, there were 120,000 shares available for grant under the 1997 Employee Incentive Plan.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five Year Summary of Selected Financial Data

In thousands except per share data	2005	2004	2003	2002	2001

Summary of Operations

Net sales	$214,450	$199,854	$191,852	$244,355	$257,462

Net (loss) income	$(9,574)	$(13,995)	$(21,961)	$282	$246

(Loss) income per share data
Net (loss) income (1)
Basic	(0.73)	$(1.07)	$(1.68)	$0.02	$0.02
Assuming dilution	(0.73)	$(1.07)	$(1.68)	$0.02	$0.02

Dividends declared per share, adjusted for 10% stock dividend
Cash dividends (3)	$—	$—	$0.04	$0.08	$0.07

Other Financial Data
Total assets	$114,720	$114,041	$126,268	$154,796	$161,372
Working capital	$15,488	$15,334	$25,404	$38,748	$34,464
Current ratio	1.4/1	1.5/1	2.0/1	2.4/1	2.2/1
Total long-term obligations	$38,862	$34,090	$37,934	$44,702	$43,154
Stockholders’ equity	$39,100	$49,265	$62,352	$82,774	$90,223
Shares outstanding at year-end (3)	13,137	13,098	13,096	13,111	13,445
Stockholders’ equity per share (2)	$2.98	$3.76	$4.76	$6.31	$6.71

(1)	Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end after giving effect for stock dividends and stock split.

(3)	Adjusted for stock dividends and stock split.

Financial Highlights

In thousands, except per share data	2005	2004	2003	2002	2001

Summary of Operations

Net sales	$214,450	$199,854	$191,852	$244,355	$257,462

Net (loss) income
Net (loss) income before change in accounting methods	$(9,574)	$(13,995)	$(21,961)	$282	$246
Change in accounting methods	—	—	—	—	—

	$(9,574)	$(13,995)	$(21,961)	$282	$246

Net (loss) income per share (1)	$(0.73)	$(1.07)	$(1.68)	$0.02	$0.02
Stockholder’s equity	39,100	49,265	62,352	82,774	90,223
Stockholder’s equity per share (2)	2.98	3.76	4.76	6.31	6.71

	2000	1999	1998	1997	1996

Summary of Operations

Net sales (3, 4)	$287,342	$268,079	$275,096	$259,586	$237,551

Net (loss) income
Net (loss) income before change in accounting methods	$4,313	$10,166	$17,630	$13,852	$9,326
Change in accounting methods	(297)	—	—	—	—

	$4,016	$10,166	$17,630	$13,852	$9,326

Net income per share (1)	$0.29	$0.72	$1.20	$0.94	$0.64
Stockholder’s equity	94,141	93,834	88,923	77,077	63,921
Stockholder’s equity per share (2)	6.90	6.82	6.30	5.39	4.48

(1)	Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect for stock dividends and stock split.

(3)	The prior period statements of operations contain certain reclassifications to conform to the presentation required by EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which the Company adopted during the fourth quarter of the year ended January 31, 2001.

(4)	During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective February 1, 2000, the Company recorded the cumulative effect of the accounting change.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum based products; the availability and cost of labor: the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
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
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Executive Overview
Management’s strategy is to position Virco as the overall value supplier of moveable furniture and equipment. The markets that Virco serves include the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, warehousing, distribution, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures, and equipment (“FF&E”) needs for the K-12 Education market, enabling a school to procure all of its FF&E requirements from one source. This product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal year 2005, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The commercial furniture markets are recovering from the worst recorded recession in recent history. As a group, the members of BIFMA (the Business and Institutional Furniture Manufacturer’s Association) recorded a 12% increase in shipments in calendar year 2005, and a 5% increase in 2004. This followed decreases of 3%, 19.1% and 17.4% in 2003, 2002 and 2001, respectively. The impact of the recession on the school market lagged the commercial market and did not hit with full intensity until 2003. During this time Virco incurred sales declines of 21.5%, 5.1%, and 10.4% in 2003, 2002, and 2001 respectively. Throughout these years of declining sales, Virco took appropriate corrective measures to reduce the Company’s cost structure to match sales volumes.
During 2005, Virco’s sales volume increased by approximately 7%, and in 2004 sales volume increased by approximately 4%. Although sales results have stabilized, during the last two years the Company incurred supply chain disruptions and severe cost increases in certain raw materials. During 2005, the severe hurricanes in the Gulf Coast region of the United States impacted the availability of certain raw materials used in the production of steel. In addition to steel shortages, Virco obtains plastic used in the production of certain high-volume components from the Gulf Coast region. Both the cost and availability of plastic was severely affected. Finally, Virco incurs significant costs relating to energy. The most significant of the Company’s energy costs are for diesel fuel, for both outbound freight and inbound materials, though the Company also incurs significant costs for both electricity and natural gas. In 2004 the cost of steel, which is the Company’s largest raw material, doubled and was nearly three times higher than at the beginning of 2002. The Company incurred severe supply chain disruptions related to steel in 2004, and incurred unfavorable “yield variances” as the Company substituted more expensive or heavier gauge steel when the standard steel required was unavailable. The cost of plastic and fuel also increased. Due to the nature of the Company’s annual contracts with school districts, the Company was not able to pass on the increased material costs. The causes, and effects on Virco, of general economic conditions are discussed below under “Industry Overview”.
In response to the recession and the resulting decrease in sales of Virco’s products during 2001, 2002, and 2003, the Company has used a variety of tactics to reduce spending, including its Assemble-to-Ship (“ATS”) operating model, which permits: the Company to hold reduced inventory levels; strict disciplines over capital expenditures to reduce the investment in PP&E; wage and hiring freezes; and reductions in its workforce. These cost-saving measures allowed the Company to finish the last two years with cash flow from operations being slightly positive, despite having incurred operating losses for the years.
The Company does not anticipate that demand for furniture in the education markets will change substantially in the coming year. Rather we anticipate a continued strong market in bond-funded projects, with project completions being flat compared to 2005. In addition, management anticipates relatively flat demand for replacement furniture due to the continued financial pressures placed on school operating budgets. It is our intent to raise prices substantially, in order to recover the increased raw material costs as well as the freight and service costs for those customers that require full-service installation and delivery. Actual volume shipped during 2006 will be impacted by the behavior of our competitors in response to the increased material costs and selling prices. We will maintain our core workforce at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities, any increase in demand for our product can be met without any required investment in physical infrastructure.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company’s reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including LIFO and obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this report on Form 10-K. Virco’s critical accounting policies are as follows:
Revenue Recognition: The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as revised by SAB No. 104. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. The Company reports sales as net of sales returns and allowances.
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company’s allowance for doubtful accounts has ranged from approximately 0.7% to 1.4% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable are attributable to low-credit-risk governmental entities, giving Virco’s receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco’s credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company’s sales to government entities as a percentage of total revenues.
Inventory Valuation: Inventory is valued at the lower of cost or market. The Company uses the LIFO (last-in, first-out) method of accounting for the material component of inventory. The Company maintains allowances for estimated obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Valuation allowances are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expense. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Self-Insured Retention: For 2003, 2004, and 2005, the Company was self-insured for product liability losses up to $500,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability and auto reserves for known and unknown incurred but not reported (IBNR) losses are recorded at the net present value of the estimated losses using a 6.0% discount rate. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. It is anticipated that self-insured retentions for 2006 will be comparable to the retention levels for 2005.
Warranty Reserve: The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. It generally warranties that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. Warranty expense for the last three years has been higher than normal due to a recurring cosmetic complaint relating to a high-volume component. In 2005, the Company made appropriate engineering modifications to correct this condition, but may still incur warranty related costs for components produced and sold in prior years.
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan, the Virco Important Performers (VIP) Plan and the Non-Employee Directors Retirement Plan, which provide retirement benefits to employees and outside directors. Virco discounts the pension obligations under the plans using a 6.5% discount rate, before a 5.0% assumed rate of increases in compensation rates, and estimating a 6.5% return on plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduces a new assumption related to the plan freeze. It is the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allow, and the actuarial valuations assume the plans will be frozen for three years. If the assumption is modified to a permanent freeze, the Company would be required to immediately recognize any prior service cost / benefit. If the Company had assumed a permanent freeze, pension expense for 2005 and 2004 would have increased / (decreased) by approximately $9,000 and $(57,000), respectively. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at January 31, 2006 and January 31, 2005. At January 31, 2006, the Company has net operating loss carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $27,411,000 at January 31, 2006. State net operating losses that can potentially be carried forward total approximately $51,122,000 at January 31, 2006.
Industry Overview
As discussed above, the commercial furniture markets, including Virco’s core school markets, have suffered from the recent economic recession. The financial difficulties experienced by our core education customers derive primarily from budgetary pressures and shortfalls at state and local government levels. In 2003, the State of California received significant press coverage regarding its $15 billion budget shortfall, but funding issues existed at virtually every state and local level. In 2004 and 2005 funding levels were more stable, but budgetary pressures to control spending were still prevalent. The last time states faced such difficult fiscal conditions was after the 1990-91 recession, but the states have reacted differently during the last four years. In 1991, the states raised taxes by approximately 5.4% of the previous year’s tax collections. In 2003, states raised taxes by only 1.5% of the previous year’s revenues. Reluctance to raise taxes aggressively may extend the current budget condition. Because many states used debt to bridge budget gaps instead of balancing budgets with tax increases or spending reductions, and because state and local governments are facing continued financial pressure to fund medical and retirement benefits, the outlook for 2006 suggests that the market for school furniture will improve, but not substantially in the short term.
Funding for school furniture comes from two primary sources. The first source is from bonds issued to fund new school construction, make major renovations of older schools, and fully equip new and renovated schools. Funding from bond financing has been relatively stable during the past year. The second source is the general operating fund, which is a primary source of replacement furniture. The decline in Virco’s sales in recent years is primarily attributable to sharp reductions in replacement furniture purchased from the general fund. Approximately 80-85% of a school’s budget is spent on salaries and benefits for teachers and administrators. In times of budget shortfalls, schools traditionally attempt to retain teachers and spend less on repairs, maintenance, and replacement furniture.

While the short-term economic conditions impacting our core customer base are not overwhelmingly positive, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are very stable compared to the volatility of furniture purchases. The student population grows slowly. The volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent up demand for quality school furniture. Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, installation of furniture in classrooms, and opportunity to provide a complete product assortment allowing one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Finally, the financial health of the competition, both manufacturers and dealers, has been adversely impacted by the continued downturn in the school furniture business, creating opportunities for suppliers that can provide dependable delivery of quality product and services. A final opportunity, which can impact short-term industry demand, is the rebuilding of school systems that have been destroyed by hurricanes and flooding. School furniture is one of the last items acquired when building a new school, and there is a time lag between funding a new school and the eventual shipment of school furniture. This rebuilding is traditionally funded by FEMA or other disaster relief, not through traditional school funding mechanisms.
Virco Response to the Industry Environment
In response to robust industry growth during the mid to late 1990’s, Virco built and equipped a large new furniture manufacturing and distribution facility in Conway, Arkansas, that initiated operations in 1999 and 2000. In addition to that significant capital expansion of physical capacity, the Company implemented an SAP ERP system in 1999 in response to Y2K concerns coupled with limitations to its legacy computer system. The timing of these large capital investments was unfortunate, as the industry recession discussed above initiated approximately one year after this new capacity came on line.
In response to the volatile changes in what has traditionally been a relatively stable market, Virco has pursued a variety of programs to improve its competitive position in the market, to reduce its cost structure to be appropriate for reduced sales volume, and to position the Company for growth in volume and market share as the industry recovers.
In response to the sharp decline in sales, many furniture manufacturers responded by shutting down significant portions of their manufacturing capacity and laying off thousands of workers, incurring large restructuring charges in the process. Because the education market was not impacted as rapidly as the commercial markets, in the first two years of this recession, Virco responded with a different approach designed to preserve the Company’s manufacturing and distribution infrastructure and save the jobs of Virco’s trained workforce. The Company used a variety of tactics to reduce spending. Capital expenditures were reduced to approximately one-quarter of depreciation expense in 2003 and 2002, and one-third of depreciation expense in 2001. The Company embraced the ATS operating model, which facilitated reductions in inventory levels and improved levels of customer service. To control and reduce the cost of Virco’s workforce, the Company used traditional measures such as wage freezes and hiring freezes, as well as more creative measures that addressed the unique demands of a highly seasonal business, including programs to encourage workforce flexibility.
The tactics used by Virco to weather the reductions in sales during 2001 and 2002 were not adequate to address the 21.5% reduction in sales in 2003. In addition to the cost-saving efforts used in the prior two years, Virco implemented a voluntary separation program, which was accepted by 485 employees (25% of the workforce) in the second quarter. In the third quarter, the Company laid off an additional 160 employees. In 2004, there were no reductions in force, but the Company held capital expenditures to approximately one quarter of depreciation expense, and the Company used temporary labor to supplement the permanent workforce during busy times of the year. During 2005, the Company continued to use temporary labor to supplement the permanent labor force during busy times of the year, held capital expenditures to less than one-half of depreciation expense, and in the third quarter completed what management is confident will be the final reduction in force by laying off approximately 100 employees.
The cumulative result of these five years of cost reductions has been significant. Virco’s headcount of permanent employees has declined from a peak of nearly 2,950 in August 2000 to a total of approximately 1,250 permanent employees at January 31, 2006. Factory overhead, which peaked at over $72 million in fiscal year ended January 31, 2001 was approximately $46 million in fiscal year ended January 31, 2006. For the fiscal year ended January 31, 2006, factory overhead as a percentage of sales is less than it was prior to the significant capital expenditures in 1998, 1999, and 2000, despite the reduction in sales volume. Virco has accomplished this with out closing factories and without closing any of the primary distribution facilities. Selling, general, and administrative expenses, which do not fluctuate significantly with volume have declined by approximately $12 million from their peak and currently represent the same percentage of sales as in 2000, despite our reduced sales volume.
In addition to significant cost reductions, the Company has made several investments in both product and process to strengthen its competitive position. During the last five years, Virco has completed three modest acquisitions, all within the constrained capital expenditure budgets discussed above. The first acquisition was Furniture FocusTM, a reseller of FF&E that was a former Virco customer. The acquisition of Furniture Focus included their proprietary PlanSCAPE® software, used to bid and manage projects to furnish all items in the FF&E budget category of a new school project. Over the past four years, Furniture Focus has been integrated into Virco, and at the February 2006 sales meeting, a new release of the PlanSCAPE software was rolled out to the entire Virco sales force. Virco has embraced the relationships Furniture Focus had developed with other furniture manufacturers that provide FF&E not manufactured by Virco. Virco has incorporated these items into our product offering, enabling Virco to provide one-stop shopping for FF&E needs.
In addition to Furniture Focus, Virco has acquired assets from two furniture component manufacturers. While the production of many furniture components has moved to low-cost locations such as China, many components are too bulky to import on a cost-effective basis. In 2003, Virco purchased assets and intellectual property of Corex Products, Inc., a component manufacturer of compression-molded parts. The acquired equipment was integrated into our existing compression-molding facility in Conway, Arkansas. In 2005, Virco purchased substantial injection-molding capacity from a former supplier, allowing Virco to bring the production of certain high-volume components in house. These machines are currently being moved into our Conway, Arkansas facility, and a portion of these machines are in operation.
Finally, during the past five years of cost reductions, Virco has continued to invest in new products, including our successful ZUMA® and ZUMAfrd™ lines of education furniture. Initiatives to improve product and service quality have been successful, and the Company has improved its track record for dependable on-time delivery of product during the tight summer delivery window.
The Company’s lack of financial performance during the last two years have been attributable to the consequences of annual fixed-price contracts, coupled with extraordinary volatility in our most significant commodity and energy costs. During the past five years, it has been difficult to raise prices in the midst of the most significant sales downturn we have ever experienced. In 2004, the Company did not charge high enough prices to cover the variable cost of services, especially related to small orders delivered to customer locations. This was exacerbated with the extreme increase in steel and other commodity costs. For 2005, the Company raised prices, but not enough. Continued commodity cost increases, fueled by petroleum related costs for plastics and fuel, accompanied by supply chain disruptions related to Gulf Coast hurricanes, adversely impacted operating margins.
For 2006, the Company has significantly raised prices, and introduced tiered pricing under its most significant contracts to cover the costs of servicing small orders. While substantial price increases always risk a related loss of sales volume, the cost pressures experienced by Virco have impacted the entire industry, and the Company believes that competitors will also raise prices to recover their increased costs. Management believes that the Company’s dependable delivery, enhanced product offering, and new product offerings will enable Virco to execute this substantial price increase without a significant impact on volume.
Results of Operations (2005 vs. 2004)
Financial Results and Cash Flow
For the year ended January 31, 2006, the Company had a net loss of $9,574,000 on net sales of $214,450,000 compared to a net loss of $13,995,000 on net sales of $199,854,000 in the same period last year. The loss was $0.73 per share for the year ended January 31, 2006, compared to a net loss of $1.07 per share in the prior year. Cash flow from operations was $304,000 compared to $3,678,000 in the prior year. During 2005, the Company incurred a large operating loss, yet managed to finish the year with cash flow from operations being slightly positive. To accomplish this, the Company was able to substantially finance the increase in inventory with vendor credit. The Company limited capital expenditures to $3,470,000 compared to depreciation expense of $8,844,000.
Sales
Virco’s sales increased by 7.3% in 2005 to $214,450,000 compared to $199,854,000 in 2004. As discussed above, the furniture industry stabilized in 2005 and 2004 after three consecutive years of decline. The increased sales volume was attributable to increased prices, offset by a slight decline in unit volume. The Company benefited from increased project sales and increased sales through commercial channels. Sales of Virco’s new ZUMA® product line increased significantly, but were offset by reductions in older product lines.
For 2006 the Company will significantly raise selling prices to cover the cumulative impact of the increased cost of raw materials and freight expenses that have adversely impacted the last two years’ financial results. The Company continues to emphasize the value of

Virco’s products, the value of Virco’s distribution and delivery capabilities, and the value of timely deliveries during the peak seasonal delivery period. Although this policy may have an adverse effect on unit volume, the Company intends to restore its gross margins to levels that will restore profitable operations.
Cost of Sales
Cost of sales was 70% of sales in 2005 and 72% of sales for 2004. The cost of sales in total was slightly improved, but the components of the cost varied in 2005 compared to 2004. At the beginning of 2005, the Company raised prices with the intent of covering the increased cost of raw materials experienced in 2004. The Company was successful in raising prices, but did not raise them enough to recover the cumulative impact of increased material costs compounded with the increases incurred in 2005. As a percentage of sales, material cost increased in 2005, but was offset by reduced direct labor and overhead costs, resulting in a net improvement in gross margin.
In 2006, the Company intends to maintain the improved overhead cost structure attained through the restructurings in 2005 and 2003, and recover the increased material costs incurred in 2004 and 2005 by increased selling prices. The Company intends to more tightly integrate the ATS model with our marketing programs, product development programs, and product stocking plan. This anticipated improvement in execution of ATS should allow the Company to offer a wide variety of product while improving on-time delivery performance. Although the Company is beginning the year with slightly more inventory, production levels, which will vary depending upon selling volumes, are anticipated to be comparable to 2005.
The Company anticipates continued uncertainty and upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy, and employee benefits in the coming year. Steel and plastic have stabilized during the first quarter of 2006, but remain at high prices. For more information, please see the section below entitled “Inflation and Future Change in Prices”.
Selling, General and Administrative and Others
Selling, general and administrative expenses for the year ended January 31, 2006, excluding severance costs, increased by approximately $2 million, but were 32.8% as a percentage of sales as compared to 34.1% in 2004. Freight costs were flat and decreased slightly as a percentage of sales. Freight costs were adversely impacted by increased fuel rates, offset by a reduction in the numbers of smaller orders delivered to customers. Installation costs increased as a result of increased project orders, and selling expenses increased as a result of variable sales costs and rebates paid to customers.
For 2006, the Company intends to raise selling prices to cover increased raw material costs as well as increase prices on smaller orders and orders requiring full service. If successful, this should cause freight and installation costs to decline as a percentage of sales in 2006, but there can be no assurance of attaining a reduction due to volatility in fuel and freight rates as well as fluctuations in the portion of business requiring full service.
Interest expense was nearly $1,200,000 more than the prior year. Borrowing levels were slightly higher than the prior year, and interest rates were higher. In 2006, the Company anticipates slightly higher average borrowing levels and an increase in the average interest rate paid.
Provision for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at January 31, 2006 and January 31, 2005.
At January 31, 2006, the Company has net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $27,411,000 at January 31, 2006. State net operating losses that can potentially be carried forward total approximately $51,122,000 at

January 31, 2006.
For the fiscal year ended January 31, 2006, the Company recognized an income tax benefit of $109,000 due to adjustment of deferred tax reserves partially offset by income and franchise taxes as required by various states. For the fiscal year ended January 31, 2005, the Company incurred $115,000 of income and franchise taxes as required by various states.
Results of Operations (2004 vs. 2003)
Financial Results and Cash Flow
For the year ended January 31, 2005, the Company had a net loss of $13,995,000 on net sales of $199,854,000 compared to a net loss of $21,961,000 on net sales of $191,852,000 in the prior year. The loss was $1.07 per share for the year ended January 31, 2005, compared to a net loss of $1.68 per share in the prior year. Cash flow from operations was $3,678,000 compared to $(498,000) in the prior year. During 2004, the Company incurred a large operating loss, yet managed to finish the year with cash flow from operations being slightly positive. To accomplish this, the Company reduced accounts receivable and inventory balances despite an increase in sales volume. The Company limited capital expenditures to $2,799,000 compared to depreciation expense of $9,799,000. By year-end, the Company was able to reduce its long-term debt by more than $2.2 million.
Sales
Virco’s sales increased by 4.2% in 2004 to $199,854,000 compared to $191,852,000 in 2003. As discussed above, the furniture industry recovered modestly in 2004 after three consecutive years of decline. The increase in sales was primarily attributable to increased projects. In addition, the commercial furniture markets enjoyed a modest recovery as well. Although the market for school furniture improved in 2004, states and local governments were still suffering budgetary pressures, and the market still remained weak. Due to the significant reduction in the school furniture sales in 2003, competition was pronounced and Virco was unable to increase prices during 2004. When the Company incurred large increases in raw material costs, it was unable to pass along these costs under the annual contracts with school districts. The increase in sales was attributable to volume increases as opposed to price.
Cost of Sales
Cost of sales was 72% of sales for both 2004 and 2003. The cost of sales in total was stable, but the components of the cost varied dramatically in 2004 compared to 2003. During 2004, the cost of raw materials increased dramatically, offset by a comparable reduction in manufacturing overhead spending in 2004 compared to 2003. During the beginning of 2004, Virco had incurred significant disruption in the supply of steel in addition to markedly higher prices. Very significant purchases of steel by China, of both finished product and raw materials to produce steel, impacted the market for steel. In addition, a fire in one of the largest coal mines in the United States disrupted the supply of domestic steel. During 2004 the cost of steel nearly doubled. In addition to higher steel prices, the Company incurred increases in the prices of raw materials and operating expenses that were impacted by the cost of oil, especially plastics and freight expense. The increase in raw material costs was offset by a reduction in overhead spending. During 2003, in response to a 21.5% decline in sales volume, production volume was reduced to match the decline in sales volume, and further reduced to facilitate a $14 million reduction in inventory. The decreases in production volume, combined with certain inefficiencies associated with the reduction in workforce, caused overhead variances to increase.
Selling, General and Administrative and Others
Selling, general and administrative expenses for the year ended January 31, 2005, excluding severance costs, decreased by more than $2 million despite a 4% increase in sales, and were 34.1% as a percentage of sales as compared to 36.8% in 2003. Freight costs increased by approximately $250,000 and decreased slightly as a percentage of sales. Freight and installation costs in 2004 were adversely impacted by increased fuel costs and an increase in small orders requiring freight and installation. During the summer of 2003 the Company reduced its workforce by 485 employees. While the reduction in the workforce successfully lowered the Company’s cost structure, the Company incurred certain inefficiencies in coordinating production, shipment, and installation of customer orders during the third quarter of 2003. The Company did not incur comparable inefficiencies in 2004.
For 2004, the Company initiated programs to streamline product offerings, tightly integrated the inventory stocking program to coordinate with marketing programs, and reorganized freight and installation teams to improve the efficiency of freight and installation costs.
During 2003, the Company initiated a voluntary separation program in the second quarter followed by a non-voluntary reduction in workforce in the third quarter. In connection with these reductions, the Company incurred $13,920,000 of severance costs. During 2004, the Company incurred no restructuring costs, and was able to support an increased volume in sales by supplementing the existing workforce with part-time or temporary labor.

Interest expense was approximately $36,000 more than the prior year. Both borrowing levels and interest rates were comparable to the prior year.
In 2004 Virco had no gain or loss on the disposition of assets, compared to 2003 when Virco realized a significant gain on the sale of a former manufacturing facility. This facility had been held as rental property since 1994 when the Company relocated to the Torrance, California, manufacturing and distribution operation. The gain on sale for 2003 was $5,497,000.
Liquidity and Capital Resources
Working Capital Requirements
Virco addresses liquidity and capital requirements in the context of short-term seasonal requirements and the long-term capital requirements of the business. The Company’s core business of selling furniture to publicly funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco’s operational, capital, and financing decisions.
The Company’s working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco’s assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the first quarter, developing a stocking plan and estimating the number of employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect profitability. On an ongoing basis, management evaluates such estimates, including those related to market demand, labor costs, and inventory levels, and continually strives to improve Virco’s ability to correctly forecast business requirements during the peak season each year.
As part of Virco’s efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company’s ATS operating model. ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company’s ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods.
In addition, Virco finances its largest balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers.
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. For fiscal 2006, Virco has entered into a revolving credit facility with Wells Fargo Bank, amended and restated December 6, 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $50,000,000. The term loan is a two-year line amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus 2%. The revolving line has a 26-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 2%. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The revolving credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. Approximately $16,414,000 was available for borrowing as of January 31, 2006.
During fiscal years 2005 and 2004, the Company incurred operating losses, yet managed to have positive cash flow from operations. During 2004 and 2003, the Company incurred large operating losses, yet managed to finish each year with less debt than at the beginning of the year. This was accomplished through the following actions. In 2005, the Company spent $3.5 million on capital expenditures compared to $8.8 million of depreciation expense. Increases in inventory were substantially financed by increases in vendor credit. In 2004, the Company spent $2.8 million on capital expenditures, compared to depreciation expense of $9.8 million. In addition, receivables were reduced by over $1 million and inventories were reduced by nearly $2.5 million. In fiscal year 2003, the Company reduced inventory balances by over $14 million. This was accomplished by streamlining the product offering for fiscal year 2004, delaying until February Virco’s seasonal production of stock inventory for summer delivery, and aggressively reducing other inventories. The Company spent $2.3 million on capital expenditures, compared to depreciation expense of $11.6 million, providing more than $9 million of cash. The Company sold a former manufacturing facility, formerly held as rental property, which generated nearly $5,800,000 in cash. Finally, the Company terminated or curtailed certain benefit programs, including split-dollar life insurance and deferred compensation plans, which reduced other non-current assets by $2.5 million. Many of these actions are one-time events, and will not be repeated in future years. The only anticipated recurring event is the excess of depreciation over capital expenditures. The Company is budgeting for capital expenditures to be less than depreciation for fiscal year 2006, and the amount of cash generated is expected to be approximately $4-5 million.
As a result of the increased material costs previously described, the Company violated debt covenants related to the line of credit with Wells Fargo at the end of the third quarter of 2005. The violation of covenants was waived at the end of the quarter, and the Company re-negotiated its line of credit with the bank effective December 6, 2005. As a result of the increased material costs previously described, the Company violated debt covenants related to the line of credit with Wells Fargo and at the end of the third quarter of 2004. The violation of covenants was waived at the end of the quarter, and the Company re-negotiated its line of credit with the bank effective January 21, 2005.
Management believes cash generated from operations and from the previously described sources will be adequate to meet its capital requirements in the next 12 months.
Long-Term Capital Requirements
In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements. In 1997, the Company initiated two large capital projects, which have had significant effects on cash flow for the past five years. In the 1998, 1999, and 2000 fiscal years the Company expended significant amounts of capital on these projects. Upon completion of these projects, the Company dramatically reduced capital spending. As shown in the Company’s consolidated statements of cash flows, during 2001, 2002, 2003, and 2004 capital expenditures ranged from one-quarter to one-third of depreciation expense. During 2005 capital expenditures were approximately 40% of depreciation.
The first project was the implementation of the SAP enterprise resources planning system, initiated in October 1997. The Company went live with the new system in March 1999, implemented a business-to-business website along with sales force automation in the first quarter of 2000, and upgraded to a more current version of SAP in the fourth quarter of 2000. The initial portion of this project was financed with a lease from General Electric Capital Corporation (GECC). Capital and training costs not funded by the lease were financed from cash flows from operations and from the loan facility from Wells Fargo Bank. During fiscal year 2002 the Company paid off the balance of the capital lease.
The second project was the expansion and re-configuration of the Conway, Arkansas, manufacturing and distribution facility. During 1997, 1998, 1999, and 2000 the Company expended approximately $67,000,000 to purchase 100 acres of land, and build a 1,200,000 sq. ft. manufacturing and distribution facility equipped with new manufacturing and warehousing equipment. To finance this project, the Company borrowed $30,000,000 from Wells Fargo Bank, obtained equipment with operating leases from GECC, and used operating cash flow. As phases of the Conway expansion were completed, the Company was able to vacate several leased warehouses, sell a small production facility, and convert a second production facility into a warehouse. In addition, Virco sold a warehouse located in Torrance, California, which had been held as rental property.
Upon the completion of these substantial capital projects, the Company significantly reduced capital spending in 2004, 2003, 2002 and 2001. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. The Company has established a goal of limiting capital spending to less than $4,000,000 for 2006, which is approximately one-half of anticipated depreciation expense.
Asset Impairment
In 2002, Virco acquired certain assets of Furniture Focus™, including its proprietary PlanSCAPE® software. As part of this acquisition, the Company recorded goodwill of $2,200,000. During 2003, the Company rolled out the Furniture Focus package business nationwide. For 2005, Virco expended significant effort training the sales force in package selling. In 2006, Virco will release the next generation of the PlanSCAPE software to its entire sales force. In addition, Virco stocks selected products of other manufacturers that complement Virco’s product line, enabling Virco to fill nearly the entire FF&E budget line item for a K-12 school from products carried in stock. Virco evaluates the impairment of goodwill at least annually, or when indicators of impairment occur. As of January 31, 2006, there has been no impairment to the goodwill recorded.
In December 2003, Virco acquired certain assets of Corex Products, Inc., a manufacturer of compression molded components, for approximately $1 million. The assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with Virco’s existing compression molding operation. In connection with this acquisition, Virco acquired certain patents and other intangible assets. As of January 31, 2006, there has been no impairment to the intangible assets recorded.

Virco made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. Virco evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2006, there has been no impairment to the long-term assets of the Company.
Contractual Obligations
The Company leases manufacturing, transportation, and office equipment, as well as real estate under a variety of operating leases. The Company leases substantially all vehicles, including trucks and passenger cars under operating leases where the lessor provides fleet management services for the Company. The fleet management services provide Virco with operating efficiencies relating to the acquisition, administration, and operation of leased vehicles. The use of operating leases for manufacturing equipment has enabled the Company to qualify for and use Industrial Revenue Bond financing. Real estate leases have been used where the Company did not want to make a long-term commitment to a location, or when economic conditions favored leasing. The Torrance manufacturing and distribution facility is leased under an operating lease through 2010. The Company has one five-year option to extend the lease. The Company does not have any lease obligations or purchase commitments in excess of normal recurring obligations. Leasehold improvements and tenant improvement allowances are depreciated over the lesser of the expected life of the asset or the lease term.
Contractual Obligations
Payments Due by Period

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$26,553	$5,012	$21,472	$24	$45
Interest on Long-Term Debt Obligations	2,513	475	2,038	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	18,748	6,973	8,440	3,335
Purchase Obligations	22,933	22,933	—	—	—
Other Long-Term Obligations	—	—	—	—	—

	$70,747	$35,393	$31,950	$3,359	$45

Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2006, the Company had bonds outstanding valued at approximately $1,000,000. To the best of management’s knowledge, in over 56 years of selling to schools, Virco has never had a bid or performance bond called.
The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and warranty claims incurred. In 2005, warranty claims returned to more typical level. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2005. For 2004, warranty claims were higher than normal due to a recurring cosmetic complaint relating to a high-volume component. The following is a summary of the Company’s warranty-claim activity during 2005 and 2004.

	January 31,
	2006	2005

Beginning balance	$1,500	$1,751
Provision	900	1,304
Costs incurred	(900)	(1,555)

Ending balance	$1,500	$1,500

Retirement Obligations

The Company provides retirement benefits to employees and non-employee directors under three defined benefit retirement plans; the Virco Employee’s Retirement Plan, the Virco Important Performers (VIP) Retirement Plan, and the Retirement Plan for Non-Employee Directors. The Virco Employee Retirement Plan is a qualified retirement plan that is funded through a trust held at Wells Fargo Bank (Trustee). The other two plans are non-qualified retirement plans. The VIP Plan is secured by life insurance policies held in a rabbi trust and the Plan for Non-Employee Directors is not funded.
For 2005, 2004 and 2003 the Company used a 6.5% expected return on plan assets, a 5.0% expected rate of increase in compensation, and a 6.5% discount rate.
Three significant events occurred during 2003 that affected the retirement plans. First, approximately 40% of Virco’s employees severed their employment with Virco during the year. The majority of these employees accepted a voluntary severance package. This severance was treated as plan curtailment. Second, a significant number of employees that severed their employment elected a lump sum benefit. During 2003 the pension trust disbursed approximately $6.3 million to severed employees. These distributions were accounted for as a plan settlement. Finally, effective December 31, 2003, Virco froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. As a result of these activities, Virco incurred additional pension expense of approximately $1,250,000 related to the plan curtailment, additional pension expense of approximately $1,540,000 related to the plan settlement, and additional pension expense of approximately $40,000 related to the plan freeze. As a result of the freeze, the projected benefit obligation decreased by approximately $7,500,000. The plan freeze is not intended to be permanent. It is management’s intention to restore some form of a retirement benefit when the Company’s profitability and cash flow allow.
During 2004 and 2005, the Company’s results of operations and financial position did not allow for a retirement benefit to be restored. Benefit accruals under the plans have remained frozen. For 2004 and 2005, expenses related to the pensions decreased by more than $6 million compared to 2003.
It is the Company’s intent to maintain the funded status of the qualified plan at a minimum of 90% of the current liability as determined by the plan’s actuaries. During 2003, the Company contributed approximately $1,550,000 to the qualified plan and paid approximately $265,000 under the non-qualified plans. During 2004 and 2005 the Company paid approximately $255,000 under the non-qualified plans. It is anticipated that contributions for 2006 will be less than $1 million.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2006, a 1% reduction in investment return would have increased expense by approximately $155,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $270,000. A 1% reduction in the discount rate would have increased the PBO by approximately $3.4 million. If Virco elected to make the plan freeze permanent, pension expense would decrease by approximately $10,000. Refer to Note 4 to the consolidated financial statements for additional information regarding the pension plans and related expenses.
Stockholders’ Equity
In April 1998, the Board of Directors approved a stock buy-back program giving authorization to buy back up to $5,000,000 of Company stock. The authorization of this stock buy-back program was increased to $7,000,000, $14,000,000, $20,000,000 and $22,000,000 in January 1999, April 1999, December 2001 and December 2002, respectively. The current line of credit with Wells Fargo Bank does not allow for repurchases of stock. When the results of operations and cash flow allow, the Company will re-evaluate the stock buyback program. As of the end of January 2005 and 2004, the Company had repurchased approximately 1,454,000 and 1,383,000 shares at a cost of approximately $18,788,000 and $18,151,000 respectively. During 2004, the Company retired the shares of treasury stock. The Company did not repurchase any shares of stock during 2005 and 2004.
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of the recent operating losses, the Company discontinued paying dividends in the second quarter of 2003. The current line of credit with Wells Fargo Bank does not allow for cash dividends. When the results of operations, cash flow, and loan covenants allow, the Company intends to reinstate the cash dividend policy.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2006, reflects additional paid-in capital of approximately $108 million and deficit retained earnings of approximately $65 million. Other than the losses incurred in the past three years, the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
Environmental and Contingent Liabilities
The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. In addition to policies and programs designed to comply with environmental laws and regulations, Virco has enacted programs for recycling and resource recovery that have earned repeated commendations, including the 2004 California Waste Reduction Awards Program, designation in 2003 as a Charter Member of the WasteWise Hall of Fame, in 2002 as a WasteWise Partner of the Year, and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Despite these significant accomplishments, environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and expects to continue to expend, significant amounts in the future for the investigation of environmental conditions, installation of environmental control equipment, and remediation of environmental contamination.
In 2005 and 2004, the Company was self-insured for product liability losses up to $500,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2006, the Company will be self-insured for product liability losses up to $500,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
During the past 10 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2006 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2005 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2006.
New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company plans to adopt these provisions for the annual reporting period beginning February 1, 2006. The Company does not believe that the adoption of SFAS 151 will have a material effect on its results of operations or consolidated financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until February 1, 2006, for the Company. Consistent with the new rule, the Company intends to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company has not yet determined the impact of the adoption of SFAS 123(R) upon its results of operations or consolidated financial position.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Inflation and Future Change in Prices
Inflation rates had a significant impact on the results of operations for 2005, 2004, and 2003. During these years the Company incurred substantial increases in the cost of raw materials and energy, particularly steel, plastic, and diesel fuel. In 2002, President Bush announced that he would impose, tariffs of up to 30% on imports of selected steel products pursuant to Section 201 of the Trade Act of 1974. During the second half of 2002, the Company incurred higher costs related to steel prices. During 2003, steel prices remained relatively stable, but at the higher levels incurred in the later half of 2002. During the beginning of 2004, Virco incurred significant disruption in the supply of steel in addition to markedly higher prices. Very significant purchases of steel by China, of both finished product and raw materials to produce steel, have impacted the market for steel. In addition, a fire in one of the largest coal mines in the United States disrupted the supply of domestic steel. During 2004 the cost of steel nearly doubled. In addition to higher steel prices, the Company incurred increases in the prices of raw materials and operating expenses that are impacted by the cost of oil, especially plastics and freight expense. During 2005, the Company again incurred increased commodity prices and supply disruptions, primarily related to petroleum-related fuel and plastics. Steel, which has experienced volatile price increases in recent years remained expensive. Furthermore, one of the Company’s significant suppliers of steel obtained 100% of a key component of their steel processing from the Gulf Coast region. Steel deliveries were disrupted as a result of the hurricanes. The Company uses large quantities of plastic to manufacture certain high volume components. The Company’s suppliers of plastic are concentrated in the Gulf Coast region. For a period of time during and after the storms, price, availability, and rail car delivery of plastic was adversely impacted.
For 2006, the Company anticipates continued upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy and employee benefits. The price and supply of steel have stabilized compared to 2004 and 2005, but continue to be expensive. There is continued uncertainty on raw material costs that are affected by the price of oil, especially plastics. Transportation costs are also expected to be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco expects to incur continued pressure on employee benefit costs. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company has raised the 2006 list prices for Virco’s products. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering the increased material cost in addition to increased transportation costs as part of the bidding process. Total material costs for 2006, as a percentage of sales, could be higher than in 2005, but it is the Company’s intention to raise selling prices enough so that material costs, as a percentage of sales, will decline compared to 2005 and 2004. However, no assurance can be given that the Company will experience stable, modest or substantial increases in prices in 2006. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
The Company uses the LIFO method of accounting for the material component of inventory. Under this method, the cost of products sold as reported in the financial statements approximates current cost, and reduces the distortion in reported income due to increasing costs. Depreciation expense represents an allocation of historic acquisition costs and is less than if based on the current cost of productive capacity consumed. In 2005, 2004, 2003, 2002 and 2001, the Company significantly reduced its expenditures for capital assets, but in the previous three fiscal years (1998, 1999, and 2000) the Company made the significant fixed-asset acquisitions described above. The assets acquired result in higher depreciation charges, but due to technological advances should result in operating cost savings and improved product quality. In addition, some depreciation charges were offset by a reduction in lease expense.
The Company is also subject to interest rate risk related to its $26,448,000 of borrowings as of January 31, 2006, and any seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $340,000 for the 12 months ended January 31, 2006. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Virco Mfg. Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
     The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Virco Mfg. Corporation maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virco Mfg. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Virco Mfg. Corporation maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Virco Mfg. Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria .
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2006 of Virco Mfg. Corporation and our report dated March 17, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2006

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2006	2005
	(In thousands, except share data)
Assets
Current assets
Cash	$1,489	$1,192
Trade accounts receivable (net of allowance for doubtful accounts of $200 in 2005 and $225 in 2004)	17,270	15,997
Income taxes receivable	—	1,279
Other receivables	377	165

Inventories:
Finished goods, net	11,070	9,676
Work in process, net	13,796	10,373
Raw materials and supplies, net	6,751	5,998

	31,617	26,047

Prepaid expenses and other current assets	1,493	1,340

Total current assets	52,246	46,020

Property, plant and equipment:
Land and land improvements	3,591	3,287
Buildings and building improvements	49,581	49,542
Machinery and equipment	106,475	104,762
Leasehold improvements	1,289	1,307

	160,936	158,898
Less accumulated depreciation and amortization	109,513	102,009

Net property, plant and equipment	51,423	56,889

Goodwill and other intangible assets	2,324	2,337
Other assets	8,727	8,795

Total assets	$114,720	$114,041

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2006	2005
	(In thousands, except share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$2,030	$1,759
Accounts payable	17,504	13,948
Accrued compensation and employee benefits	6,047	5,722
Current portion of long-term debt	5,012	5,012
Other accrued liabilities	6,165	4,245

Total current liabilities	36,758	30,686

Non-current liabilities
Accrued self-insurance retention and other	2,703	3,221
Accrued pension expenses	14,618	12,751
Long-term debt, less current portion	21,541	18,118

Total non-current liabilities	38,862	34,090

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 13,137,288 shares in 2005 and 13,098,364 shares in 2004	131	131
Additional paid-in capital	108,143	107,883
Accumulated deficit	(64,981)	(55,407)
Accumulated comprehensive loss	(4,193)	(3,342)

Total stockholders’ equity	39,100	49,265

Total liabilities and stockholders’ equity	$114,720	$114,041

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31
	2006	2005	2004
	(In thousands, except share and per share data)
Net sales	$214,450	$199,854	$191,852
Costs of goods sold	149,785	143,415	137,420

Gross profit	64,665	56,439	54,432

Selling, general and administrative expenses	70,271	68,229	70,593
Separation costs	742	—	13,920
Interest expense,net	3,258	2,090	2,054
Loss (Gain) on sale of assets, net	77	—	(5,497)

Loss before income taxes	(9,683)	(13,880)	(26,638)

Income (tax benefit) expense	(109)	115	(4,677)

Net loss	$(9,574)	$(13,995)	$(21,961)

Cash dividends per share	$—	$—	$0.04

Net loss per common share
Basic	$(0.73)	$(1.07)	$(1.68)

Weighted average shares outstanding:
Basic	13,114	13,112	13,106
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

			Additional	Retained			Accumulated
			Paid-in	Earnings	Comprehensive	Treasury	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Loss	Total
	(In thousands, except share data)
Balance at January 31, 2003	13,110,602	$145	$126,284	$(18,927)	$—	$(18,634)	$(6,094)	$82,774

Net loss	—	—	—	(21,961)	(21,961)	—	—	(21,961)
Minimum pension liability	—	—	—	—	1,732	—	1,732	1,732

Derivative instrument	—	—	—	—	118	—	118	118

Comprehensive loss	—	—	—	—	(20,111)	—	—	—
Stock issued under option and tax benefits	56,257	1	849	—	—	—	—	850

Cash dividends	—	—	—	(524)	—	—	—	(524)
Purchase of treasury stock	(71,058)	—	—	—	—	(637)	—	(637)

Balance at January 31, 2004	13,095,801	146	127,133	(41,412)	—	(19,271)	(4,244)	62,352

Net loss	—	—	—	(13,995)	(13,995)	—	—	(13,995)
Minimum pension liability	—	—	—	—	902	—	902	902

Comprehensive loss	—	—	—	—	(13,093)	—	—	—
Stock issued under option plans	2,563	—	6	—	—	—	—	6
Retirement of treasury stock	—	(15)	(19,256)	—	—	19,271		—

Balance at January 31, 2005	13,098,364	131	107,883	(55,407)	—	—	(3,342)	49,265

Net loss	—	—	—	(9,574)	(9,574)	—	—	(9,574)
Minimum pension liability	—	—	—	—	(851)	—	(851)	(851)

Comprehensive loss	—	—	—	—	$(10,425)	—	—	—
Stock issued under option plans	38,924	—	260	—	—	—	—	260

Balance at January 31, 2006	13,137,288	$131	$108,143	$(64,981)	—	$—	$(4,193)	$39,100

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year ended January 31
	2006	2005	2004
	(In thousands, except share data)
Operating activities
Net loss	$(9,574)	$(13,995)	$(21,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,844	9,799	11,605
Provision for doubtful accounts	(2)	17	36
Loss (gain) on sale of property, plant and equipment	77	—	(5,497)
Deferred income taxes	—	—	674
Changes in operating assets and liabilities
Trade accounts receivable	(1,271)	1,319	(191)
Other receivables	(212)	(27)	85
Inventories	(5,570)	2,424	14,568
Income taxes	2,126	144	(4,461)
Prepaid expenses and other current assets	(153)	622	(467)
Accounts payable and accrued liabilities	5,984	3,364	5,231
Other	55	11	(120)

Net cash provided by (used in) operating activities	304	3,678	(498)

Investing activities
Capital expenditures	(3,470)	(2,799)	(2,236)
Proceeds from sale of property, plant and equipment	15	9	5,806
Net investment in life insurance	109	442	1,622

Net cash (used in) provided by investing activities	(3,346)	(2,348)	5,192

Financing activities
Dividends paid	—	—	(524)
Proceeds from long-term debt	3,330	1,862	2,051
Repayment of long-term debt	—	(4,065)	(5,514)
Proceeds from issuance of common stock	9	6	153
Purchase of treasury stock	—	—	(440)

Net cash provided by (used in) financing activities	3,339	(2,197)	(4,274)

Net increase (decrease) in cash	297	(867)	420
Cash at beginning of year	1,192	2,059	1,639

Cash at end of year	$1,489	$1,192	$2,059

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$3,258	$2,090	$2,183
Income tax, net	(2,235)	(320)	1,421

Non cash activities
Accrued asset retirement obligations	$583	$540	$—
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2006
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 50 years of manufacturing has resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business, and requires significant amounts of working capital through the existing credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the existing credit facility may limit the Company’s operating and financial flexibility. However, the Company believes that its existing cash and amounts available under the credit facility, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months.
Principles of Consolidation
The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Management Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2005, 2004 and 2003, refer to the years ended January 31, 2006, 2005 and 2004, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company purchases insurance on receivables from commercial sales to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk, customers with inadequate credit are required to provide cash in advance or letters or credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customers exceeded 10% of the Company’s sales for each of the three years in the period ended January 31, 2006. Foreign sales were less than 5% for the period ended January 31, 2006, and each of the prior two fiscal years.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2006 or 2005. Because of the short time between shipment and collection, the net carrying value approximates the fair value for these assets.
Derivatives
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2006 and 2005, the Company has no derivative instruments.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method of valuation for the material content of inventories and the first-in, first-out (FIFO) method for labor and overhead. The Company uses LIFO as it results in a better matching of costs and revenues. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed on the straight-line method for financial reporting purposes based upon the following estimated useful lives:

Land improvements	5 to 25 years
Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	shorter of lease or useful life
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2006 and 2005, and capitalized $13,000 for the year ended January 31, 2004. The Company capitalizes the cost of significant repairs that extend the life of an asset, repairs and maintenance that do not extend the life of an asset are expensed as incurred.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. The net book value of capitalized software, included in machinery and equipment, was $414,000 and $1,766,000 at January 31, 2006 and 2005, respectively. Depreciation expense attributable to capitalized software was $1,352,000 for fiscal years 2005 and 2006 and $2,031,000 for fiscal year 2004.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities are $583,000 and $540,000 at January 31, 2006 and 2005, respectively.

		Accumulated
	Asset	Depreciation	Liability

Beginning balance	$540,000	$—	$(540,000)
Additional obligation	—	—	—
Depreciation expense	—	(108,000)	—
Accretion expense	—	—	(43,000)

Ending balance	$540,000	$(108,000)	$(583,000)

Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved.
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted loss per share:

In thousands, except per share data	2005	2004	2003

Numerator:
Net loss	$(9,574)	$(13,995)	$(21,961)

Denominator:
Weighted-average shares – basic and diluted	13,114	13,112	13,106

Basic and diluted loss per share:
Net loss	$(0.73)	$(1.07)	$(1.68)

Note to Financial Statements — (Continued)
For the period ended January 31, 2006, approximately 245,000 shares of unvested stock awards and incentive stock options were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended January 31, 2005, approximately 225,000 shares of incentive stock options were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended January 31, 2004, approximately 20,000 shares of incentive stock options were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized but are subject to annual impairment tests. Other intangible assets are amortized on a straight line basis over their useful lives (3-17 years).
Information regarding the Company’s goodwill and other intangible assets are as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Gross Amount	Amortization	Net Amount	Gross Amount	Amortization	Net Amount

Goodwill (not amortized)	$2,200	$—	$2,200	$2,200	$—	$2,200
Intangible assets	150	26	124	150	13	137

	$2,350	$26	$2,324	$2,350	$13	$2,337

The Company anticipates that amortization expense will be approximately $15,000 per year for the next five years. The Company does not have amortization expense other than related to intangible assets.
Environmental Costs
Costs incurred to investigate and remediate environmental waste are expensed as incurred, unless the remediation extends the useful life of the assets employed at the site. Remediation costs that extend the useful life of assets are capitalized and amortized over the useful life of the assets. At January 31, 2005 and 2004, the Company has not capitalized any remediation costs and has not recorded any amortization expense in fiscal years 2005, 2004 and 2003.
Advertising Costs
Advertising costs are expensed in the period in which they occur. Selling, general and administrative expenses include advertising costs of $1,826,000 in 2005, $2,843,000 in 2004 and $2,757,000 in 2003. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2006 and 2005, were $357,000 and $260,000 respectively.
Product Warranty Expense
The Company provides for a product warranty on most of its products. It generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or repair at no cost to the consumer. The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The Company recorded reserves of $1,500,000 as of January 31, 2006 and 2005, respectively.
Self-Insurance
The Company has a self-insured retention for workers compensation, automobile and general and product liability claims. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value.

Note to Financial Statements — (Continued)
Stock-Based Compensation Plans
Incentive Stock Options
The Company uses the “intrinsic value based” method for accounting for stock options as prescribed by Accounting Principles Board No. 25. The Company provides pro forma disclosures as if the fair value method had been applied in accordance with SFAS No. 123 and SFAS No. 148. SFAS No. 123, as amended by SFAS No. 148, requires pro forma information regarding net income and net income per share to be disclosed for new options granted after fiscal year 1996. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 3.60% to 6.26%; dividend yield of 0.00% to 0.98%; volatility factor of the expected market price of the Company’s common stock of 0.26 to 0.42; and a weighted-average expected life of the option of five years.
The estimated fair value of the options is amortized to expense over the options’ vesting period for pro forma disclosures. The per share “pro forma” for the effects of SFAS No. 123, as amended by SFAS 148, is not indicative of the effects on reported net (loss) income for future years. The Company’s “reported” and “pro forma” information is as follows:

	Year ended January 31,
in thousands except per share data	2006	2005	2004

Net loss, as reported	$(9,574)	$(13,995)	$(21,961)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(51)	(54)	(58)

Pro forma net loss	$(9,625)	$(14,049)	$(22,019)

Basic earnings per share:
Net loss, as reported	$(0.73)	$(1.07)	$(1.68)
Net loss, pro forma	(0.73)	(1.07)	(1.68)
Diluted earnings per share:
Net loss, as reported	$(0.73)	$(1.07)	$(1.68)
Net loss, pro forma	(0.73)	(1.07)	(1.68)
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.
Revenue Recognition
The Company recognizes all sales when title passes under its various shipping terms and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances.
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installation are included in operating expenses. For the years ended January 31, 2006, 2005 and 2004, shipping and installation costs of approximately $23,745,000, $22,777,000 and $24,493,000, respectively, were included in selling, general and administrative expenses.
Accounting for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance

Note to Financial Statements — (Continued)
with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (scrap). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the Company plans to adopt these provisions for the annual reporting period beginning February 1, 2006. The Company does not believe that the adoption of SFAS 151 will have a material effect on its results of operations or consolidated financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, or SFAS 154. SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, when implemented, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of SFAS No. 123(R) until February 1, 2006, for the Company. Consistent with the new rule, the Company intends to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. The Company has not yet determined the impact of the adoption of SFAS 123(R) upon its results of operations or consolidated financial position.
2. Inventories
The current material cost for inventories exceeded LIFO cost by $6,422,000 and $6,201,000 at January 31, 2006 and 2005, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased by $60,000, $410,000 and $771,000 in the years ended January 31, 2006, 2005 and 2004, respectively.
Details of inventory amounts, including the material portion of inventory which is valued at LIFO, at January 31, 2006 and 2005, are as follows (in thousands):

	January 31, 2006
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$8,581	$(1,630)	$4,119	$11,070
Work in process	9,883	(2,594)	6,507	13,796
Raw materials and supplies	8,949	(2,198)	—	6,751

Total	$27,413	$(6,422)	$10,626	$31,617

Note to Financial Statements — (Continued)

	January 31, 2005
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$6,890	$(1,564)	$4,350	$9,676
Work in process	5,067	(2,315)	7,621	10,373
Raw materials and supplies	8,321	(2,322)	—	5,998

Total	$20,278	$(6,201)	$11,971	$26,047

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2006	2005

Revolving credit line with Wells Fargo Bank(a)	$6,448	$3,003
Term note with Wells Fargo Bank(a)	20,000	20,000
Other	105	127

	26,553	23,130
Less current portion	5,012	5,012

	$21,541	$18,118

Outstanding stand-by letters of credit	$329	$2,540

(a) Virco has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (7.50% at January 31, 2006) plus a 2% margin.
The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $16,414,000 was available for borrowing as of January 31, 2006.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at January 31, 2006. The $6,448,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2007	$5,012
2008	5,012
2009	16,460
2010	12
2011	12
Thereafter	45
The Company believes that the carrying value of debt approximates fair value at January 31, 2006 and 2005, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note to Financial Statements — (Continued)
4. Retirement Plans
The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan, the VIP Retirement Plan, and the Non-Employee Directors Retirement Plan. Pension expense and cash contributions for the fiscal years ended January 31, 2006 and 2005, were substantially less than the prior years as a result of several major events during 2003. Three significant events occurred during the fiscal year ended January 31, 2004. First, approximately 40% of Virco’s employees severed their employment with Virco during the year. The majority of these employees accepted a voluntary severance package. This severance was treated as a plan curtailment. Second, a significant number of employees that severed their employment elected a lump sum benefit. During 2003, the pension trust disbursed approximately $6.3 million to severed employees. These distributions were accounted for as a plan settlement. Finally, effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. The annual measurement date for the plans is December 31. As a result of these activities, Virco incurred additional pension expense of approximately $1,250,000 related to the plan curtailment, additional pension expense of approximately $1,540,000 related to the plan settlement, and additional pension expense of approximately $40,000 related to the plan freeze. As a result of the plan freeze, the projected benefit obligation decreased by approximately $7,500,000. Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration.
The discount rate represents an estimate of the rate at which retirement plan benefits could effectively be settled. The Company obtains data on several reference points when setting the discount rate including current rates of return available on longer term high-grade bonds and changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year.
When setting its rate of compensation increase assumption, the Company takes into consideration its recent experience with respect to average rates of compensation increase, compensation survey data relative to average compensation increases that other large corporations have awarded, and compensation increases that other large corporations expect to award over the upcoming year. This assumption is somewhat sensitive to inflation and may change from year to year. Effective December 31, 2003, the Company froze future benefit accruals for all three defined benefit plans. As such, the compensation increase assumption impacted the pension expense for the fiscal year ended January 31, 2004, but did not impact the accumulated benefit obligation or projected benefit obligation reported effective January 31, 2004. The compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2006 or 2005.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan.
Two of the Company’s defined benefit pension plans (the VIP Plan and the Non-Employee Directors Plan) are executive benefit plans that are not funded and are subject to the Company’s creditors. Because these plans are not funded, the assumed rate of return has no impact on pension expense or the funded status of the plans.
The Company maintains a trust and funds the pension obligations for the Virco Mfg. Corporation Employees Pension. The Board of Directors appoints a Retirement Plan Committee that establishes policy for investment and funding strategies. Approximately 85% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Committee has established target asset allocations to its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 85% stock and 15% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance. At December 31, 2005 and 2004, the amount of the plan assets invested in bond or short-term investment funds were 2% and 5%, respectively, and the balance in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP and Non-Employee Director Plans and to maintain the funded status of the Virco Mfg. Corporation Employees Pension at a minimum of 90% of the current liability as determined by the plan actuaries. It is anticipated that the Company will be required to contribute approximately $275,000 to the plans during the fiscal year ending January 31, 2007.
Payments made under the qualified plan are made from the trust fund. Payments made under the VIP Plan and Non-Employee Directors Plan are made by the Company. Estimated payments under the plans are as follows:

Note to Financial Statements — (Continued)

Plan Year	Qualified Plan	VIP Plan	Directors Plan	Total
	(in thousands)
2006	$493	$248	$—	$741
2007	521	243	48	812
2008	580	226	45	851
2009	653	211	42	906
2010	739	194	39	972
Thereafter	5,211	781	218	6,210
Qualified Pension Plan
The Company and its subsidiaries cover all employees under a non-contributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings. The Company’s general funding policy is to contribute enough to maintain a funded status of at least 90% of the current liability as determined by the Plan actuaries. Minimum pension liability adjustments for the years 2005, 2004 and 2003 were $(511,000), $550,000, and $3,376,000, respectively (net of taxes of $(340,000), $352,000 and $2,259,000, respectively), and are included in comprehensive loss. At January 31, 2006 and 2005, a full valuation allowance has been recorded against the net deferred tax assets. Accumulated comprehensive loss at January 31, 2006 and 2005 was primarily composed of minimum pension liability adjustments. Assets of the Plan are invested in common trust funds.
The following table sets forth (in thousands) the funded status of the Plan at December 31, 2005 and 2004:

	Pension Benefits
	2005	2004

Change in Benefit Obligation
Benefit obligation at beg. of year	$21,676	$21,640
Service cost	173	230
Interest cost	1,408	1,360
Plan amendments	416	490
Actuarial loss (gain)	509	(346)
Benefits paid	(1,897)	(1,698)

Benefit obligation at end of year	$22,285	$21,676

Change in Plan Assets
Fair value at beg. of year	$16,192	$16,476
Actual return on plan assets	517	1,414
Company contributions	—	—
Benefits paid	(1,897)	(1,698)

Fair value at end of year	$14,812	$16,192

Funded Status
Funded status of plan	$(7,472)	$(5,484)

Unrecognized net transition amt	(52)	(89)
Unrecognized net actuarial loss	4,246	3,431
Unrecognized prior service cost	2,849	2,903

(Accrued) prepaid benefit cost	$(429)	$761

Note to Financial Statements — (Continued)

	Pension Benefits
	2005	2004
Statements of Financial Position
Accrued benefit liability	$(7,472)	$(5,483)
Intangible asset	2,849	2,902
Accumulated other comp income	4,194	3,342

Net amount recognized	$(429)	$761

Supplementary Data
Projected benefit obligation	$22,284	$21,676
Accumulated benefit obligation	22,284	21,676
Fair value of plan assets	14,812	16,192

Weighted Average Assumptions
Discount rate	6.50%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5.00%	5.00%
The total pension for the Plan (in thousands) included the following components:

	December 31,
	2005	2004	2003

Components of net cost
Service cost	$173	$230	$1,384
Interest cost	1,408	1,361	1,864
Expected return on plan assets	(986)	(1,011)	(1,175)
Amortization of transition amt	(37)	(37)	(42)
Amortization of prior service cost	469	429	562
Recognized net actuarial loss	163	189	1,078
FASB 88	0	0	3,077

Benefit cost	$1,190	$1,161	$6,748

Additional Information
Increase in minimum liability included in other comprehensive income	$851	$(902)	$(5,635)
VIP Retirement Plan
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,592,000 and $2,584,000 at January 31, 2006 and 2005, respectively. These cash surrender values are included in other assets in the consolidated balance sheets.
The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan. Substantially all assets securing this Plan are held in the rabbi trust.
The following table sets forth (in thousands) the funded status of the VIP Plan at December 31, 2005 and 2004:

	Non-Qualified VIP Pension
	2005	2004

Change in Benefit Obligation
Benefit obligation at beg. of year	$5,592	$5,254
Service cost	211	240
Interest cost	341	334
Plan amendments	(416)	(490)

Note to Financial Statements — (Continued)

	Non-Qualified VIP Pension
	2005	2004
Actuarial (gain) / loss	203	510
Benefits paid	(256)	(256)

Benefit obligation at end of year	$5,675	$5,592

Change in Plan Assets
Fair value at beg. of year	$—	$—
Actual return on plan assets	—	—
Company contributions	256	256
Benefits paid	(256)	(256)

Fair value at end of year	$—	$—

Funded Status
Funded status of plan	$(5,675)	$(5,592)
Unrecognized net transition amt	—	—
Unrecognized net actuarial loss	1,946	1,877
Unrecognized prior service cost	(2,840)	(2,959)

Prepaid / (accrued) benefit cost	$(6,569)	$(6,674)

Statements of Financial Position
Accrued benefit liability	$(6,569)	$(6,674)
Intangible asset	—	—
Accumulated other comp income	—	—

Net amount recognized	$(6,569)	$(6,674)

Supplementary Data
Projected benefit obligation	$5,675	$5,592
Accumulated benefit obligation	5,675	5,592
Fair value of plan assets	—	—

Weighted Average Assumptions
Discount rate	6.50%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5.00%	5.00%
The total pension for the Plan (in thousands) included the following components:

	December 31,
	2005	2004	2003

Components of net cost
Service cost	$211	$240	$801
Interest cost	341	334	489
Expected return on plan assets	0	0	0
Amortization of transition amt	0	0	0
Amortization of prior service cost	(535)	(499)	(499)
Recognized net actuarial loss	134	122	409
FASB 88	0	0	(264)

Benefit cost	$151	$197	$936

Additional Information
Increase in minimum liability included in other comprehensive income	$—	$—	$—

Note to Financial Statements — (Continued)
Non-Employee Directors Retirement Plan
In April 2001, the Board of Directors established a non-qualified plan for non-employee directors of the Company. The plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2006, the plan did not hold any assets.
The following table sets forth (in thousands) the funded status of the Non-Employee Directors Retirement Plan at December 31, 2005 and 2004:

	Non-Employee Director Pension
	2005	2004
Change in Benefit Obligation
Benefit obligation at beg. of year	$391	$366
Service cost	23	21
Interest cost	25	24
Plan amendments	—	—
Actuarial (gain) / loss	(20)	(20)
Benefits paid	—	—

Benefit obligation at end of year	$419	$391

Change in Plan Assets
Fair value at beg. of year	$—	$—
Actual return on plan assets	—	—
Company contributions	—	—
Benefits paid	—	—

Fair value at end of year	$—	$—

Funded Status
Funded status of plan	$(419)	$(391)
Unrecognized net transition amt		—
Unrecognized net actuarial loss	(225)	(232)
Unrecognized prior service cost	23	111

Prepaid / (accrued) benefit cost	$(621)	$(512)

Statements of Financial Position
Accrued benefit liability	$(621)	$(512)
Intangible asset	—	—
Accumulated other comp income	—	—

Net amount recognized	$(621)	$(512)

Supplementary Data
Projected benefit obligation	$419	$391
Accumulated benefit obligation	419	391
Fair value of plan assets	—	—

Weighted Average Assumptions
Discount rate	6.50%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5.00%	5.00%

Note to Financial Statements — (Continued)
The total pension for the Plan (in thousands) included the following components:

		December 31,
	2005	2004	2003

Components of net cost
Service cost	$23	$21	$19
Interest cost	26	24	23
Amortization of prior service cost	88	88	88
Recognized net actuarial loss	(27)	(26)	(23)

Benefit cost	$110	$107	$107

Additional Information
Increase in minimum liability included in other comprehensive income	$—	$—	$—
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 15% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include the Virco stock as one of the investment options. Shares owned by the plan are held by the plan trustee, Security Trust Company. At January 31, 2006 and 2005, the plan held 448,933 shares and 488,426 shares of Virco stock, respectively. For the fiscal years ended January 31, 2006, 2005 and 2004, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $2,842,000 and $2,792,000 at January 31, 2006 and 2005, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust.
5. Stock Options and Stockholders Rights
The Company’s two stock plans are the 1997 Employee Incentive Plan (the 1997 Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under the 1993 Plan, the Company may grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options. The 1993 Plan expired in 2003 and had 47,182 unexercised options outstanding at January 31, 2006. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options or awards. As of January 31, 2006, the 1997 Plan had 245,389 unexercised option outstanding and 116,107 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. For fiscal year ended January 31, 2006, non-employee directors received a grant for options to purchase 2,000 shares of common stock on the first business day following annual meeting of the Company’s stockholders. These options along with all remaining vested and unvested outstanding options held by non-management directors were cancelled on January 13, 2006. An equivalent number of shares were granted to all non-employee directors on the same day.
Incentive Stock Options
A summary of the Company’s stock option activity, and related information for the years ended January 31, are as follows:

Note to Financial Statements — (Continued)

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	367,888	$11.39	372,381	$11.30	481,774	$10.82
Granted	14,000	7.20	12,000	6.89	10,000	8.40

Exercised	(2,922)	2.91	(2,563)	2.41	(56,257)	6.22

Forfeited	(86,395)	9.28	(13,930)	8.54	(63,136)	12.58

Outstanding at end of year	292,571	11.56	367,888	11.17	372,381	11.15

Exercisable at end of year	292,571	$11.56	336,352	$11.39	337,509	$11.30

Weighted-average fair value of options granted during the year		$2.78		$2.86		$3.53
The data included in the above table have been retroactively adjusted, if applicable, for stock dividends.
Information regarding stock options outstanding as of January 31, 2006, is as follows:

	Options Outstanding		Options Exercisable
		Remaining Contractual
Price	Number of Shares	Life	Number of Shares	Price
$6.36	47,182	0.70	47,182	$6.36
$8.82	12,100	5.55	12,100	$8.82
$11.06	97,723	3.47	97,723	$11.06
$11.65	1,098	3.70	1,098	$11.65
$12.64	58,564	2.70	58,564	$12.64
$15.06	75,904	1.67	75,904	$15.06

	292,571		292,571

The Company has elected to account for its employee stock options under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for employee stock options. No compensation expense is recorded under APB 25 because the exercise price of the Company’s employee common stock options equals the market price of the underlying common stock on the grant date.
Restricted Stock Unit Awards
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Participants vest their interest in notional stock units ratably over five years, with such units being 20% vested at each anniversary date. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $367,000 for fiscal year ended January 31, 2006; $230,000 for fiscal year ended January 31, 2005; and $0 for fiscal year ended January 31, 2004.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Participants vest their interest in notional stock units ratably over the vesting period, with such units being 100% vested at July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For fiscal year 2005, compensation expense incurred in connection with this award was $42,000. Compensation expense for the year ending January 31, 2007, is estimated to be $343,000.
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company’s common stock. Each Right entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as

Note to Financial Statements — (Continued)
adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights expire on October 25, 2006, have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.
6. Income Taxes
The (benefit) provision for the last three years are reconciled to the statutory federal income tax rate using the liability method as follows:

		January 31,
	2006	2005	2004

Statutory	$(3,292)	$(4,719)	$(9,057)
State taxes (net of federal tax)	(329)	(472)	(906)
Change in valuation allowance	3,721	5,219	7,641
Nondeductible expenses and other	(209)	87	(2,355)

	$(109)	$115	$(4,677)

Significant components of the (benefit) provision for income taxes (in thousands) attributed to continuing operations are as follows:

		January 31,
	2006	2005	2004

Current
Federal	$—	$—	$(4,677)
State	(109)	115	—

	(109)	115	(4,677)

Deferred	—	—	—
Federal	(3,502)	(4,466)	(6,359)
State	(219)	(753)	(1,282)

	(3,721)	(5,219)	(7,641)
Valuation allowance	3,721	5,219	7,641.10

	$(109)	$115	$(4,677)

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
	2006	2005
Deferred tax assets
Accrued vacation and sick leave	$926	$1,045
Retirement plans	4,953	4,313
Insurance reserves	606	898
Inventory	804	663
Warranty	561	561
Net operating loss carry forwards	11,058	8,697

	18,908	16,177

Deferred tax liabilities
Tax in excess of book depreciation	(2,062)	(2,927)
Capitalized software development costs	(53)	(258)
Other	(153)	(74)

	(2,268)	(3,259)
Valuation allowance	(16,640)	(12,919)

Net deferred tax liability	$—	$—

Note to Financial Statements — (Continued)
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance was recorded against the net deferred tax assets at January 31, 2006 and January 31, 2005.
At January 31, 2006, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $27,411,000 at January 31, 2006. State net operating losses that can potentially be carried forward total approximately $51,122,000 at January 31, 2006.
For the fiscal year ended January 31, 2006, the Company recognized an income tax benefit of $109,000 due to adjustment of deferred tax reserves partially offset by income and franchise taxes as required by various states. For the fiscal year ended January 31, 2005, the Company incurred $115,000 of income and franchise taxes as required by various states.
7. Commitments
The Company has operating leases on real property and equipment, which expire at various dates. The Torrance manufacturing and distribution facility is leased under a 5-year operating lease that expires at the end of 2010. The Company leases machinery and equipment under a 10-year operating lease arrangement. The Company has the option of buying out the leases three to five years into the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal, purchase options and require payment for property taxes and insurance.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2006, are as follows:

Year ending January 31,
2007	$6,973
2008	4,963
2009	3,477
2010	3,225
2011	110
Thereafter	0
Rent expense relating to operating leases was as follows (in thousands):

Year ending January 31,
2006	$9,457
2005	9,050
2004	9,999
The Company has issued purchase commitments for raw materials at January 31, 2006, of approximately $22.9 million. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in fiscal year ending January 31, 2008.
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

Note to Financial Statements — (Continued)
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. At January 31, 2006 and 2005, the Company had reserves of approximately $100,000 for such environmental contingencies.
The Company has a self-insured retention for product and general liability losses up to $500,000 per occurrence, workers’ compensation liability losses up to $250,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,600,000 and $2,400,000 at January 31, 2006 and 2005, respectively, based upon the Company’s estimated payout period of four years using a 6% discount rate.
Workers’ compensation, automobile, general and product liability claims may be asserted in the future for events not currently known by management. Management does not anticipate that any related settlement, after consideration of the existing reserve for claims incurred and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The majority of the Company’s products sold through January 31, 2005, carry a five-year warranty. Effective February 1, 2005, the Company extended its standard warranty period to 10 years. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is in accrued liabilities in the accompanying consolidated balance sheet.
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2006	2005

Beginning balance	$1,500	$1,751
Provision	900	1,304
Costs incurred	(900)	(1,555)

Ending balance	$1,500	$1,500

10. Gain on Sale of Assets and Other Income
In November 2003, the Company completed the sale of its Gardena, California, manufacturing facility, which was held as rental property. The Company received $5,801,000 in cash and recorded a $5,557,000 pre-tax gain on the disposition during the fiscal year ended January 31, 2004.
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2006 and 2005, are summarized as follows (in thousands, except per share data):

	Three months ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Year ended January 31, 2006:
Net sales	$33,254	$75,906	$70,484	$34,806
Gross profit	9,407	26,504	20,084	8,670
Net (loss) income	(5,683)	6,085	(2,194)	(7,782)

Note to Financial Statements — (Continued)

	Three months ended
	Apr. 30	Jul. 31	Oct. 31	Jan. 31
Per common share(1)
Net (loss) income
Basic	(0.43)	0.46	(0.17)	(0.59)
Assuming dilution	(0.43)	0.46	(0.17)	(0.59)

Year ended January 31, 2005:
Net sales	$30,321	$68,813	$69,502	$31,218
Gross profit	10,317	21,797	20,391	3,934
Net (loss) income	(4,601)	2,031	21	(11,446)

Per common share(1)
Net (loss) income
Basic	(0.35)	0.16	—	(0.87)
Assuming dilution	(0.35)	0.15	—	(0.87)

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.

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
Virco carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that, subject to the limitations noted in this Part II, Item 9A, Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on pages 33 and 34, respectively.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2006, and in Part I of this report under the heading “Executive Officers of the Registrant.”
The Company has adopted a Code of Conduct and Ethics for Directors, Officers and Employees applicable to its directors and officers (including its Chief Executive Officer, Chief Financial Officer, and Corporate Controller). The Company’s Code of Conduct and Ethics is available on the Company’s website at www.virco.com . The Company intends to disclose waivers under this Code of Ethics, or amendments thereto, that apply to the persons listed above on the Company’s website at www.virco.com or in a report on Form 8-K as required.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2006.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2006.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2006.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1.	The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets — January 31, 2006 and 2005.
Consolidated statements of operations — Years ended January 31, 2006, 2005, and 2004.
Consolidated statements of stockholders’ equity — Years ended January 31, 2006, 2005, and 2004.
Consolidated statements of cash flows — Years ended January 31, 2006, 2005, and 2004.
Notes to consolidated financial statements — January 31, 2006.

2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:

VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2006, 2005 AND 2004
(In Thousands)

		Col. C	Col. E
	Col. B	Charged to	Deductions from	Col. F
Col. A	Beginning Balance	Expenses	Reserves	Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2006	$225	$—	$25	$200
January 31, 2005	$225	$17	$17	$225
January 31, 2004	$225	$36	$36	$225

Inventory valuation reserve for the period ended:
January 31, 2006	$1,400	$—	$—	$1,400
January 31, 2005	$1,150	$250	$—	$1,400
January 31, 2004	$575	$575	$—	$1,150

Warranty reserve for the period ended:
January 31, 2006	$1,500	$900	$900	$1,500
January 31, 2005	$1,751	$1,304	$1,555	$1,500
January 31, 2004	$900	$1,976	$1,125	$1,751

Product, workers compensation and automobile liability reserves for the period ended:
January 31, 2006	$2,400	$—	$780	$1,620
January 31, 2005	$4,297	$—	$1,897	$2,400
January 31, 2004	$3,080	$1,217	$—	$4,297

Deferred tax valuation allowance for the period ended:
January 31, 2006	$12,919	$3,721	$—	$16,640
January 31, 2005	$7,700	$5,219	$—	$12,919
January 31, 2004	$—	$7,700	$—	$7,700
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

VIRCO MFG. CORPORATION
Date: April 13, 2006	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director	April 13, 2006

/s/ Robert E. Dose Robert E. Dose	Vice President — Finance, Secretary and Treasurer (Principal Financial Officer)	April 13, 2006

/s/ Bassey Yau Bassey Yau	Corporate Controller (Principal Accounting Officer)	April 13, 2006

/s/ Douglas A. Virtue Douglas A. Virtue	Director	April 13, 2006

/s/ Donald S. Friesz Donald S. Friesz	Director	April 13, 2006

/s/ Evan M. Gruber Evan M. Gruber	Director	April 13, 2006

/s/ Robert K. Montgomery Robert K. Montgomery	Director	April 13, 2006

/s/ Albert J. Moyer Albert J. Moyer	Director	April 13, 2006

/s/ Glen D. Parish Glen D. Parish	Director	April 13, 2006

SIGNATURE	TITLE	DATE

/s/ Donald A. Patrick Donald A. Patrick	Director	April 13, 2006

/s/ James R. Wilburn James R. Wilburn	Director	April 13, 2006

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2006

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services [(as assignee of The Chase Manhattan Bank)], as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2005, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2005).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2005, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.13	Amendment to Revolving Line of Credit Note dated January 21, 2005, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.14	Term Note dated January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.15	Amendment to Term Note dated January 21, 2005, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.16	Form of Restricted Stock Unit Agreement

Exhibit
Number	Description
21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.