Form 10-Q
period 2006-04-30
VIRCO MFG CORPORATION
filed 2006-06-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q

For Quarter Ended	April 30, 2006	Commission File Number	1-8777

VIRCO MFG. CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:      (310) 533-0474
No change
Former name, former address and former fiscal year, if changed since last report.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
     Common Stock, $.01 par value – 13,137,288 shares as of May 31, 2006.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — April 30, 2006, January 31, 2006 and April 30, 2005
Condensed consolidated statements of operations — Three months ended April 30, 2006 and 2005
Condensed consolidated statements of cash flows — Three months ended April 30, 2006 and 2005
Notes to condensed consolidated financial statements — April 30, 2006

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

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2006	1/31/2006	4/30/2005
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$752	$1,489	$495

Trade accounts receivable	18,247	17,470	16,112
Less allowance for doubtful accounts	234	200	262

Net trade accounts receivable	18,013	17,270	15,850

Other receivables	224	377	179

Inventories:
Finished goods, net	19,641	11,070	12,611
Work in process, net	22,816	13,796	24,546
Raw materials and supplies, net	9,194	6,751	8,438

	51,651	31,617	45,595

Prepaid expenses and other current assets	1,041	1,493	1,153

Total current assets	71,681	52,246	63,272

Property, plant and equipment:
Land and land improvements	3,591	3,591	3,253
Buildings and building improvements	49,581	49,581	49,542
Machinery and equipment	106,981	106,475	104,319
Leasehold improvements	1,302	1,289	1,289

	161,455	160,936	158,403
Less accumulated depreciation and amortization	111,374	109,513	103,535

Net property, plant and equipment	50,081	51,423	54,868

Goodwill and other intangible assets, net	2,323	2,324	2,334
Other assets	8,727	8,727	8,889

Total assets	$132,812	$114,720	$129,363

See Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2006	1/31/2006	4/30/2005
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Checks released but not yet cleared bank	$2,276	$2,030	$2,909
Accounts payable	23,474	17,504	19,350
Accrued compensation and employee benefits	5,063	6,047	5,094
Current portion of long-term debt	5,012	5,012	5,012
Other accrued liabilities	5,974	6,165	5,073

Total current liabilities	41,799	36,758	37,438

Non-current liabilities:
Accrued self-insurance retention and other	3,104	2,703	3,723
Accrued pension expenses	15,024	14,618	13,288
Long-term debt, less current portion	36,511	21,541	31,327

Total non-current liabilities	54,639	38,862	48,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 13,137,288 shares at 4/30/2006 and 1/31/2006, and 13,099,825 shares at 4/30/2005	131	131	131
Additional paid-in capital	108,684	108,143	107,888
Retained deficit	(68,248)	(64,981)	(61,090)
Accumulated comprehensive loss	(4,193)	(4,193)	(3,342)

Total stockholders’ equity	36,374	39,100	43,587

Total liabilities and stockholders’ equity	$132,812	$114,720	$129,363

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	4/30/2006	4/30/2005
	(In thousands, except share data)
Net sales	$34,515	$33,254
Costs of goods sold	23,021	23,847

Gross profit	11,494	9,407

Selling, general and administrative expenses	13,875	14,557
Interest expense	886	533

Loss before income taxes	(3,267)	(5,683)

Provision for income taxes	—	—

Net loss	$(3,267)	$(5,683)

Net loss per common share
Basic	$(0.25)	$(0.43)

Weighted average shares outstanding
Basic	13,137	13,100
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2006	4/30/2005
	(In thousands)
Operating activities

Net loss	$(3,267)	$(5,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,861	2,406
Provision for doubtful accounts	25	37
Loss on sale of property, plant and equipment	—	20

Changes in assets and liabilities
Trade accounts receivable	(768)	110
Other receivables	153	(14)
Inventories	(20,034)	(19,548)
Income taxes	10	2,244
Prepaid expenses and other current assets	452	187
Accounts payable and accrued liabilities	6,380	6,826
Other	—	(91)

Net cash used in operating activities	(15,188)	(13,506)

Investing activities
Capital expenditures	(519)	(437)
Proceeds from sale of property, plant and equipment	—	32

Net cash used in investing activities	(519)	(405)

Financing activities
Issuance of long-term debt	14,970	13,209
Proceeds from issuance of common stock	—	5

Net cash provided by financing activities	14,970	13,214

Net decrease in cash	(737)	(697)
Cash at beginning of year	1,489	1,192

Cash at end of year	$752	$495

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$886	$533
Income tax, net	5	(2,254)

Non-cash activities
Accrued asset retirement obligations	$11	$11
Deferred compensation	541	—
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The balance sheet at January 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006.

Note 2.	Seasonality

The market for educational furniture is marked by extreme seasonality, with over 50% of the Company’s total sales typically occurring from June to September each year, which is the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season.

In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory.

Note 3.	New Accounting Standards

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the Company’s financial operations or financial positions.

Note 4.	Inventories

Year end financial statements at January 31, 2006 reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2006 and 2005, there was no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended April 30, 2006 and 2005. LIFO reserves at April 30, 2006 and January 31, 2006 were $6,423,000. LIFO reserves at April 30, 2005 were $6,201,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 5.	Debt

The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (7.50% at April 30, 2006) plus a 2% margin.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $15,656,000 was available for borrowing as of April 30, 2006.

The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum re requirement, minimum EBITDA and an annual cleandown. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2006, January 31, 2006 and April 30, 2005. The $21,421,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.

Note 6.	Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at April 30, 2006, January 31, 2006 and April 30, 2005.

Note 7.	Net Loss per Share

For the three months ended April 30, 2006, net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares. The following table sets forth the computation of loss per share:

	Three Months Ended
	4/30/2006	4/30/2005
	(In thousands, except per share data)
Net loss	$(3,267)	$(5,683)

Average shares outstanding — basic	13,137	13,100
Net effect of dilutive stock options based on the treasury stock method using average market price	68	281

Totals — Assuming dilution	13,205	13,381

Net loss per share — basic	$(0.25)	$(0.43)

Note 8.	Stock Based Compensation

Stock Option Plans

The Company’s two stock plans are the 1997 Employee Incentive Plan (the 1997 Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under the 1993 Plan, the Company may grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options. The 1993 Plan expired in 2003 and had 47,182 unexercised options outstanding at April 30, 2006. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options or awards. As of April 30, 2006, the 1997 Plan had 234,594 unexercised option outstanding. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. The Company did not grant any stock options to any of the employees during the quarter ended April 30, 2006.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. While the Company does not have a formal written policy detailing such issuance, it requires that the option holders provides a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

Accounting for the Plans

Prior to February 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective February 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition. The modified prospective method will be applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption. Accordingly, no compensation expense was recorded on the Company’s options during the quarter ended April 30, 2006. For the three months ended April 30, 2005 we accounted for stock based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied.

	Three Months Ended
	4/30/2006	4/30/2005
	(In thousands, except per share data)
Net loss, as reported	$(3,267)	$(5,683)
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	13

Pro forma net loss	$(3,267)	$(5,696)

Net loss per share — basic, as reported	$(0.25)	$(0.43)

Weighted average shares outstanding — basic	13,137	13,100
The Company has estimated the fair value of all stock option awards as of the date of grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. Historical information was the primary basis for the selection of the expected volatility and life of the option. The risk-free interest rate was selected based upon the yield of the U.S. Treasury issue with a term equal to the expected life of the option being valued.

Stock option activity during the three months ended April 30, 2006 is as follows:

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (in yrs.)	Value
Outstanding at February 1, 2006	292,571	$11.56	2.49

Lapsed	(10,795)	13.30
Exercised	—	—
Granted	—	—

Outstanding at April 30, 2006	281,776	11.50	2.25	$—

Exercisable at April 30, 2006	281,776	11.50	2.25	$—
As all options had vested prior to February 1, 2006, there was no effect on the statement of operations or cash flows due to the adoption of FASB Statement No. 123(R).

Restricted Stock Unit Awards

On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Participants vest their interest in notional stock units ratably over five years, with such units being 20% vested at each anniversary date. As such, 204,000 of the units remain outstanding as of April 30, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $88,000 and $99,000 for quarters ended April 30, 2006 and 2005, respectively. As of April 30, 2006, there was approximately $1,118,000 of unrecognized compensation cost related to non-vested restricted stock unit award, which is expected to be recognized through June 30, 2009.

On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Participants vest their interest in notional stock units ratably over the vesting period, with such units being 100% vested at July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the quarter ended April 30, 2006, compensation expense incurred in connection with this award was $206,000. As of April 30, 2006, there was approximately $137,000 of unrecognized compensation cost related to non-vested restricted stock unit Awards. The cost is expected to be recognized during the second quarter ending July 31, 2006. All units granted remain outstanding at April 30, 2006.

As the compensation cost for the restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the statements of operations, due to the adoption of FASB Statement No. 123(R). At February 1, 2006, the Company recorded a transitional reclassification of $247,000 from current liabilities to additional paid-in capital.

Note 9.	Comprehensive Loss

Comprehensive loss for the three and nine months ended April 30, 2006 and 2005 was the same as net loss reported on the statements of operations. Accumulated comprehensive loss at April 30, 2006 and 2005 and January 31, 2006 is composed of minimum pension liability adjustments.

Note 10.	Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K for the period ending January 31, 2006, benefit accruals under this plan were frozen effective December 31, 2003.

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

The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K for the period ending January 31, 2006, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2006 and 2005 were as follows (in thousands):

					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2006	2005	2006	2005	2006	2005
Service cost	$43	$55	$53	$58	$6	$6
Interest cost	352	337	85	89	6	6
Expected return on plan assets	(246)	(248)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	117	107	(134)	(125)	22	22
Recognized net actuarial (Gain) or loss	41	33	34	27	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$298	$275	$38	$49	$27	$27

Note 11.	Warranty

The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the three months each ended April 30, 2006 and 2005:

	Three Months Ended
	4/30/2006	4/30/2005
	(In thousands)
Beginning Accrued Warranty Balance	$1,500	$1,500
Provision	206	219
Costs Incurred	(206)	(219)

Ending Accrued Warranty Balance	$1,500	$1,500

Note 12.	Subsequent Events

On June 6, 2006, the Company sold 1,072,041 shares of its common stock (the “Shares”), and warrants to purchase 268,010 shares of its common stock, to Wedbush, Inc. and Wedbush Morgan Securities, Inc. for an aggregate purchase price of $5 million, or $4.66 per Share (the “Per Share Purchase Price”). The warrants may be exercised for 120% of the Per Share Purchase Price for the first three years after the sale, and for 130% of the Per Share Purchase Price for the fourth and fifth year after the sale, and expire on the fifth anniversary of the sale. The Company has agreed to file a registration statement registering the resale of the Shares as soon as practicable, but in any event no later than 30 days after the sale. A follow-on investment by Directors and management of approximately $300,000, under substantially the same terms, is expected to close during the week ended June 16, 2006.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the first quarter of 2006, the Company incurred a net loss of $3,267,000 on sales of $34,515,000 compared to a net loss of $5,683,000 on sales of $33,254,000 in the same period last year.
Sales for the first quarter ended April 30, 2006 increased by $1,261,000, a 3.7% increase, compared to the same period last year. Incoming orders for the same period were flat compared to the prior year. Backlog at April 30, 2006 decreased by approximately 8% compared to the prior year. The increase in sales was attributable to an increase in selling price of approximately 10% offset by a reduction in unit volume.
As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2006, in the prior two years the Company incurred a severe increase in the cost of certain raw materials, especially steel and petroleum related products such as plastic. Steel prices started to increase in the first quarter of 2004 and reached a peak during the fourth quarter of 2004. Petroleum related products, especially plastic, increased substantially in 2005. In addition to cost increases, the Company incurred supply chain disruptions due to the hurricanes in the Gulf Coast region of the United States. In response to these cost increases, the Company raised selling prices in 2005, but did not raise them enough to compensate for the cumulative impact of the increases in commodity costs. Virco substantially raised prices again at the beginning of 2006, and margins are now approximating those realized prior to the increases in material costs.
During the first quarter ended April 30, 2006, the Company benefited from higher selling prices under most contracts, but also delivered orders received at lower margins in the fourth quarter of 2005. Raw material costs have been relatively stable during the first quarter of 2006 at approximately the same costs experienced during the fourth quarter of 2005. Gross profit for the first quarter, as a percentage of sales, increased to 33% compared to 28% in the same period last year.
Selling, general and administrative expense for the quarter ended April 30, 2006 decreased by approximately $682,000 compared to the same period last year, and decreased as a percentage of sales by 4.7%. The decrease as a percentage of sales was primarily attributable to the price increase. The reduction in spending is primarily attributable to a reduction in unit volume.
Interest expense increased by approximately $353,000 compared to the same period last year. The increase is primarily due to higher interest rates in addition to higher loan balances.
Financial Condition
As a result of seasonally lower deliveries in the first quarter and fourth quarter last year, accounts and notes receivable were flat compared to January 31, 2006. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of seasonally high summer shipments. For the current quarter, the Company increased inventory by approximately $20,000,000 compared to January 31, 2006. This increase in inventory was comparable to the in increase in the first quarter in the prior year. The quantity and composition of inventory at the end of the first quarter of 2006 changed compared to the first quarter of 2005. The Company has more inventory, and a higher proportion of finished goods inventory compared to raw materials, work in process, and ATS components. The increased balance of finished goods inventory is attributable to two factors. First, the Company has hired fewer temporary workers for the current year, and has built inventory earlier, using more labor from our permanent workforce. Second, the Company hopes to accelerate deliveries of furniture during the second quarter and smooth the intense seasonal nature of our business. Both initiatives are hoped to increase overall efficiencies of factory and service operations. The increase in inventory was financed through the credit facility with Wells Fargo Bank.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for 2006, which is approximately two-thirds of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2006, was $519,000 compared to $437,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the first quarter ended April 30, 2006 was $15,188,000 compared to $13,506,000 for the same period last year.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank and the capital infusion from Wedbush received subsequent to the quarter, will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $15,656,000 was available for borrowing as of April 30, 2006.

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Annual Report on Form 10-K for fiscal year ended January 31, 2006.
Forward-Looking Statements
From time to time, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (7.50% at April 30, 2006) plus a 2% margin.
The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $15,656,000 was available for borrowing as of April 30, 2006.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum requirement, minimum EBITDA and an annual cleandown. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at each of April 30, 2006, January 31, 2006 and April 30, 2005. The $21,421,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
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

VIRCO MFG. CORPORATION
Date: June 9, 2006	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President – Finance