Form 10-Q
period 2006-07-31
VIRCO MFG CORPORATION
filed 2006-09-11
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q
For Quarter Ended July 31, 2006
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
     Common Stock, $.01 par value – 14,322,051 shares as of August 23, 2006.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — July 31, 2006, January 31, 2006 and July 31, 2005
Condensed consolidated statements of income — Three months ended July 31, 2006 and 2005
Condensed consolidated statements of income — Six months ended July 31, 2006 and 2005
Condensed consolidated statements of cash flows — Six months ended July 31, 2006 and 2005
Notes to condensed consolidated financial statements — July 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Exhibit 10.1 – Stock Purchase Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation, Wedbush, Inc. and Wedbush Morgan Securities, Inc., filed June 8, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

Exhibit 10.2 – Warrant Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation and Wedbush, Inc., filed June 8, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

Exhibit 10.3 – Warrant Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation and Wedbush Morgan Securities, Inc., filed June 8, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated herein by reference.

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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2006	1/31/2006	7/31/2005
	(In thousands)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$3,054	$1,489	$964
Trade accounts receivable	48,396	17,470	44,912
Less allowance for doubtful accounts	234	200	286

Net trade accounts receivable	48,162	17,270	44,626

Other receivables	100	377	114

Inventories
Finished goods, net	18,105	11,070	19,544
Work in process, net	9,918	13,796	16,762
Raw materials and supplies, net	9,329	6,751	7,747

	37,352	31,617	44,053
Prepaid expenses and other current assets	992	1,493	772

Total current assets	89,660	52,246	90,529

Property, plant and equipment
Land and land improvements	3,596	3,591	3,255
Buildings and building improvements	49,514	49,581	49,581
Machinery and equipment	108,263	106,475	104,397
Leasehold improvements	1,289	1,289	1,289

	162,662	160,936	158,522
Less accumulated depreciation and amortization	112,975	109,513	105,331

Net property, plant and equipment	49,687	51,423	53,191

Goodwill and other intangible assets, net	2,317	2,324	2,331
Other assets	8,728	8,727	8,816

Total assets	$150,392	$114,720	$154,867

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2006	1/31/2006	7/31/2005
	(In thousands, except share and per share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$3,200	$2,030	$2,587
Accounts payable	16,882	17,504	25,042
Accrued compensation and employee benefits	5,194	6,047	5,227
Current portion of long-term debt	19,644	5,012	13,844
Other accrued liabilities	7,440	6,165	6,787

Total current liabilities	52,360	36,758	53,487

Non-current liabilities
Accrued self-insurance retention and other	3,387	2,703	3,113
Accrued pension expenses	15,433	14,618	13,340
Long-term debt, less current portion	30,000	21,541	35,000

Total non-current liabilities	48,820	38,862	51,453

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,322,051 shares at 7/31/2006, 14,137,288 shares at 1/31/2006; and 13,155,286 shares at 7/31/2005	144	131	131
Additional paid-in capital	113,677	108,143	108,143
Retained deficit	(60,416)	(64,981)	(55,005)
Accumulated comprehensive loss	(4,193)	(4,193)	(3,342)

Total stockholders’ equity	49,212	39,100	49,927

Total liabilities and stockholders’ equity	$150,392	$114,720	$154,867

See Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	7/31/2006	7/31/2005
	(In thousands, except per share data)
Net sales	$78,595	$75,906
Costs of goods sold	50,212	49,402

Gross profit	28,383	26,504

Selling, general and administrative expenses	19,134	19,492
Interest expense	1,297	896

Income before income taxes	7,952	6,116

Provision for income taxes	120	31

Net income	$7,832	$6,085

Net income per common share
Basic	$0.58	$0.46
Diluted	$0.58	$0.46

Weighted average shares outstanding
Basic	13,494	13,119
Diluted	13,529	13,343
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Six months ended
	7/31/2006	7/31/2005
	(In thousands, except per share data)
Net sales	$113,110	$109,160
Costs of goods sold	73,233	73,249

Gross profit	39,877	35,911

Selling, general and administrative expenses	33,009	34,049
Interest expense	2,183	1,429

Income before income taxes	4,685	433

Provision for income taxes	120	31

Net income	$4,565	$402

Net income per common share
Basic	$0.34	$0.03
Diluted	$0.34	$0.03

Weighted average shares outstanding
Basic	13,318	13,104
Diluted	13,353	13,359
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2006	7/31/2005
	(In thousands)
Operating activities

Net income	$4,565	$402
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,731	4,672
Provision for doubtful accounts	25	60
Loss on sale of property, plant and equipment	1	77
Stock based compensation	600	—

Changes in operating assets and liabilities
Trade accounts receivable	(30,917)	(28,689)
Other receivables	277	51
Inventories	(5,735)	(18,006)
Income taxes	102	2,278
Prepaid expenses and other current assets	501	568
Accounts payable and accrued liabilities	2,357	13,681

Net cash used in operating activities	(24,493)	(24,906)

Investing activities
Capital expenditures	(1,967)	(1,059)
Proceeds from sale of property, plant and equipment	—	15

Net cash used in investing activities	(1,967)	(1,044)

Financing activities
Issuance of long-term debt	23,184	25,714
Repayment of long-term debt	(6)	—
Proceeds from issuance of common stock	4,847	8

Net cash provided by financing activities	28,025	25,722

Net increase (decrease) in cash	1,565	(228)
Cash at beginning of year	1,489	1,192

Cash at end of year	$3,054	$964

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$2,183	$1,429
Income tax, net	18	(2,254)
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The balance sheet at January 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006.
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
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Than Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.
Note 4. Inventories
Year end financial statements at January 31, 2006 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2006 and 2005, there was no physical verification of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended July 31, 2006 and 2005. LIFO reserves at July 31, 2006 and January 31, 2006 were $6,423,000. LIFO reserves at July 31, 2005 were $6,201,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (8.25% at July 31, 2006) plus a 2% margin.
The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $18,550,000 was available for borrowing as of July 31, 2006.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum requirement, minimum EBITDA and an annual cleandown. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at July 31, 2006, January 31, 2006 and July 31, 2005. The $29,632,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, we believe it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at July 31, 2006, January 31, 2006 and July 31, 2005.
At January 31, 2006, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $27,411,000 at January 31, 2006. State net operating losses that can potentially be carried forward total approximately $51,122,000 at January 31, 2006. Net operating losses carried forward will be utilized to offset taxable income realized for the six months ended July 31, 2006.
For the six months ended July 31, 2006 and 2005, the Company recognized an income tax expense of $120,000 and $31,000, respectively, due to alternative minimum tax and minimum income and franchise taxes as required by various state and local tax authorities.

Note 7. Net Income per Share
The following table sets forth the computation of income per share:

	Three Months Ended		Six Months Ended
	7/31/2006	7/31/2005	7/31/2006	7/31/2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$7,832	$6,085	$4,565	$402
Average shares outstanding	13,494	13,119	13,318	13,104
Net effect of dilutive stock options based on the treasury stock method using average market price	35	224	35	254

Totals	13,529	13,343	13,353	13,358

Net income per share — basic	$0.58	$0.46	$0.34	$0.03
Net income per share — diluted	$0.58	$0.46	$0.34	$0.03
Note 8. Stock Based Compensation
Stock Option Plans
The Company’s two stock plans are the 1997 Employee Incentive Plan (the 1997 Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under the 1993 Plan, the Company was authorized to grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options. The 1993 Plan expired in 2003 and had 47,182 unexercised options outstanding at July 31, 2006. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options or awards. As of July 31, 2006, the 1997 Plan had 234,594 unexercised option outstanding. Options granted under these plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. The Company did not grant any stock options to any of the employees during the quarter and the six months ended July 31, 2006.
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
Accounting for the Plans
Prior to February 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective February 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition. The modified prospective method will be applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption. Accordingly, no compensation expense was recorded on the Company’s options during the three months and six months ended July 31, 2006. The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

	Three Months Ended		Six Months Ended
	7/31/2006	7/31/2005	7/31/2006	7/31/2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net income, as reported	$7,832	$6,085	$4,565	$402
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	14	—	27

Pro forma net income	$7,832	$6,071	$4,565	375

Net income per share — basic, as reported	$0.58	$0.46	$0.34	$0.03
Net income per share — diluted, as reported	$0.58	$0.47	$0.34	$0.03

Weighted average shares outstanding — basic	13,494	13,119	13,318	13,104
Weighted average shares outstanding — diluted	13,529	13,343	13,353	13,358

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
Stock option activity during the three and six months ended July 31, 2006 is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(in yrs.)	(in thousands)

Outstanding at February 1, 2006	292,571	$11.56	2.49	$—
Lapsed	(10,795)	13.30
Exercised	—
Granted	—

Outstanding at April 30, 2006	281,776	11.50	2.25	$—
Lapsed	—
Exercised	—
Granted	—

Outstanding at July 31, 2006	281,776	11.50	1.99	$—

As all options had vested prior to February 1, 2006, there was no effect on the statement of operations or cash flows due to the adoption of FASB Statement No. 123(R).
Restricted Stock Unit Awards
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interests in such restricted stock units vest ratably over five years, with such units being 20% vested at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. As such, 153,000 of the units remain outstanding as of July 31, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $88,000 and $99,000 for quarters ended July 31, 2006 and 2005, respectively. Compensation expense incurred in connection with this award was $176,000 and $197,000 for six months ended July 31, 2006 and 2005, respectively. As of July 31, 2006, there was approximately $1,029,000 of unrecognized compensation cost related to non-vested restricted stock unit award, which is expected to be recognized through June 30, 2009.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vest ratably over the vesting period, with such units being 100% vested at July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the quarter ended July 31, 2006, compensation expense incurred in connection with this award was $137,000. For the six months ended July 31, 2006, compensation expense incurred in connection with this award was $342,000. As of July 31, 2006, there was no unrecognized compensation cost related to this award.
On June 20, 2006, the Company granted a total of 17,640 shares of restricted stock, with an estimated fair value of $4.96 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock vest ratably over the vesting period, with such units being 100% vested at June 19, 2007. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the three ended July 31, 2006, compensation expense incurred in connection with this award was $15,000. As of July 31, 2006, there was approximately $73,000 of unrecognized compensation cost related to non-vested restricted stock unit awards. The cost is expected to be recognized through May 31, 2007.
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
Note 9. Comprehensive Loss
Comprehensive loss for the three and six months ended July 31, 2006 and 2005 was the same as net loss reported on the statements of operations. Accumulated comprehensive loss at July 31, 2006 and 2005 and January 31, 2006 is composed of minimum pension liability adjustments.

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
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended July 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
					Non-Employee
					Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	2006	2005	2006	2005	2006	2005

Service cost	$43	$55	$53	$58	$6	$6
Interest cost	352	337	85	89	6	6
Expected return on plan assets	(246)	(248)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	117	107	(134)	(125)	22	22
Recognized net actuarial (Gain) or loss	41	33	34	27	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$298	$275	$38	$49	$27	$27

	Six Months Ended
					Non-Employee
					Directors Retirement
	Pension Plan		VIP Retirement Plan		Plan
	2006	2005	2006	2005	2006	2005

Service cost	$86	$110	$106	$116	$12	$12
Interest cost	704	674	170	178	12	12
Expected return on plan assets	(492)	(496)	—	—	—	—
Amortization of transition amount	(18)	(18)	—	—	—	—
Amortization of prior service cost	234	214	(268)	(250)	44	44
Recognized net actuarial (Gain) or loss	82	66	68	54	(14)	(14)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$596	$550	$76	$98	$54	$54

Note 11. Warranty
The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the three and six month periods each ended July 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	7/31/2006	7/31/2005	7/31/2006	7/31/2005
	(In thousands)		(In thousands)
Beginning Accrued Warranty Balance	$1,500	$1,500	$1,500	$1,500
Provision	196	213	402	432
Costs Incurred	(196)	(213)	(402)	(432)

Ending Accrued Warranty Balance	$1,500	$1,500	$1,500	$1,500

Note 12. Other Financing Activities
On June 6, 2006, the Company sold 1,072,041 shares of its common stock (the “Shares”), and warrants to purchase 268,010 shares of its common stock, to Wedbush, Inc. and clients of Wedbush Morgan Securities, Inc. for an aggregate purchase price of $5 million, or $4.66 per Share (the “Per Share Purchase Price”). The warrants may be exercised for 120% of the Per Share Purchase Price for the first three years after the sale, and for 130% of the Per Share Purchase Price for the fourth and fifth year after the sale, and expire on the fifth anniversary of the sale. The Company incurred $432,000 in closing costs which were netted against the proceeds received. Pursuant to the related stock purchase agreement, the Company agreed to file a registration statement registering the resale of the Shares and the shares underlying the warrants. A registration statement on Form S-3 registering the resale of the Shares and the shares underlying the warrants was filed on July 6, 2006 and amended on August 18, 2006. It has not yet become effective. On June 26, 2006, the Company entered into a follow-on investment agreement with Directors and management, under substantially the same terms, for the issuance of 60,246 shares of common stock and 15,061 warrants, for proceeds of approximately $281,000. Although the shares were not issued as of July 31, 2006, they have been included as shares outstanding in accordance with SFAS No. 128 Earnings per Share, as the amounts due the Company were fully paid. In addition, compensation expense of $65,000 was recorded in connection with this transaction. The Company expects the shares purchased by the Directors and management to be issued during the quarter ending October 31, 2006.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended July 31, 2006 and 2005
For the second quarter of 2006, the Company earned net income of $7,832,000 on sales of $78,585,000 compared to net income of $6,085,000 on sales of $75,906,000 in the same period last year.
Sales for the second quarter ended July 31, 2006 increased by $2,689,000, a 3.5% increase, compared to the same period last year. This increase in sales for the second quarter is attributable to increases in selling prices, partially offset by a decrease in unit volume. Incoming orders for the same period increased by approximately 5.4%. Backlog at July 31, 2006 is approximately 2% lower than at the same date last year.
As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2006, during the fiscal years ending January 31, 2005 and January 31, 2006, the Company incurred a severe increase in the cost of certain raw materials, especially steel and petroleum related products such as plastic. Steel prices began to increase in the first quarter of 2004 and reached a peak during the fourth quarter of 2004. Petroleum related products, especially plastic, increased substantially in 2005. In addition to cost increases, the Company incurred supply chain disruptions due to the hurricanes in the Gulf Coast region of the United States. In response to these cost increases, the Company raised selling prices in 2005, but did not raise them enough to compensate for the cumulative impact of the increases in commodity costs. Virco substantially raised prices again at the beginning of 2006, and margins are now approximating those realized prior to the increases in material costs.
Gross profit for the second quarter, as a percentage of sales, increased by more than 1% compared to the same period last year. The increase in gross margin was attributable to increased prices to recover commodities cost increases discussed above, offset by increased manufacturing variances. Virco started the second quarter with approximately $6 million more in inventory than in the prior year. Virco ended the second quarter with approximately $7 million less inventory than the prior year. This reduction in inventory was attained by reducing production levels by approximately 30% during the quarter. The reduction in production hours is intended to improve inventory utilization and to allow the Company to run production at a more even rate during the second half of the year.
Selling, general and administrative expense for the quarter ended July 31, 2006 decreased by 0.2% compared to the same period last year, but decreased as a percentage of sales by nearly 1.5%. The decrease as a percentage of sales was primarily attributable to an increase in the Company’s selling prices combined with cost reductions in General and Administrative expense.
Interest expense for the quarter ended July 31, 2006 increased by approximately $400,000 compared to the same period last year. The increase was primarily due to higher interest rates.
Six Months Ended July 31, 2006 and 2005
For the six months ended July 31, 2006, the Company earned net income of $4,565,000 on sales of $113,110,000 compared to net income of $402,000 on sales of $109,160,000 in the same period last year.
Sales for the six months ended July 31, 2006 increased by $3,950,000, a 3.6% increase, compared to the same period last year. The increase in sales for the first six months is attributable to increases in selling prices, partially offset by a decrease in unit volume. Operating results for the same period improved by over $4,000,000.
Gross profit for the first six months increased as a percent of sales by 2.4%. As described above, and more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, the Company incurred significant increases in raw material costs during 2004 and 2005. The Company raised prices in 2005, but not enough to cover the increased material costs. The Company raised prices again at the beginning of 2006, and margins are now approximating those realized prior to the increases in material costs.

Selling, general and administrative expense for the six months ended July 31, 2006 decreased slightly compared to the same period last year, and decreased as a percentage of sales by approximately 2%. The decrease as a percentage of sales was primarily attributable to the price increase. Interest expense for the six months ended July 31, 2005 increased by approximately $754,000 compared to the same period last year. The increase is primarily due to higher interest rates.
Financial Condition
As a result of seasonally higher deliveries in the second quarter, accounts and notes receivable increased compared to January 31, 2006. The Company traditionally builds large quantities of inventory during the first six months in anticipation of seasonally high summer shipments. For the first six months, the Company increased inventory by nearly $6,000,000 compared to January 31, 2006. This increase in inventory was significantly less than the increase in the first six months of the prior year. The Company intentionally reduced production levels during the second quarter to more efficiently utilize inventory, and to allow for more stable and higher levels of production during the third quarter. The increase in inventory was financed through the Company’s credit facility with Wells Fargo Bank.
The Company has established a goal of limiting capital spending to less than $5,000,000 for 2006, which is approximately one-third to one-half of anticipated depreciation expense. Capital spending for the six months ended July 31, 2006, was $1,967,000 compared to $1,059,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the six months ended July 31, 2006 was $24,493,000 compared to $24,906,000 for the same period last year. Although the cash used in operating activities was comparable to the prior year, certain components fluctuated significantly. The Company used $12 million less cash building inventory compared to the prior year. This was substantially offset by an $11 million reduction in vendor credit related to the purchase of inventory.
On June 6, 2006, the Company Wedbush, Inc. (“Wedbush”) and Wedbush Morgan Securities, Inc. (“Wedbush Morgan”), entered into a stock purchase agreement (the “Agreement”). Pursuant to the Agreement, (a) Wedbush and certain clients of Wedbush Morgan (together, the “Purchasers”) purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire 25% of the underlying shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf of those of its clients which purchased the securities. On June 26, 2006, the Company entered into a follow-on investment agreement with Directors and management for approximately $281,000 under substantially the same terms as the Agreement.
The Company believes that cash flows from operations, cash raised from Wedbush stock sale, and the Company’s unused borrowing capacity under the Company’s credit facility will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $18,550,000 was available for borrowing as of July 31, 2006.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate (8.25% at July 31, 2006) plus a 2% margin.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to the bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $18,550,000 was available for borrowing as of July 31, 2006.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum requirement; minimum EBITDA and an annual clean down. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at each of July 31, 2006, January 31, 2006 and July 31, 2005. The $29,632,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
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

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
On June 6, 2006, the Company Wedbush and Wedbush Morgan, entered into the Agreement.
Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire 25% of the underlying shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a registration statement registering the resale of the Shares on July 6, 2006 and amended that registration statement on August 17, 2006. It has not yet become effective. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf those of its clients which purchased the securities.
The securities issued pursuant to the Agreement were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction to accredited and sophisticated investors not involving a public offering. The proceeds from the sale of the Shares were used for general corporate purposes, and the proceeds, if any, received from the exercise of the warrant agreements will be used to reduce outstanding indebtedness and for general corporate purposes.
A follow-on investment by Directors and management of approximately $281,000, under substantially the same terms, is expected to close during the third quarter ending October 31, 2006. Net proceeds of approximately $281,000 were received in June 2006 and the appropriate common shares will be issued accordingly upon closing.
Item 4. Submission of Matters to a Vote of Security Holders
The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 20, 2006.
Election of three directors whose terms expire in 2009.

	Votes For	Authority Withheld

Robert A. Virtue	10,625,077	356,154
Robert K. Montgomery	9,724,015	1,257,216
Donald A. Patrick	10,625,029	312,261
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006 was approved 10,969,780 shares were voted for the proposal, 5,654 shares were voted against it and 5,697 shares abstained.
Item 6. Exhibits
Exhibit 10.1 – Stock Purchase Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation, Wedbush, Inc. and Wedbush Morgan Securities, Inc., filed June 8, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, is incorporated by reference.
Exhibit 10.2 – Warrant Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation and Wedbush, Inc., filed June 8, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, is incorporated by reference.
Exhibit 10.3 – Warrant Agreement, dated as of June 6, 2006, by and among Virco Mfg. Corporation and Wedbush Morgan Securities, Inc. , filed June 8, 2006 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, is incorporated by reference.
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

VIRCO MFG. CORPORATION
Date: September 8, 2006	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President – Finance