Form 10-Q
period 2006-10-31
VIRCO MFG CORPORATION
filed 2006-12-11
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q
For Quarter Ended October 31, 2006
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
     Common Stock, $.01 par value – 14,379,506 shares as of November 23, 2006.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — October 31, 2006, January 31, 2006 and October 31, 2005
Condensed consolidated statements of operations — Three months ended October 31, 2006 and 2005
Condensed consolidated statements of operations — Nine months ended October 31, 2006 and 2005
Condensed consolidated statements of cash flows — Nine months ended October 31, 2006 and 2005
Notes to condensed consolidated financial statements — October 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6. Exhibits

Exhibit 10.1 – Stock Purchase Agreement, dated as of June 26, 2006, by and among Virco Mfg. Corporation, and certain purchasers named therein.
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
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2006	1/31/2006	10/31/2005
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$2,158	$1,489	$1,441

Trade accounts receivable	28,994	17,470	22,569
Less allowance for doubtful accounts	234	200	289

Net trade accounts receivable	28,760	17,270	22,280

Other receivables	160	377	74

Inventories
Finished goods, net	7,786	11,070	8,777
Work in process, net	10,257	13,796	10,335
Raw materials and supplies, net	7,118	6,751	6,471

	25,161	31,617	25,583

Prepaid expenses and other current assets	802	1,493	631

Total current assets	57,041	52,246	50,009

Property, plant and equipment:
Land and land improvements	3,596	3,591	3,253
Buildings and building improvements	49,555	49,581	49,581
Machinery and equipment	108,385	106,475	105,114
Leasehold improvements	1,323	1,289	1,289

	162,859	160,936	159,237
Less accumulated depreciation and amortization	114,417	109,513	107,433

Net property, plant and equipment	48,442	51,423	51,804

Goodwill and other intangible assets, net	2,314	2,324	2,327
Other assets	8,728	8,727	8,816

Total assets	$116,525	$114,720	$112,956

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2006	1/31/2006	10/31/2005
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,222	$2,030	$2,280
Accounts payable	11,856	17,504	10,339
Accrued compensation and employee benefits	6,435	6,047	5,160
Income tax payable	1,050	847	858
Current portion of long-term debt	5,012	5,012	5,012
Other accrued liabilities	4,537	5,318	4,696

Total current liabilities	31,112	36,758	28,345

Non-current liabilities:
Accrued self-insurance retention and other	3,815	2,703	2,591
Accrued pension expenses	15,671	14,618	13,749
Long-term debt, less current portion	10,877	21,541	20,537

Total non-current liabilities	30,363	38,862	36,877

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—

Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,379,506 shares at 10/31/2006, 13,137,288 at 1/31/2006 and 10/31/2005	144	131	131
Additional paid-in capital	113,616	108,143	108,143
Accumulated deficit	(54,583)	(64,981)	(57,198)

Accumulated comprehensive loss	(4,127)	(4,193)	(3,342)

Total stockholders’ equity	55,050	39,100	47,734

Total liabilities and stockholders’ equity	$116,525	$114,720	$112,956

See Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	10/31/2006	10/31/2005
	(In thousands, except share data)
Net sales	$73,678	$70,484
Costs of goods sold	46,586	50,400

Gross profit	27,092	20,084

Selling, general and administrative expenses	20,125	21,523
Interest expense	1,014	895

Income (loss) before income taxes	5,953	(2,334)

Income tax provision (benefit)	120	(140)

Net income (loss)	$5,833	$(2,194)

Net income (loss) per common share
Basic	$0.41	$(0.17)
Diluted	$0.41	$(0.17)

Weighted average shares outstanding
Basic	14,362	13,146
Diluted	14,364	13,146
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Nine months ended
	10/31/2006	10/31/2005
	(In thousands, except share data)
Net sales	$186,788	$179,644
Costs of goods sold	119,819	123,649

Gross profit	66,969	55,995

Selling, general and administrative expenses	53,134	55,572
Interest expense	3,197	2,324

Income (loss) before income taxes	10,638	(1,901)

Income tax provision (benefit)	240	(109)

Net income (loss)	$10,398	$(1,792)

Net income (loss) per common share
Basic	$0.77	$(0.14)
Diluted	$0.77	$(0.14)

Weighted average shares outstanding
Basic	13,475	13,111
Diluted	13,499	13,111
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2006	10/31/2005
	(In thousands)
Operating activities

Net income (loss)	$10,398	$(1,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,486	6,767
Provision for doubtful accounts	25	60
Loss on sale of property, plant and equipment	1	77
Stock based compensation	645	—

Changes in operating assets and liabilities
Trade accounts receivable	(11,515)	(6,343)
Other receivables	217	91
Inventories	6,456	464
Income taxes	203	2,137
Prepaid expenses and other current assets	691	731
Accounts payable and accrued liabilities	(3,702)	(2,611)

Net cash provided by (used in) operating activities	8,905	(419)

Investing activities
Capital expenditures	(2,463)	(1,774)
Proceeds from sale of property, plant and equipment	—	15

Net cash used in investing activities	(2,463)	(1,759)

Financing activities
Issuance of long-term debt	—	2,419
Repayment of long-term debt	(10,580)	—
Proceeds from issuance of common stock	4,807	8

Net cash (used in) provided by financing activities	(5,773)	2,427

Net increase in cash	669	249
Cash at beginning of year	1,489	1,192

Cash at end of year	$2,158	$1,441

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$3,197	$2,324
Income tax, net	37	(2,249)
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2006, are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The balance sheet at January 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2006.
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
Note 3. New Accounting Standards
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the Company’s financial operations or financial positions.
On July 13, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109,

Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the impact, if any, that SFAS 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires an employer that is a business entity to recognize in its balance sheet the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. This statement is effective for fiscal years ending after December 15, 2006. The Company will be required to apply the new standard for its 2006 year-end financial statements and recognize on the 2006 balance sheet the funded status of pension and other postretirement benefit plans. The Company estimates that adoption of this statement will increase the Company’s recorded liabilities by approximately $9 million with no impact to the statement of operations.

In October 2006, the FASB ratified EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This statement is effective for years beginning after December 15, 2007. This statement clarifies FASB 106, Employers Accounting for Post-Retirement Benefits other than Pensions, applies to endorsement split-dollar life insurance arrangements. The Company estimates that adoption of this statement will increase the Company’s recorded liabilities by approximately $2 million with no impact to the statement of operations or cash flows of the Company . The Company has purchased life insurance policies that are designed to pay a death benefit that is greater than the promised retirement benefit.
Note 4. Inventories
Year end financial statements at January 31, 2006 reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2006 and 2005, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended October 31, 2006 and 2005. LIFO reserves at October 31, 2006 and January 31, 2006 were $6,423,000. LIFO reserves at October 31, 2005 were $6,201,000. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate (8.25% at October 31, 2006) plus a 2% margin.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventories. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $24,917,000 was available for borrowing as of October 31, 2006.

The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum EBITDA and an annual clean down. The annual clean down provision limits the Company’s outstanding debt balance at a maximum of $30 million for a period of 90 consecutive days during the fourth quarter ending January 31, 2007. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at October 31, 2006 and January 31, 2006. At October 31, 2005, the Company was in violation of certain of its loan covenants. In December 2005, the Company restructured its debt with Wells Fargo Bank, which waived the October 31, 2005 covenant violation and amended the terms of the loan and several of the financial covenants. The $15,877,000 due under Wells Fargo Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, management believes it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at October 31, 2006, January 31, 2006 and October 31, 2005.
At January 31, 2006, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $27,411,000 at January 31, 2006. State net operating losses that can potentially be carried forward total approximately $51,122,000 at January 31, 2006. Net operating losses carried forward will be utilized to offset taxable income realized for the nine months ended October 31, 2006.
For the nine months ended October 31, 2006, the Company recognized an income tax expense of $240,000 due to alternative minimum tax and minimum income and franchise taxes as required by various states and local tax authorities. For the nine months ended October 31, 2005, the Company recognized a net income tax benefit of $109,000.
Note 7. Net Income per Share
The following table sets forth the computation of income per share:

	Three Months Ended		Nine Months Ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$5,833	$(2,194)	$10,398	$(1,792)

Average shares outstanding	14,362	13,146	13,475	13,111
Net effect of dilutive stock options based on the treasury stock method using average market price	2	—	24	—

Totals	14,364	13,146	13,499	13,111

Net income (loss) per share — basic	$0.41	$(0.17)	$0.77	$(0.14)
Net income (loss) per share — diluted	$0.41	$(0.17)	$0.77	$(0.14)
Potentially dilutive options and grants in the aggregate of 211,000 and 239,000 for the three and nine months ended October 31, 2005 have been excluded from the calculation of the diluted loss per share as their effect would have been anti-dilutive.

Note 8. Stock Based Compensation
Stock Option Plans

The Company’s two stock plans are the 1997 Employee Incentive Plan (the “1997 Plan”) and the 1993 Employee Incentive Stock Plan (the “1993 Plan”). Under the 1993 Plan, the Company was authorized to grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options. The 1993 Plan expired in 2003 and had 47,182 unexercised options outstanding at October 31, 2006. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options or awards. As of October 31, 2006, the 1997 Plan had 234,594 unexercised options outstanding. Options granted under these plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. The Company did not grant any stock options during the quarter and the nine months ended October 31, 2006.

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

Accounting for the Plans

Prior to February 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective February 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition. The modified prospective method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption. Accordingly, no compensation expense was recorded on the Company’s options during the three months and nine months ended October 31, 2006. The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

	Three Months Ended		Nine months ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss), as reported	$5,833	$(2,194)	$10,398	$(1,792)

Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	11	—	38

Pro forma net income (loss)	$5,833	$(2,205)	$10,398	$(1,830)

	Three Months Ended		Nine months ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss) per share — basic, as reported	$0.41	$(0.17)	$0.77	$(0.14)
Net income (loss) per share — diluted, as reported	$0.41	$(0.17)	$0.77	$(0.14)

Weighted average shares outstanding — basic	14,362	13,146	13,475	13,111
Weighted average shares outstanding — diluted	14,364	13,146	13,499	13,111
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
Stock option activity during the three and nine months ended October 31, 2006 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term (in	Intrinsic Value
	Shares	Exercise Price	yrs.)	(in thousands)
Outstanding at February 1, 2006	292,571	$11.56	2.49
Lapsed	(10,795)	13.30
Exercised	—
Granted	—

Outstanding at April 30, 2006	281,776	11.50	2.25	$—
Lapsed	—
Exercised	—
Granted	—

Outstanding at July 31, 2006	281,776	11.50	1.99	—
Lapsed	(47,182)	6.37
Exercised	—
Granted	—

Outstanding at October 31, 2006	234,594	12.53	2.10	—

As all options had vested prior to February 1, 2006, there was no effect on the statement of operations or cash flows due to the adoption of FASB Statement No. 123(R).

Restricted Stock Unit Awards

On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. As such, 153,000 of the units remain outstanding as of October 31, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $88,000 and $99,000 for quarters ended October 31, 2006 and 2005, respectively. Compensation expense incurred in connection with this award was $265,000 and $296,000 for nine months ended October 31, 2006 and 2005, respectively. As of October 31, 2006, there was approximately $941,000 of unrecognized compensation cost related to non-vested restricted stock unit awards, which is expected to be recognized through June 30, 2009.

On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vest 100% on July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the nine months ended October 31, 2006, compensation expense incurred in connection with this award was $343,000. As of October 31, 2006, there was no unrecognized compensation cost related to this award.

On June 20, 2006, the Company granted a total of 17,640 shares of restricted stock, with an estimated fair value of $4.96 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vest 100% on June 19, 2007. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the three ended October 31, 2006, compensation expense incurred in connection with this award was $36,000. As of October 31, 2006, there was approximately $51,000 of unrecognized compensation cost related to non-vested restricted stock unit awards. The cost is expected to be recognized through May 31, 2007. In connection with the grant of these restricted stock units all outstanding, unexercised stock options held by the non-employee directors were cancelled.

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
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended October 31, 2006 and 2005 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at October 31, 2006 and 2005 and January 31, 2006 is composed of minimum pension liability adjustments.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K for the period ended January 31, 2006, benefit accruals under this plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10-K for the period ended January 31, 2006, benefit accruals under this plan were frozen effective December 31, 2003.
The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K for the period ended January 31, 2006, benefit accruals under this plan were frozen effective December 31, 2003.
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended October 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2006	2005	2006	2005	2006	2005

Service cost	$43	$55	$53	$58	$6	$6
Interest cost	352	337	85	89	6	6
Expected return on plan assets	(246)	(248)	—	—	0	0
Amortization of transition amount	(9)	(9)	—	—	0	0
Amortization of prior service cost	117	107	(134)	(125)	22	22
Recognized net actuarial (Gain) or loss	41	33	34	27	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$298	$275	$38	$49	$27	$27

	Nine Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2006	2005	2006	2005	2006	2005

Service cost	$129	$165	$159	$174	$18	$18
Interest cost	1,056	1,011	255	267	18	18
Expected return on plan assets	(738)	(744)	—	—	—	—
Amortization of transition amount	(27)	(27)	—	—	—	—
Amortization of prior service cost	351	321	(402)	(375)	66	66
Recognized net actuarial (Gain) or loss	123	99	102	81	(21)	(21)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$894	$825	$114	$147	$81	$81

Note 11. Warranty
The Company provides a product warranty on most products. It generally warrants that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company’s warranty claim activity for the three and nine month periods each ended October 31, 2006 and 2005:

	Three months ended		Nine months ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005
	(In thousands)		(In thousands)
Beginning Accrued Warranty Balance	$1,500	$1,500	$1,500	$1,500
Provision	258	261	660	693
Costs Incurred	(258)	(261)	(660)	(693)

Ending Accrued Warranty Balance	$1,500	$1,500	$1,500	$1,500

Note 12. Other Financing Activities

On June 6, 2006, WEDBUSH, Inc. and Wedbush Morgan Securities, Inc. (“Wedbush Morgan,” and together with WEDBUSH, Inc., the “Purchasers”), entered into a stock purchase agreement (the “Agreement”) with the Company. Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire the 268,010 shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a Registration Statement on Form S-3 registering the resale of the Shares on July 6, 2006 and amended that registration statement on August 17, 2006. The Registration Statement became effective on September 18, 2006. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf of its clients which purchased the securities.

On June 26, 2006, certain members of management and certain Directors (the “Follow-on Purchasers”) entered into a stock purchase agreement with the Company to purchase shares of common stock and warrants. On August 29, 2006 this agreement was rescinded and replaced with a similar agreement for the purchase of 57,455 shares at a purchase price per share of $5.02 (the “Follow-on Per Share Purchase Price”) yielding gross proceeds to the Company of approximately $288,000. Additionally the Company issued warrants to the Follow-on Purchasers exercisable for 14,364 shares of common stock pursuant to which the Follow-on Purchasers will have the right to acquire the 14,364 shares at an exercise price of 120% of the Follow-on Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Follow-on Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The transaction closed during the third quarter ended October 31, 2006. Although the shares were not issued as of October 31, 2006, they have been included as shares outstanding in accordance with SFAS No. 128 Earnings per Share, as the amounts due the Company were fully paid. The Company expects to issue the 57,455 shares during the quarter ending January 31, 2007. The Company recorded $65,000 in compensation expense during the second quarter ended July 31, 2006 based on the terms of the June 26, 2006 agreement. Because the August 29, 2006 agreement set the Follow-on Per Share Purchase Price at the prior 10 day average market price of $5.02 per share, no compensation expense was required to be recorded, and the Company reversed the $65,000 compensation expense during the third quarter ended October 31, 2006.

The securities sold to the Purchasers and Follow-on Purchasers were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction to accredited and sophisticated investors not involving a public offering. The proceeds from the sale of the Shares were used for general corporate purposes, and the proceeds, if any, received from the exercise of the warrant agreements will be used to reduce outstanding indebtedness and for general corporate purposes. At October 31, 2006, the Company incurred $481,000 in closing costs, which were netted against the proceeds received.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended October 31, 2006 and 2005

For the third quarter of 2006, the Company earned net income of $5,833,000 on sales of $73,678,000 compared to net loss of $2,194,000 on sales of $70,484,000 in the same period last year.

Sales for the third quarter ended October 31, 2006 increased by $3,194,000, a 4.5% increase, compared to the same period last year. This increase in sales for the third quarter is attributable to increases in selling prices, partially offset by a decrease in unit volume. Incoming orders for the same period increased by approximately 5.8%. Backlog at October 31, 2006 is approximately 5% lower than at the same date last year.

As more fully disclosed in the Company’s Annual Report for the fiscal year ended January 31, 2006, during the fiscal years ended January 31, 2005 and January 31, 2006, the Company incurred a severe increase in the cost of certain raw materials, especially steel and petroleum related products such as plastic. Steel prices began to increase in the first quarter of 2004 and reached a peak during the fourth quarter of 2004. Petroleum related products, especially plastic, increased substantially in 2005. In addition to cost increases, in the third quarter of 2005 the Company incurred supply chain disruptions due to the hurricanes in the Gulf Coast region of the United States. The Company did not suffer any comparable adverse business conditions in 2006. In response to these cost increases, the Company raised selling prices in 2005, but did not raise them enough to compensate for the cumulative impact of the increases in commodity costs. The Company substantially raised prices again at the beginning of 2006. The combination of increased selling prices, combined with relatively stable raw materials costs have returned gross margins to more traditional levels.

Gross profit for the third quarter, as a percentage of sales, increased by more than 8% compared to the same period last year. The increase in gross margin was attributable to increased prices and to reduced manufacturing overhead variances. Of the $7 million increase in gross margin, approximately two-thirds of the increase was attributable to increased selling prices and the balance attributable to improved manufacturing variances. The Company started the second quarter of 2006 with approximately $6 million more in inventory than in the prior year. The Company ended the second quarter of 2006 with approximately $7 million less inventory than the prior year. This reduction in inventory was attained by reducing production levels by approximately 30% during the second quarter of 2006 compared to the prior year. Because the Company entered the third quarter of 2006 with less inventory, it was able to increase third quarter production by approximately 15% compared to the prior year. Production levels for the second and third quarters of 2006 were comparable. The net result of running more production in the third quarter, combined with the efficiencies realized by operating at stable levels of production during the summer, contributed to an improvement in manufacturing variances.

Selling, general and administrative expenses for the quarter ended October 31, 2006 decreased by 6.5% compared to the same period last year, and decreased as a percentage of sales by approximately 3%. The decrease as a percentage of sales was primarily attributable to an increase in the Company’s selling prices combined with cost reductions in selling, general and administrative expenses. The cost reductions were attributable to a slight reduction in unit volume combined with cost reductions. In the third quarter of 2005, the Company incurred a $742,000 restructuring charge related to a reduction in work force.

Interest expense for the quarter ended October 31, 2006 increased by approximately $120,000 compared to the same period last year. The increase was primarily due to higher interest rates offset by reduced levels of borrowing.

Nine Months Ended October 31, 2006 and 2005

For the nine months ended October 31, 2006, the Company earned net income of $10,398,000 on sales of $186,788,000 compared to net loss of $1,792,000 on sales of $179,644,000 in the same period last year.

Sales for the nine months ended October 31, 2006 increased by $7,144,000, a 4% increase, compared to the same period last year. The increase in sales for the first nine months is attributable to increases in selling prices, partially offset by a decrease in unit volume. Incoming orders for the first nine months increased by approximately 4.1%.

Gross profit for the first nine months increased as a percent of sales by 4.7%. As described above, and more fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, the Company incurred significant increases in raw material costs during 2004 and 2005, as well as supply chain disruptions related to hurricanes in the gulf region in 2005. The Company did not suffer any comparable adverse business conditions in 2006. The Company raised prices in 2005 and again at the beginning of 2006, and margins are now approximating those realized prior to the increases in material costs. The $11 million increase in gross margin for the first nine months is primarily attributable to increased selling prices, offset slightly by increased costs.

Selling, general and administrative expenses for the nine months ended October 31, 2006 decreased slightly compared to the same period last year, and decreased as a percentage of sales by approximately 2%. The decrease as a percentage of sales was primarily attributable to the price increase. The decrease in spending for selling, general, and administration expenses was attributable to a slight decrease in units shipped combined with the impact of a reduction in force during the third quarter of 2005.

Interest expense for the nine months ended October 31, 2006 increased by approximately $873,000 compared to the same period last year. The increase is primarily due to higher interest rates combined with a slight increase in average borrowings during the period.

Financial Condition

As a result of seasonally higher deliveries in the third quarter, accounts and notes receivable increased compared to January 31, 2006. Receivables increased compared to the third quarter of 2005, partially due to increased sales and partially due to increased day’s sales outstanding. The Company traditionally builds large quantities of inventory during the first six months in anticipation of seasonally high summer shipments. This increase in inventory was significantly less than the increase in the first six months of the prior year. The Company intentionally reduced production levels during the second quarter of 2006 to more efficiently utilize inventory, and to allow for more stable and higher levels of production during the third quarter of 2006. The net effect was to move production from the second to the third quarter when compared to the prior year operations. The net impact was that the Company ended the third quarter of 2006 with approximately the same level of inventory as at the third quarter of 2005. The seasonal increase in inventory and receivables was financed through the Company’s credit facility with Wells Fargo Bank and from proceeds from the sale of stock. At the end of the third quarter, borrowings under the Company’s lines with Wells Fargo Bank had been reduced to under $16 million compared to over $26 million at October 31, 2005.

On June 6, 2006, the Company sold 1,072,041 shares of its common stock (the “Shares”), and warrants to purchase 268,010 shares of its common stock, to WEDBUSH, Inc. and clients of Wedbush Morgan Securities, Inc. for an aggregate purchase price of $5 million, or $4.66 per Share (the “Per Share Purchase Price”). On August 29, 2006, the Company entered into a follow-on investment agreement with certain Directors and members of management. The investment with Directors and management was made under substantially the same terms but at a higher price, for the issuance of 57,455 shares of common stock and 14,363 warrants, yielding proceeds of approximately $288,000. The investment with Directors and managers was completed subsequent to October 31, 2006. The Company incurred approximately $481,000 in closing costs which were netted against the proceeds received from the sale of Shares. The cash received from the shares of stock was used to strengthen the balance sheet and finance seasonal business activities.

The Company has established a goal of limiting capital spending to less than $4,000,000 for 2006, which is approximately one-half of anticipated depreciation expense. Capital spending for the nine months ended October 31, 2006, was $2,463,000 compared to $1,774,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.

Net cash generated in operating activities for the nine months ended October 31, 2006 was $8,905,000 compared to net cash used in operations of $419,000 for the same period last year. The increase in operating cash was attributable to the significant improvement in net income; offset by increased cash used for receivables and increased cash used for inventory.

The Company believes that cash flows from operations, cash raised from the June 6, 2006 and June 26, 2006 stock sales, and the Company’s unused borrowing capacity under the Company’s credit facility will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $24,917,000 was available for borrowing as of October 31, 2006 when calculated using the asset based advance formula. In order to comply with debt covenants, the Company must meet a “clean down” requirement of less than $30 million for 90 days. The Company anticipates that it will meet this requirement.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, amended and restated in December 2005, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000. The revolving line of credit increases to $50,000,000 between May and September. The term note is a two-year loan amortizing at $5,000,000 per year with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate (8.25% at October 31, 2006) plus a 2% margin.

The revolving line has a 24-month maturity with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $24,917,000 was available for borrowing as of October 31, 2006.

The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a minimum requirement, minimum EBITDA and an annual clean down. The annual clean down provision limits the Company’s outstanding debt balance at a maximum of $30 million for a period of 90 consecutive days during the fourth quarter ending January 31, 2007. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at October 31, 2006, January 31, 2006. At October 31, 2005, the Company was in violation of certain of its loan covenants. In December 2005, the Company restructured its debt with Wells Fargo Bank, which waived the October 31, 2005 covenant violation and amended the terms of the loan and several of the financial covenants. The $15,877,000 due under Wells Fargo

Bank’s line of credit will be payable on February 15, 2008, if the agreement is not renewed. The Company currently intends to renew the agreement.
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

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2006, WEDBUSH, Inc. and Wedbush Morgan Securities, Inc. (“Wedbush Morgan,” and together with WEDBUSH, Inc., the “Purchasers”), entered into a stock purchase agreement (the “Agreement”) with the Company. Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire the 268,010 shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a Registration Statement on Form S-3 registering the resale of the Shares on July 6, 2006 and amended that registration statement on August 17, 2006. The Registration Statement became effective on September 18, 2006. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf of its clients which purchased the securities.

On June 26, 2006 certain members of management and certain Directors (the “Follow-on Purchasers”) entered into a stock purchase agreement with the Company (the “Follow-on Agreement”), purchasing 57,455 shares at a purchase price per share of $5.02 (the “Follow-on Per Share Purchase Price”) yielding gross proceeds to the Company of approximately $288,000. Additionally, the Company issued warrants to the Follow-on Purchasers exercisable for 14,364 shares of common stock pursuant to which the Follow-on Purchasers will have the right to acquire the 14,364 shares at an exercise price of 120% of the Follow-on Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Follow-on Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The transaction closed during the third quarter ended October 31, 2006. Although the shares were not issued as of October 31, 2006, they have been included as shares outstanding in accordance with SFAS No. 128 Earnings per Share, as the amounts due the Company were fully paid. The Company expects to issue the 57,455 shares during the quarter ending January 31, 2007.

The securities sold to the Purchasers and Follow-on Purchasers pursuant to the Agreements were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction to accredited and sophisticated investors not involving a public offering. The proceeds from the sale of the Shares were used for general corporate purposes, and the proceeds, if any, received from the exercise of the warrant agreements will be used to reduce outstanding indebtedness and for general corporate purposes. At October 31, 2006, the Company incurred $492,000 in closing costs, which were netted against the proceeds received.
Item 6. Exhibits
Exhibit 10.1 – Stock Purchase Agreement, dated as of June 26, 2006, by and among Virco Mfg. Corporation, and certain purchasers named therein.
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

VIRCO MFG. CORPORATION

Date: December 8, 2006	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President – Finance