Form 10-K
period 2007-01-31
VIRCO MFG CORPORATION
filed 2007-04-16
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2007.

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
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2006 was $65.9 million (based upon the closing price of the registrant’s common stock, as reported by the American Stock Exchange).
As of March 31, 2007, there were 14,379,506 shares of the registrant’s common stock ($.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

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
Throughout this report, our fiscal years ended January 31, 2003, January 31, 2004, January 31, 2005, January 31, 2006 and January 31, 2007 are referred to as years 2002, 2003, 2004, 2005 and 2006, respectively.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 57-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Over the years, Virco has become the largest manufacturer of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. In recent years, due to budgetary pressures, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. In addition, a greater percentage of the Company’s business includes shipments directly to school sites, as well as service elements such as installation. In response to these changes, the Company has expanded both the products and the services it provides to educational customers. Now, in addition to selling furniture FOB Factory, customers can purchase furniture delivered to warehouses and school sites, and can also purchase full-service furniture delivery that includes the installation of the furniture in classrooms. Virco has also supplemented its offerings of its manufactured furniture products with furniture and equipment it purchases from other companies and resells together with its own products. Virco now is able to provide “one-stop shopping” for all furniture, fixtures, and equipment (“FF&E”) needs in the K-12 market. With the acquisition of Furniture Focus™ in May 2002, including the next-generation PlanSCAPE ® project management software, the Company added project management services which allow its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition, and installation of FF&E. Education customers can furnish and equip an entire school with one purchase order, rather than sourcing these products and services from numerous suppliers. Coordination of the delivery and installation process is performed at Virco warehouse locations, and the entire project can be shipped complete from one warehouse location, ready for cost-effective and customer-friendly installation. In February 2006, we rolled out our PlanSCAPE software to the entire Virco sales force. The Company has also become an important supplier of tables, chairs and storage equipment for offices, convention centers, auditoriums, places of worship, hotels and related settings.
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
Virco has worked with accomplished designers – such as Peter Glass, Richard Holbrook, and Bob Mills – to develop additional products for contemporary applications. These include the best-selling ZUMA® classroom furniture collection, as well as I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series. Our I.Q. education furniture line was honored with a 2002 Best of NeoCon® Gold Award for design excellence at America’s most prestigious contract furniture trade show, while our Plateau Library & Technology products received a Best of NeoCon ® Silver Award the following year. In June of 2004, our diverse

ZUMA family of classroom furniture products earned a coveted Best of NeoCon Editors’ Choice Award. And most recently, our all-new, highly sustainable ZUMAfrd™ furniture line won a Best of NeoCon 2005 Silver Award and a 2006 ADEX ® Platinum Award.
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
As of January 31, 2007, Virco and its subsidiaries employed approximately 1,200 people nationwide and had approximately 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities for the production and distribution of furniture in two principal locations: Torrance, California, and Conway, Arkansas. Much of the Company’s product line can be made in either location, although management has chosen to produce many products and components at only one factory in consideration of space, cost or process requirements. In addition, both locations maintain a customer service department, giving Virco the ability to provide sales support and order fulfillment services to end users from coast to coast.
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
Principal Products
Virco produces the broadest line of furniture for the K-12 market of any manufacturer in the United States. By supplementing            products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for the preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and on-going product development program featuring products developed in-house as well as products developed with accomplished designers. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.
Virco’s principal manufactured products include:
SEATING — Launched in 2004, the ergonomically supportive ZUMA ® line by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company’s history; as a follow-up to this record-breaking launch, ZUMA sales have continued to grow. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; and two rockers with 13” and 15” seat heights. The ZUMAfrd™ collection, introduced a year later, features Fortified Recycled Wood™ seats, backrests and worksurfaces; ZUMAfrd products have up to 70% recycled content and are 98% recyclable. Other Virco seating alternatives include easily-adjustable Ph.D.® task chairs; I.Q.® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series™ stack chairs and Martest 21 ® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES — Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco’s Core-a-Gator® models are unsurpassed.

When paired with attractive, durable Virco café tops, Lunada® bases by Peter Glass provide eye-catching table solutions for hospitality settings. Virco also carries traditional folding and banquet tables, activity tables and office tables, as well as the computer tables and mobile tables described below.
COMPUTER FURNITURE — Future Access® computer tables come with an integral wire management panel; all rectangular models have a smooth post-formed front and rear edge. Like our Future Access® models, 8700 Series computer tables can be equipped with Virco’s functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. For administrative settings, the Plateau® Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.
DESKS/CHAIR DESKS — From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco’s wide-ranging furniture models can be found in thousands of America’s schools. Related products include teachers’ desks and tablet arm units. Selected models are available with durable, colorfast Martest 21® hard plastic seats, backs and work surfaces.
MOBILE FURNITURE — School cafeterias are perfect venues for Virco mobile tables, while classrooms benefit from the spacious storage capacity of Virco mobile cabinets. An array of Virco product lines include mobile chairs for school settings and offices.
STORAGE EQUIPMENT — For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. As a service to our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
In order to provide a comprehensive product offering for the education market Virco supplements manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and Kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Recent additions to these vendor-supplied items include a complete Library Systems Furniture collection with shelving and circulation desk capabilities; new specialty storage cabinets for schools; additional carts for in-class AV use and multi-media presentations; and a variety of new early learning products. None of these products accounted for more than 10% of consolidated revenues.
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
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access® and Sigma®. Other names and brands included in this report may be claimed by Virco as well or by third parties.
Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship.
Raw Materials
The Company purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes that the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company’s largest raw material cost is for steel, followed by plastics and wood. During 2004 the cost of steel and plastic increased significantly because of high worldwide demand for the materials, especially in China. During 2005, the price of petroleum-related products, including plastics, and fuel rates for freight and power, also increased substantially. In addition, hurricanes affecting the Gulf Coast region in 2005 further impacted the availability, delivery, and price of raw materials, including steel and plastic. During 2006, raw material costs continued to increase, but the rate of increase in raw material costs was moderate compared to the prior years. For 2007, the Company anticipates that raw material costs will continue to increase, but at the more moderate rate of increase incurred in 2006.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly process. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased during the last three years, but these increases have not been as volatile as the costs associated with steel, plastic, and fuel.
Due to the significant number of annual contracts with school districts, the Company is limited in its ability to pass along increased commodity, power and transportation costs during the course of a contract year, and unanticipated increases in costs can adversely impact operating results and have done so during the past few years, especially 2004 and 2005. The Company benefits from any decreases in raw material costs under these same contracts. The Company intends to raise prices to cover its increased costs as annual contracts come up for renewal or bid in 2007.
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
On May 1, 2002, Virco acquired certain assets of Furniture Focus™, an Ohio-based reseller of furniture that offers complete package solutions for the FF&E segment of bond-funded public school construction projects. As part of this acquisition, Virco acquired the rights to the proprietary PlanSCAPE ® software for bidding educational projects. The Furniture Focus sales force and back-office operations were integrated into Virco on the acquisition date. In 2003, Virco began to market package solutions nationwide. In the first quarter of 2006, Virco released the next generation of the PlanSCAPE software, incorporating significant improvements for selling projects and for project management. This software, which had formerly been used by project specialists, has now been rolled out to the entire Virco sales force, enabling the entire sales force to prepare quotations for less complicated projects. The Company anticipates rolling out additional functionality for the PlanSCAPE software during 2007.
A significant portion of Virco’s business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. During the period covered by these annual contracts, the Company has very limited or is some cases no ability to increase selling prices and in some cases has no ability to increase selling prices. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds. This can adversely impact margins when raw material, conversion costs, or distribution costs are increasing, and can benefit margins when these costs decrease, or increase at a rate less than anticipated when the contracts are priced.
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
The Company sells to thousands of customers, and, as such no single customer represents more than 10 percent of the Company’s business. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, as they are participants in buying groups as well as being eligible for a state contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. Sales priced under this contract increased substantially in 2005 and 2006. Because this increase was largely attributable to existing customers buying furniture under this contract as an alternative to individual contracts or alternative buying groups, this did not represent significant incremental sales. Sales priced under this contract represented approximately 40% of sales in 2006, 30% of sales in 2005, and 5% of sales in 2004. The Company will be the exclusive supplier of moveable classroom furniture for this purchasing organization for 2007. If Virco was unable to sell under this contract, it would be able to sell to the vast majority of its customers under alternative contracts.
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
Virco’s working capital requirements during, and in anticipation of, the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company’s results of operations. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company’s business during the peak season each year based in part on annual contracts which are in place and management’s experience with respect to the market.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), HON, Royal, Bretford, Smith Systems, Columbia, and Scholarcraft. The largest competitor that purchases and re-sells furniture is School Specialty. In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., Krueger International, Inc., MTS and Mity Enterprises, Inc.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that may include, but are not expected to emphasize, direct price competition. Instead, management expects to emphasize the value of Virco’s products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco’s project management capabilities, the value of Virco’s distribution and delivery capabilities, the value of Virco’s customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding resellers, and management believes that the Company’s large direct sales force and the Company’s sizeable manufacturing and warehousing capabilities facilitate these efforts.
Backlog
Sales order backlog at January 31, 2007, totaled $12.6 million and approximates five weeks of sales, compared to $11.6 million at January 31, 2006, and $12.4 million at January 31, 2005.
Patents and Trademarks
In the last ten years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D. ® chairs, I.Q. ® Series furniture, the ZUMAfrd™ family of products, and the ZUMA ® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco’s intellectual property as well. These patents expire over a period of time ranging from three to 17 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco’s patents are an important element of its success, Virco’s business as a whole is not believed to be materially dependent on any one patent.
In order to distinguish genuine Virco products from competitors’ products, Virco has obtained the rights to certain trademarks and tradenames for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products.

While Virco’s trademarks and tradenames play an important role in its success, Virco’s business as a whole is not believed to be materially dependent on any one trademark or tradename, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 50 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2007, Virco and its subsidiaries employed approximately 1,200 full-time employees at various locations. Of this number, approximately 1,000 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.
Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2005 and 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all models in Virco’s ZUMA ® and ZUMAfrd™ product lines, as well as hundreds of other furniture models have been certified according to the GREENGUARD ® Environmental Institute’s stringent indoor air quality standard for children and schools. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination.
Financial Information About Geographic Areas
During the 2006, as well as during the previous two fiscal years, Virco derived approximately 4.0 % of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. The Company does not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2007, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at
		January	Has Held
		31,	Office
Name	Office	2007	Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	74	1990
D. A. Virtue (2)	Executive Vice President	48	1992
S. Bell (3)	Vice President — General Manager, Conway Division	50	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	50	1995
A. Gamble (5)	Vice President — Human Resources	38	2004
P. Quinones (6)	Vice President — Logistics and Marketing Services	43	2004
D. R. Smith (7)	Vice President — Marketing	58	1995
L. L. Swafford (8)	Vice President — Legal Affairs	42	1998
N. Wilson (9)	Vice President — General Manager, Torrance Division	59	2004
L. O. Wonder (10)	Vice President — Sales	55	1995
B. Yau (11)	Corporate Controller, Assistant Secretary and Treasurer	48	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 50 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 21 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 18 years and has served in a variety of manufacturing, safety, and environmental positions.

(4)	Appointed in 1995; has been employed by the Company for 16 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 8 years and has served as Manager of Human Resources, as Director of Human Resources, currently as Vice President of Human Resources.

(6)	Appointed in 2004; has been employed by the Company for 15 years in a variety customer and marketing service positions, currently as Vice President of Logistics and Marketing Services.

(7)	Appointed in 1995; has been employed by the Company for 22 years in a variety of sales and marketing positions, currently as Vice President of Marketing.

(8)	Appointed in 1998; has been employed by the Company for 11 years and has served as Associate Corporate Counsel, currently as Vice President of Legal Affairs.

(9)	Appointed in 2004; has been employed by the Company for 40 years in a variety of manufacturing, warehousing, and transportation positions, currently as Vice President – General Manager, Torrance Division.

(10)	Appointed in 1995; has been employed by the Company for 29 years in a variety of sales and marketing positions, currently as Vice President of Sales.

(11)	Appointed in 2004; has been employed by the Company for 10 years and has served as Corporate Controller, currently as Corporate Controller, Assistant Secretary and Treasurer.
Company officers do not have employment contracts.
Available Information
Virco files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.
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
Furniture companies in the education market compete on the basis of value, service, product offering and product assortment, price, and track record of dependable delivery. Since our competitors offer products that are similar to ours, we face significant price competition, which tends to intensify during an industry downturn. This price competition impacts our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices, which could lower our profit margins. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales.
Our efforts to introduce new products that meet customer requirements may not be successful, which could limit our sales growth or cause our sales to decline.
To keep pace with industry trends, such as changes in education curriculum and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and similar standards for the education environment and for product performance, we must periodically introduce new products. The introduction of new products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take up to a year or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be later or less successful than we originally anticipated. Difficulties or delays in introducing new products or lack of customer acceptance of new products could limit our sales growth or cause our sales to decline.
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
The majority of our sales are generated under annual contracts, which limit our ability to raise prices during a given year in response to increases in costs.
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
We require substantial amounts of raw materials and components, which we purchase from outside sources. Raw materials comprised our single largest total cost for the years ended January 31, 2007, 2006 and 2005. Steel, plastics and wood-related materials are the main raw materials used in the manufacture of our products. The prices of plastics are sensitive to the cost of oil, which is used in the manufacture of plastics, and oil prices have increased significantly during 2005. The cost and availability of steel are subject to worldwide supply and demand, and the ability to import steel can be subject to political considerations. The cost and availability of steel has been volatile in recent years. We purchase components from international sources, primarily China. Fluctuations in currency exchange rates and the cost of ocean freight can impact the cost of components. Any disruption in the ports through which we ship product to our factories can adversely impact our supply chain.
Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
We are affected by the cost of energy, and increases in energy prices could reduce our margins and profits.
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
Approximately 40% of our sales are priced under one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list – which allows schools and school districts to purchase furniture without bidding – accounts for a significant portion of Virco’s sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether this is a school, a district or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, nearly 40% of Virco’s sales were priced under this nationwide contract/price list. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends, and requires a “clean down” during the fourth quarter. Violation of the “clean down” requirement would have the same impact as violating any of the other debt covenants. Amounts available at any time are limited by certain asset balances, specifically inventory and receivables. Our credit facility is also subject to quarterly covenants.
The Company violated certain debt covenants in the third quarter of 2004 and the third quarter of 2005. In each case, the violation of covenants was waived and the credit facility was renewed for an additional year. The credit facility in place at January 31, 2007, includes quarterly covenants that include EBITDA requirements.
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
We face the risk of claims that we have infringed third parties’ intellectual property rights. Companies operating in the furniture industry routinely seek protection of the intellectual property for their product designs, and our principal competitors may have large intellectual property portfolios. Our efforts to identify and avoid infringing third parties’ intellectual property rights may not be successful. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Such claims could have a negative impact on our sales and results of operations.
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
Conway, Arkansas
The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. This facility is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers, which have enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco’s ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled.
In addition to the complex described above, the Company operates three other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 53 years. The Company manufactures fabricated steel and injection-molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building is leased under a 10-year lease expiring in March 2008. The third is a 150,000 sq. ft. finished goods warehouse that is owned by the Company. This facility was leased to a third party on a month-to-month basis at January 31, 2007.
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
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. No dividends were declared or paid in fiscal 2006, 2005, or 2004. Under the current line of credit with Wells Fargo, Virco is restricted from paying cash dividends.
Quarterly Dividend and Stock Market Information

			Common Stock Range
	Cash Dividends Declared		2006		2005
	2006	2005	High	Low	High	Low

1st Quarter	$—	$—	$6.63	$4.40	$7.94	$7.42
2nd Quarter	—	—	5.11	4.50	7.47	6.60
3rd Quarter	—	—	6.00	4.36	7.94	6.64
4th Quarter	—	—	9.50	5.62	7.15	5.13
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) the AMEX Market Index, and (ii) an industry peer group index. The graph assumes $100 was invested on February 1, 2002 in the Company’s common stock, the AMEX Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

	2002	2003	2004	2005	2006	2007
VIRCO MFG. CORPORATION	100.00	106.45	88.36	94.37	79.82	108.07
PEER GROUP INDEX	100.00	79.75	118.91	128.21	133.54	156.41
AMEX MARKET INDEX	100.00	98.53	138.29	148.17	179.73	193.81

The peer group includes the following companies: Cash Systems Inc., Coinstar Inc., Diebold Inc., Fiberstars Inc., Frankline Electronic Publ, Genlyte Group Inc., Global Payment Tech Inc., Herman Miller Inc., HNI Corp., Hypercom Corp., Kimball International Inc., Knoll Inc., LSI Industries Inc., Optimal Group Inc., Par Technology Corp., Pitney Bowes Inc., Steelcase Inc., TRM Corporation, Verifone Holdings Inc., Virco Mfg. Corporation, Xerox Corp. Calculations for this graph were prepared by Hemscott, Inc.
Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans - excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	235,000	$12.53	109,000
Equity compensation plans not approved by security holders	—	—	—

Total	235,000	$12.53	109,000

On January 31, 2007, there were 109,000 shares available for grant under the 1997 Employee Incentive Plan and on January 31, 2006, there were 116,000 shares available for grant under the 1997 Employee Incentive Plan.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Five Year Summary of Selected Financial Data
Five Year Summary of Selected Financial Data

In thousands except per share data	2006	2005	2004	2003	2002

Summary of Operations

Net sales	$223,107	$214,450	$199,854	$191,852	$244,355

Net income (loss)	$7,545	$(9,574)	$(13,995)	$(21,961)	$282

Income (Loss) per share data
Net income (loss) (1)

Basic	$0.56	$(0.73)	$(1.07)	$(1.68)	$0.02

Assuming dilution	$0.55	$(0.73)	$(1.07)	$(1.68)	$0.02

Dividends declared per share, adjusted for 10% stock dividend Cash dividends (3)	$—	$—	$—	$0.04	$0.08

Other Financial Data

In thousands except per share data	2006	2005	2004	2003	2002

Total assets	$116,277	$114,720	$114,041	$126,268	$154,796
Working capital	$22,994	$15,488	$15,334	$25,404	$38,748
Current ratio	1.6/1	1.4/1	1.5/1	2.0/1	2.4/1
Total long-term obligations	$30,101	$38,862	$34,090	$37,934	$44,702
Stockholders’ equity	$48,878	$39,100	$49,265	$62,352	$82,774
Shares outstanding at year-end (3)	14,380	13,137	13,098	13,096	13,111
Stockholders’ equity per share (2)	$3.40	$2.98	$3.76	$4.76	$6.31

(1)	Based on average number of shares outstanding each year after giving retroactive effect for stock dividends.

(2)	Based on number of shares outstanding at year-end after giving effect for stock dividends and stock split.

(3)	Adjusted for stock dividends and stock split.
Financial Highlights
Financial Highlights

In thousands, except per share data	2006	2005	2004	2003	2002

Summary of Operations

Net sales	$223,107	$214,450	$199,854	$191,852	$244,355

Net income (loss)
Net income (loss) before change in accounting methods	$7,545	$(9,574)	$(13,995)	$(21,961)	$282
Change in accounting methods	—	—	—	—	—

	$7,545	$(9,574)	$(13,995)	$(21,961)	$282

Net income (loss) per share (1)	$0.55	$(0.73)	$(1.07)	$(1.68)	$0.02
Stockholder’s equity	48,878	39,100	49,265	62,352	82,774
Stockholder’s equity per share (2)	3.40	2.98	3.76	4.76	6.31

In thousands, except per share data	2001	2000	1999	1998	1997

Summary of Operations

Net sales	$257,462	$287,342	$268,079	$275,096	$259,586

Stockholders’ equity per share (2)
Net income (loss) before change in accounting methods	$246	$4,313	$10,166	$17,630	$13,852
Change in accounting methods	—	(297)	—	—	—

	$246	$4,016	$10,166	$17,630	$13,852

Net income (loss) per share (1)	$0.02	$0.29	$0.72	$1.20	$0.94
Stockholder’s equity	90,223	94,141	93,834	88,923	77,077
Stockholder’s equity per share (2)	6.71	6.90	6.82	6.30	5.39

(1)	Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect for stock dividends and stock split.

(3)	The prior period statements of operations contain certain reclassifications to conform to the presentation required by EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which the Company adopted during the fourth quarter of the year ended January 31, 2001.

(4)	During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective February 1, 2000, the Company recorded the cumulative effect of the accounting change.
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
Executive Overview
Management’s strategy is to position Virco as the overall value supplier of moveable furniture and equipment. The markets that Virco serves include the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, warehousing, distribution, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures, and equipment (“FF&E”) needs for the K-12 education market, enabling a school to procure all of its FF&E requirements from one source. This product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal year 2006, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture was turbulent during the period from 2001 through 2005. As a group, the members of BIFMA (the Business and Institutional Furniture Manufacturer’s Association) recorded decreases in shipments of 3%, 19.1% and 17.4% in 2003, 2002 and 2001, respectively. The impact of the recession on the school market lagged the commercial market and did not hit with full intensity until 2003. During this time Virco incurred sales declines of 21.5%, 5.1%, and 10.4% in 2003, 2002, and 2001 respectively.
For two years following the recession in the furniture markets, the Company incurred supply chain disruptions and severe cost increases in certain raw materials. During 2005, the severe hurricanes in the Gulf Coast region of the United States impacted the availability of certain raw materials used in the production of steel. In addition to steel shortages, Virco obtains plastic used in the production of certain high-

volume components from the Gulf Coast region. Both the cost and availability of plastic was severely affected. Finally, Virco incurs significant costs relating to energy. The most significant of the Company’s energy costs are for diesel fuel, for both outbound freight and inbound materials, though the Company also incurs significant costs for both electricity and natural gas. In 2004 the cost of steel, which is the Company’s largest raw material, doubled and was nearly three times higher than at the beginning of 2002. The Company incurred severe supply chain disruptions related to steel in 2004, and incurred unfavorable “yield variances” as the Company substituted more expensive or heavier gauge steel when the standard steel required was unavailable. The cost of plastic and fuel also increased.
Throughout this turbulent period, the Company took appropriate corrective measures to reduce the Company’s cost structure to match the decreased sales volume and to raise prices to cover the increased cost of raw materials. Unfortunately, due to the nature of the Company’s annual contracts with school districts, the price increases lagged to commodities cost increases resulting in reduced margins and losses during the 2003, 2004, and 2005. Restructuring costs, primarily related to severance payments to terminated employees, adversely impacted results. In addition to price increases and reductions in force, the Company used a variety of tactics to reduce spending, including its Assemble-to-Ship (“ATS”) operating model, which permits: the Company to hold reduced inventory levels; strict disciplines over capital expenditures to reduce the investment in PP&E; and wage and hiring freezes. The cumulative impact of these cost-saving measures were realized during 2006 as the Company showed a significant improvement in operating results, recording an operating profit after three years of losses.
During 2006, Virco’s sales increased by 4%. This followed a 7% increase in 2005 and a 4% increase in 2004. During this three year period, sales dollars have increased, but unit volume declined. The Company has been emphasizing newly developed products, the value of Virco’s products, the value of Virco’s project management, distribution and delivery capabilities, and the value of timely deliveries during the peak seasonal delivery period. Although this policy has had an adverse effect on unit volume for lower priced commodity items, it has enabled the Company to successfully raise prices and return margins to profitable levels.
The Company does not anticipate that demand for furniture in the education markets will change substantially in the coming year. Rather we anticipate a continued strong market in bond-funded projects, with project completions being slightly better than 2006. In addition, management anticipates relatively flat demand for replacement furniture due to the continued financial pressures placed on school operating budgets. It is our intent to raise prices modestly, in order to recover the anticipated increases raw material, freight and service costs for those customers that require full-service installation and delivery. Actual volume shipped during 2007 will be impacted by the behavior of our competitors in response our modestly increased selling prices. We will maintain our core workforce at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities, any increase in demand for our product can be met without any required investment in physical infrastructure.
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
Revenue Recognition: The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as revised by SAB No. 104. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. The Company reports sales as net of sales returns and allowances and sales taxes imposed by various government authorities.
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
Self-Insured Retention: For 2004, 2005, and 2006, the Company was self-insured for product liability losses up to $500,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability and auto reserves for known and unknown incurred but not reported (IBNR) losses are recorded at the net present value of the estimated losses using a 5.75% discount rate for 2006, and a 6.0% discount rate for 2005 and 2004. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. It is anticipated that self-insured retentions for 2007 will be comparable to the retention levels for 2006.
Warranty Reserve: The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. It generally warranties that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. Warranty expense for 2005 and 2004 was higher than normal due to a recurring cosmetic complaint relating to a high-volume component. In 2005, the Company made appropriate engineering modifications to correct this condition, but may still incur warranty related costs for components produced and sold in prior years.
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan, the Virco Important Performers (VIP) Plan and the Non-Employee Directors Retirement Plan, which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations under the plans using a 5.75% discount rate in 2006, and a 6.5% discount rate in 2005 and 2004. The Company utilized a 5.0% assumed rate of increase in compensation rates, and estimated a 6.5% return on plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduces a new assumption related to the plan freeze. It is the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allow, and the actuarial valuations assume the plans will be frozen for one additional year. If the assumption is modified to a permanent freeze, the Company would be required to immediately recognize any prior service cost / benefit . If the Company had assumed a permanent freeze, pension expense for 2006 and 2005 would have increased by $75,000 and $9,000, respectively. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at January 31, 2007 and January 31, 2006. At January 31, 2007, the Company has net operating loss carried forward for federal and state income tax purposes, expiring at various dates through 2027 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward total approximately $32,791,000 at January 31, 2007.
Industry Overview
As discussed above, the commercial furniture markets, including Virco’s core school markets, suffered from the recent economic downturn. The financial difficulties experienced by our core education customers derive primarily from budgetary pressures and shortfalls at state and local government levels. The state and local budgets have improved in recent years, but still remain pressured by costs related to medical care and unfunded pension obligations.
Funding for school furniture comes from two primary sources. The first source is from bonds issued to fund new school construction, make major renovations of older schools, and fully equip new and renovated schools. Funding from bond financing has been relatively stable during the past years. The second source is the general operating fund, which is a primary source of replacement furniture. The decline in Virco’s sales in recent years is primarily attributable to sharp reductions in replacement furniture purchased from the general fund. Approximately 80-85% of a school’s budget is spent on salaries and benefits for teachers and administrators. In times of budget shortfalls, schools traditionally attempt to retain teachers and spend less on repairs, maintenance, and replacement furniture.

While the short-term economic conditions impacting our core customer base are not overwhelmingly positive, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are very stable compared to the volatility of furniture purchases. The student population grows slowly. The volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture. Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, installation of furniture in classrooms, and opportunity to provide a complete product assortment allowing one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Finally, the financial health of the competition, both manufacturers and dealers, has been adversely impacted by the downturn in the school furniture business, creating opportunities for suppliers that can provide dependable delivery of quality product and services.
Virco Response to the Industry Environment
In response to robust industry growth during the mid to late 1990’s, Virco built and equipped a large new furniture manufacturing and distribution facility in Conway, Arkansas, that initiated operations in 1999 and 2000. In addition to that significant capital expansion of physical capacity, the Company implemented an SAP ERP system in 1999 in response to Y2K concerns coupled with limitations to its legacy computer system. The timing of these large capital investments was unfortunate, as the economic downturn discussed above initiated approximately one year after this new capacity came on line.
In response to the volatile changes in what has traditionally been a relatively stable market, Virco has pursued a variety of programs to improve its competitive position in the market, to reduce its cost structure to be appropriate for reduced sales volume, and to position the Company for growth in volume and market share as the industry recovers.
In response to the sharp decline in sales, many furniture manufacturers responded by shutting down significant portions of their manufacturing capacity and laying off thousands of workers, incurring large restructuring charges in the process. Because the education market was not impacted as rapidly as the commercial markets, in the first two years of this recession, Virco responded with a different approach designed to preserve the Company’s manufacturing and distribution infrastructure and save the jobs of Virco’s trained workforce. The Company used a variety of tactics to reduce spending. Capital expenditures were severely curtailed. During 2006 capital expenditures were approximately 50% of depreciation and during 2005 capital expenditures were approximately 40% of depreciation These expenditures were reduced to approximately one-quarter of depreciation expense in 2004, 2003 and 2002, and one-third of depreciation expense in 2001. While expenditures on capital equipment have been curtailed, aggressive maintenance programs, complimented with opportunistic purchases of good quality used equipment have enhanced the Company’s productive capabilities. The Company embraced its ATS operating model, which facilitated reductions in inventory levels and improved levels of customer service. To control and reduce the cost of Virco’s workforce, the Company used traditional measures such as wage freezes and hiring freezes, as well as more creative measures that addressed the unique demands of a highly seasonal business, including programs to encourage workforce flexibility.
The tactics used by Virco to reduce capital investment were supplemented with reductions in its workforce. In 2003 Virco implemented a voluntary separation program, which was accepted by 485 employees (25% of the workforce) in the second quarter. In the third quarter, the Company laid off an additional 160 employees. During 2005, the Company completed what management is confident will be the final reduction in force by laying off approximately 100 employees. The cumulative result of these six years of cost reductions has been significant. Virco’s headcount of permanent employees has declined from a peak of nearly 2,950 in August 2000 to a total of approximately 1,200 permanent employees at January 31, 2007. Factory overhead, which peaked at over $72 million in fiscal year ended January 31, 2001 was approximately $47 million in fiscal year ended January 31, 2007. For the fiscal year ended January 31, 2007, factory overhead as a percentage of sales is less than it was prior to the significant capital expenditures in 1998, 1999, and 2000, despite the reduction in sales volume. Virco has accomplished this without closing factories and without closing any of the primary distribution facilities. Selling, general, and administrative expenses, which do not fluctuate significantly with volume have declined by approximately $15 million from their peak and currently represent the a lower percentage of sales as in 2000, despite our reduced sales volume.
In addition to significant cost reductions, the Company has made several investments in both product and process to strengthen its competitive position. During the last five years, Virco has completed three modest acquisitions, all within the constrained capital expenditure budgets discussed above. The first acquisition was Furniture Focus™, a reseller of FF&E that was a former Virco customer. The acquisition of Furniture Focus included their proprietary PlanSCAPE ® software, used to bid and manage projects to furnish all items in the FF&E budget category of a new school project. Over the past five years, Furniture Focus has been integrated into Virco, and at the February 2006 sales meeting, a new release of the PlanSCAPE software was rolled out to the entire Virco sales force. Virco has embraced the relationships Furniture Focus had developed with other furniture manufacturers that provide FF&E not manufactured by Virco. Virco has incorporated these items into our product offering, enabling Virco to provide one-stop shopping for FF&E needs.
In addition to Furniture Focus, Virco has acquired assets from two furniture component manufacturers. While the production of many furniture components has moved to low-cost locations such as China, many components are too bulky to import on a cost-effective basis. In 2003, Virco purchased assets and intellectual property of Corex Products, Inc., a component manufacturer of compression-molded parts. The acquired equipment was integrated into our existing compression-molding facility in Conway, Arkansas. In 2005, Virco purchased substantial injection-molding capacity from a former supplier, allowing Virco to bring the production of certain high-volume components in house. These machines have been integrated into our Conway, Arkansas facility.
Finally, during the past five years of cost reductions, Virco has continued to invest in new products, including our successful ZUMA ® and ZUMAfrd™ lines of education furniture. Initiatives to improve product and service quality have been successful, and the Company has improved its track record for dependable on-time delivery of product during the tight summer delivery window.
The Company’s significant improvement in operating results for 2006 reflected the cumulative effect of three years of price increases and several rounds of cost reductions. In 2006, the Company significantly raised prices and introduced tiered pricing under its most significant contracts to cover the costs of servicing small orders. This followed two years of increased prices in 2005 and 2004. The cumulative effect of three years of price increases was adequate to cover the increased cost of raw materials, and gross margins return to more typical levels compared to historic norms.
The Company’s lack of financial performance during 2005 and 2004 was attributable to the consequences of annual fixed-price contracts, coupled with extraordinary volatility in our most significant commodity and energy costs. During the past five years, it has been difficult to raise prices in the midst of the most significant sales downturns we have ever experienced. In 2004, the Company did not charge high-enough prices to cover the variable cost of services, especially related to small orders delivered to customer locations. This was exacerbated with the extreme increase in steel and other commodity costs. For 2005, the Company raised prices, but not enough. Continued commodity cost increases, fueled by petroleum-related costs for plastics and fuel, accompanied by supply chain disruptions related to Gulf Coast hurricanes, adversely impacted operating margins.
For 2007, the Company has raised prices modestly, and retained tiered pricing under its most significant contracts to cover the costs of servicing small orders. The Company is hopeful that this more modest price increase, coupled with our comprehensive product assortment, newly developed product offerings, and dependable delivery and service will allow the Company to increase market share while retaining the margins achieved in 2006.
Results of Operations (2006 vs. 2005)
Financial Results and Cash Flow
For the year ended January 31, 2007, the Company earned net income of $7,545,000 on net sales of $223,107,000 compared to a net loss of $9,574,000 on net sales of $214,450,000 in the same period last year. The net income was $0.56 per share for the year ended January 31, 2007, compared to a net loss of $0.73 per share in the prior year. Cash flow from operations was $10,915,000 compared to $304,000 in the prior year.
Sales
Virco’s sales increased by 4.0% in 2006 to $223,107,000 compared to $214,450,000 in 2005. The increased sales volume was attributable to increased prices, offset by a slight decline in unit volume. The Company benefited from increased project sales and increased sales through commercial channels. Sales of Virco’s new ZUMA product line increased, but were offset by reductions in older product lines.
For 2007 the Company will raise selling prices moderately to cover the anticipated increased cost of raw materials and freight expenses. The Company continues to emphasize the value of Virco’s products, the value of Virco’s distribution and delivery capabilities, and the value of timely deliveries during the peak seasonal delivery period. The Company is hopeful that the moderate increase in prices, combined with superior product and service will allow the Company to increase unit volume and maintain the gross margins levels achieved in 2006.
Cost of Sales
Cost of sales was 65% of sales in 2006 and 70% of sales for 2005. This significant improvement was achieved by increased prices combined with moderate growth in material costs and controlled spending on manufacturing costs. At the beginning of 2006, the Company raised prices with the intent of covering the increased cost of raw materials experienced in 2005 and 2004. The Company was successful in raising prices, and achieved that goal while incurring a modest reduction in unit volume, primarily in older commodity items that sell for lower prices.
In 2007, the Company intends to maintain the improved overhead cost structure attained through the restructurings in 2005 and 2003. Because the Company has improved its financial strength, we are able to finance our production of inventory for summer delivery earlier in the year. This allows a larger portion of annual production to be by permanent employees, who tend to be more efficient and produce better quality than temporary labor.
The Company intends to more tightly integrate the ATS model with our marketing programs, product development programs, and product stocking plan. This anticipated improvement in execution of ATS should allow the Company to offer a wide variety of product while improving on-time delivery performance. Although the Company is beginning the year with more inventory, production levels, which will vary depending upon selling volumes, are anticipated to be comparable to 2006.
The Company anticipates continued uncertainty and upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy, and employee benefits in the coming year. Raw material costs continue to be less volatile that 2005 and 2004, but remain high. For more information, please see the section below entitled “Inflation and Future Change in Prices”.
Selling, General and Administrative and Others

Selling, general and administrative expenses for the year ended January 31, 2007, excluding severance costs, decreased by approximately $3 million, and were 29.9% as a percentage of sales as compared to 32.8% in 2005 (excluding severance costs). Freight costs decreased both in dollars and as a percentage of sales. Installation costs increased in both dollars and as a percentage of sales due to increased project orders, and selling expenses decreased in dollars and as a percentage of sales.
For 2007, the Company intends to raise selling prices moderately to cover anticipated increased raw material costs as well as maintaining tiered pricing to increase prices on smaller orders and orders requiring full service. If successful, this should cause freight and installation costs to decline as a percentage of sales in 2007, but there can be no assurance of attaining a reduction due to volatility in fuel and freight rates as well as fluctuations in the portion of business requiring full service.
Interest expense was nearly $534,000 more than the prior year. Borrowing levels were slightly higher than the prior year, and interest rates were higher. In 2007, the Company anticipates lower average borrowing levels and a decrease in the average interest rate paid.
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
Sales
Virco’s sales increased by 7.3% in 2005 to $214,450,000 compared to $199,854,000 in 2004. As discussed above, the furniture industry stabilized in 2005 and 2004 after three consecutive years of decline. The increased sales volume was attributable to increased prices, offset by a slight decline in unit volume. The Company benefited from increased project sales and increased sales through commercial channels. Sales of Virco’s new ZUMA ® product line increased significantly, but were offset by reductions in older product lines.
For 2006 the Company significantly raised selling prices to cover the cumulative impact of the increased cost of raw materials and freight expenses that had adversely impacted the last two years’ financial results. The Company continued to emphasize the value of Virco’s products, the value of Virco’s distribution and delivery capabilities, and the value of timely deliveries during the peak seasonal delivery period. Although this policy may have had an adverse effect on unit volume, the Company intended for the policy to restore its gross margins to levels that restored profitable operations.
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
Provision for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net deferred tax assets will not be realized, and a valuation allowance has been recorded against the net deferred tax assets at January 31, 2007 and January 31, 2006.

At January 31, 2007, the Company has net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward total approximately $32,791,000 at January 31, 2007.
For the fiscal year ended January 31, 2007, the Company benefited from net operating loss carryforwards for both federal and state income taxes, and recognized an income tax expense of $446,000. The income tax expense is primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states. For the fiscal year ended January 31, 2006, the Company incurred an income tax benefit of $109,000 due to an adjustment of deferred tax reserves partially offset by income and franchise taxes as required by various states.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. For fiscal 2007, Virco has entered into a revolving credit facility with Wells Fargo Bank, amended and restated March 26, 2007, which provides a term loan of $20,000,000 and a secured revolving line of credit that varies with levels of inventory and receivables, up to a maximum of $40,000,000, with the maximum borrowing increasing to $50,000,000 during certain months of the year. The term loan is a two-year line amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus 1/2%. The revolving line has a 23-month maturity with interest payable monthly at a fluctuating rate equal to the Bank’s prime rate plus a margin of 1/2%. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The line of credit is secured by the Company’s accounts receivable, inventories, and equipment and property. The credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $30 million for a period of 90 days at year end. The Company believes that normal operating cash flow will allow us to meet the “clean down” requirement with no adverse impact of the Company’s liquidity. Approximately $14,605,000 was available for borrowing as of January 31, 2007.
During 2006 the Company strengthened its balance sheet and increased liquidity through three primary methods. First the Company raised approximately $4.7 million through a private placement of equity. Second, the Company earned an after tax profit of approximately $7.5 million. Third, our continued disciplines over capital expenditures resulted in depreciation expense in excess capital expenditures by approximately $3.6 million. This improved financial strength allowed the Company to run the factories at increased levels of production during the fourth quarter. It is the Company’s intent to run production at a more level rate building for the summer of 2007. This will allow us to use our permanent work force to build component inventory early in the year, relying less on relatively inefficient temporary labor to increase production rates closer to the summer.
During fiscal years 2005 and 2004, the Company incurred operating losses, yet managed to have positive cash flow from operations. This was accomplished through the following actions. In 2005, the Company spent $3.5 million on capital expenditures compared to $8.8 million of depreciation expense. Increases in inventory were substantially financed by increases in vendor credit. In 2004, the Company spent $2.8 million on capital expenditures, compared to depreciation expense of $9.8 million. In addition, receivables were reduced by over $1 million and inventories were reduced by nearly $2.5 million. Some of these actions are one-time events, and will not be repeated in future years. The only anticipated recurring event is the excess of depreciation over capital expenditures. The Company is budgeting for capital expenditures to be less than depreciation for fiscal year 2007, and the amount of cash generated is expected to be approximately $3-4 million.

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
Long-Term Capital Requirements
In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements. From 1997 through 2000, the Company completed two large capital projects, which have had significant effects on cash flow for the past six years. The first project was the implementation of the SAP enterprise resources planning system. The second project was the expansion and re-configuration of the Conway, Arkansas, manufacturing and distribution facility.
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001, 2002, 2003, and 2004 capital expenditures ranged from one-quarter to one-third of depreciation expense. During 2006 capital expenditures were approximately 53% of depreciation and 2005 capital expenditures were approximately 40% of depreciation.
Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. The Company has established a goal of limiting capital spending to less than $3,000,000 for 2007, which is slightly less than one-half of anticipated depreciation expense.
Asset Impairment
In 2002, Virco acquired certain assets of Furniture Focus™, including its proprietary PlanSCAPE ® software. As part of this acquisition, the Company recorded goodwill of $2,200,000. During the period from 2003 to 2005, the Company rolled out the Furniture Focus package business nationwide and expended significant effort training the sales force in package selling. In 2006, Virco released the next generation of the PlanSCAPE software and for 2007 the Company anticipates several enhancements to PlanSCAPE. Virco evaluates the impairment of goodwill at least annually, or when indicators of impairment occur. As of January 31, 2007, there has been no impairment to the goodwill recorded.
In December 2003, Virco acquired certain assets of Corex Products, Inc., a manufacturer of compression molded components, for approximately $1 million. The assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with Virco’s existing compression molding operation. In connection with this acquisition, Virco acquired certain patents and other intangible assets. As of January 31, 2007, there has been no impairment to the intangible assets recorded.
Virco made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. Virco evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2007, there has been no impairment to the long-term assets of the Company.
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
Contractual Obligations
Payments Due by Period

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term debt obligations	$15,083	$5,012	$10,024	$24	$23
Interest on long-term debt obligations	2,201	439	1,754	4	4
Capital lease obligations	181	62	119	—	—
Operating lease obligations	16,653	6,244	9,008	1,401	—
Purchase obligations	18,094	18,094	—	—	—
Other long-term obligations	—	—	—	—	—

	$52,212	$29,850	$20,906	$1,429	$27

Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2007, the Company had bonds outstanding valued at approximately $1,900,000. To the best of management’s knowledge, in over 57 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2006. The following is a summary of the Company’s warranty-claim activity during 2006 and 2005.

	January 31,
	2007	2006

Beginning balance	$1,500	$1,500
Provision	1,154	900
Costs incurred	(904)	(900)

Ending balance	$1,750	$1,500

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
For 2006, the Company used a 5.75% discount rate. For 2005 and 2004, the Company used a 6.5% discount rate. For 2006, 2005 and 2004 the Company used a 6.5% expected return on plan assets and a 5.0% expected rate of increase in compensation.
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
During 2006, 2005, and 2004, the Company’s results of operations and financial position did not allow for a retirement benefit to be restored. Benefit accruals under the plans have remained frozen. For 2006, 2005, and 2004, expenses related to the pensions decreased by more than $6 million compared to 2003.
It is the Company’s intent to maintain the funded status of the qualified plan at a minimum of 90% of the current liability as determined by the plan’s actuaries. The Company made no contributions to the pension trust during 2006 or 2005. Contributions during 2007 will depend upon actual investment results and benefit payments. During 2006, 2005, and 2004, the Company paid approximately $255,000 per year under the non-qualified plans. It is anticipated that contributions for 2007 will be comparable.
During 2006, the Company implemented SFAS No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. The implementation of this standard did not impact pension expense for the year. As a result of implementing SFAS No. 158, accrued pension liability increased by approximately $1.9 million, offset by an increase in other comprehensive loss. At January 31, 2007, accumulated other comprehensive loss of approximately $7.6 million is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2007, a 1% reduction in investment return would have increased expense by approximately $100,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $300,000. A 1% reduction in the discount rate would have increased the PBO by approximately $3.4 million. If Virco elected to make the plan freeze permanent, pension expense would decrease by approximately $75,000. Refer to Note 4 to the consolidated financial statements for additional information regarding the pension plans and related expenses.

Stockholders’ Equity
From April 1998 to December 2002, the Board of Directors approved and expanded a stock buy-back program giving the Company authorization to buy back up to $22,000,000 of Company stock. As of the end of January 2004, the Company had repurchased approximately 1,454,000 shares at a cost of approximately $18,788,000. During 2004, the Company retired the shares of treasury stock. The Company’s current line of credit with Wells Fargo Bank does not allow for repurchases of stock. When the results of operations and cash flow allow, the Company will re-evaluate the stock buy-back program if permitted under the Wells Fargo Bank line of credit. The Company did not repurchase any shares of stock during 2006, 2005 and 2004.
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of the recent operating losses, the Company discontinued paying dividends in the second quarter of 2003. The current line of credit with Wells Fargo Bank does not allow for cash dividends. When the results of operations, cash flow, and loan covenants allow, the Company intends to reinstate the cash dividend policy if permitted under the Wells Fargo Bank line of credit
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2007, reflects additional paid-in capital of approximately $114 million and deficit retained earnings of approximately $57 million. Other than the losses incurred during 2003, 2004, and 2005, the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
On June 6, 2006, the Company sold 1,072,041 shares of its common stock (the “Shares”), and warrants to purchase 268,010 shares of its common stock, to WEDBUSH, Inc. and clients of Wedbush Morgan Securities, Inc. for an aggregate purchase price of $5 million, or $4.66 per Share (the “Per Share Purchase Price”). On June 26, 2006, the Company entered into a follow-on investment agreement with certain directors and members of management. The investment with directors and management was made under substantially the same terms but at a higher price, for the issuance of 57,455 shares of common stock and 14,363 warrants, yielding proceeds of approximately $288,000. The investment with directors and managers was completed subsequent to October 31, 2006. The Company incurred approximately $481,000 in closing costs which were netted against the proceeds received from the sale of shares. The cash received from the shares of stock was used to strengthen the balance sheet and finance seasonal business activities.
Environmental and Contingent Liabilities
The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. In addition to policies and programs designed to comply with environmental laws and regulations, Virco has enacted programs for recycling and resource recovery that have earned repeated commendations, including the 2005 and 2004 California Waste Reduction Awards Program, designation in 2003 as a Charter Member of the WasteWise Hall of Fame, in 2002 as a WasteWise Partner of the Year, and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Despite these significant accomplishments, environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite our significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations change. On these occasions, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
In 2006 and 2005, the Company was self-insured for product liability losses up to $500,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2007, the Company will be self-insured for product liability losses up to $250,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
During the past 10 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2007 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2006 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2007.
New Accounting Pronouncements

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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the Interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and the Company will be required to adopt this Interpretation in the first quarter of 2007. Based on the Company’s evaluation as of January 31, 2007, FIN 48 is not expected to have a material impact.
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
In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires an employer that is a business entity to recognize in its balance sheet the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. This statement is effective for fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1.9 million. The Company will be required to apply the new standard for its 2006 year-end financial statements and recognize on the 2006 balance sheet the funded status of pension and other postretirement benefit plans.
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
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Inflation and Future Change in Prices
Inflation rates had a modest impact on the Company in 2006, and a significant impact on the results of operations for 2005 and 2004. During 2006, raw material prices increased, but the rate of increase and volatility of pricing was substantially more moderate when compared to the prior two years. During 2005 and 2004 the Company faced substantial increases in the cost of raw materials and energy, particularly steel, plastic, and diesel fuel. During the beginning of 2004, Virco incurred significant disruption in the supply of steel in addition to markedly higher prices. Significant purchases of steel by China, including both finished product and raw materials to produce steel, impacted the market for steel. In addition, a fire in one of the largest coal mines in the United States disrupted the supply of domestic steel. During 2004 the cost of steel nearly doubled. In addition to higher steel prices, the Company incurred increases in the prices of raw materials and operating expenses that are impacted by the cost of oil, especially plastics and freight expense. During 2005, the Company again incurred increased commodity prices and supply disruptions, primarily related to petroleum-related fuel and plastics. Steel, which has experienced volatile price increases in recent years remained expensive. Furthermore, one of the Company’s significant suppliers of steel obtained 100% of a key component of their steel processing from the Gulf Coast region. Steel deliveries were disrupted as a result of the hurricanes. The Company uses large quantities of plastic to manufacture certain high-volume components. The Company’s suppliers of plastic are concentrated in the Gulf Coast region. For a period of time during and after the storms, price, availability, and rail car delivery of plastic was adversely impacted.
For 2007, the Company anticipates continued upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy and employee benefits. The price and supply of steel have stabilized compared to 2004 and 2005, but continue to be high. There is continued uncertainty on raw material costs that are affected by the price of oil, especially plastics. Transportation costs are also expected to be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco expects to incur continued pressure on employee benefit costs. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2005 and 2006. A more modest price increase is anticipated for 2007. As a significant portion of Virco’s business is obtained through competitive bids, the

Company is carefully considering the increased material cost in addition to increased transportation costs as part of the bidding process. Total material costs for 2007, as a percentage of sales, could be higher than in 2006, but it is the Company’s intention to raise selling prices enough so that material costs, as a percentage of sales, will be comparable to the prior year. However, no assurance can be given that the Company will experience stable, modest or substantial increases in prices in 2007. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
The Company uses the LIFO method of accounting for the material component of inventory. Under this method, the cost of products sold as reported in the financial statements approximates current cost, and reduces the distortion in reported income due to increasing costs. Depreciation expense represents an allocation of historic acquisition costs and is less than if based on the current cost of productive capacity consumed. In 2006, 2005, 2004, 2003, 2002 and 2001, the Company significantly reduced its expenditures for capital assets, but in the previous three fiscal years (1998, 1999, and 2000) the Company made the significant fixed-asset acquisitions described above. The assets acquired result in higher depreciation charges, but due to technological advances should result in operating cost savings and improved product quality. In addition, some depreciation charges were offset by a reduction in lease expense. The Company is also subject to interest rate risk related to its $15,000,000 of borrowings as of January 31, 2007, and any seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $324,000 for the 12 months ended January 31, 2007. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2007 and 2006, the Company had no derivative instruments.

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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2007.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Virco Mfg. Corporation maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virco Mfg. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Virco Mfg. Corporation maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Virco Mfg. Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria .
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2007 of Virco Mfg. Corporation and our report dated April 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
April 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
As discussed in Notes 1 and 5 to the consolidated financial statements, on February 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R).
Additionally, as discussed in Notes 1 and 4 to the consolidated financial statements, on January 31, 2007, the Company changed its method of accounting for defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
April 12, 2007

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2007	2006
	(In thousands, except share data)
Assets
Current assets
Cash	$1,892	$1,489
Trade accounts receivable (net of allowance for doubtful accounts of $200 in 2006 and 2005)	18,596	17,270
Other receivables	228	377

Inventories
Finished goods, net	11,651	11,070
Work in process, net	19,690	13,796
Raw materials and supplies, net	6,496	6,751

	37,837	31,617

Prepaid expenses and other current assets	1,479	1,493

Total current assets	60,032	52,246

Property, plant and equipment:
Land and land improvements	3,596	3,591
Buildings and building improvements	49,555	49,581
Machinery and equipment	109,730	106,475
Leasehold improvements	1,323	1,289

	164,204	160,936
Less accumulated depreciation and amortization	116,116	109,513

Net property, plant and equipment	48,088	51,423

Goodwill and other intangible assets	2,350	2,350
Less accumulated amortization	39	26

Net goodwill and other intangible assets	2,311	2,324

Other assets	5,846	8,727

Total assets	$116,277	$114,720

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2007	2006
	(In thousands, except share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$2,563	$2,030
Accounts payable	14,463	17,504
Accrued compensation and employee benefits	8,094	6,047
Income tax payable	989	847
Current portion of long-term debt	5,074	5,012
Other accrued liabilities	5,855	5,318

Total current liabilities	37,038	36,758

Non-current liabilities
Accrued self-insurance retention and other	3,962	2,703
Accrued pension expenses	15,949	14,618
Long-term debt, less current portion	10,190	21,541

Total non-current liabilities	30,101	38,862

Deferred tax liabilities	260	—

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,379,506 shares in 2006 and 13,137,288 shares in 2005	143	131
Additional paid-in capital	113,737	108,143
Accumulated deficit	(57,436)	(64,981)
Accumulated comprehensive loss	(7,566)	(4,193)

Total stockholders’ equity	48,878	39,100

Total liabilities and stockholders’ equity	$116,277	$114,720

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31
	2007	2006	2005
	(In thousands, except per share data)
Net sales	$223,107	$214,450	$199,854
Costs of goods sold	144,495	149,785	143,415

Gross profit	78,612	64,665	56,439

Selling, general and administrative expenses	66,828	70,271	68,229
Separation costs	—	742	—
Interest expense, net	3,792	3,258	2,090
Loss on sale of assets, net	1	77	—

Income (loss) before income taxes	7,991	(9,683)	(13,880)
Income expense (tax benefit)	446	(109)	115

Net income (loss)	$7,545	$(9,574)	$(13,995)

Net income (loss) per common share (a)

Basic	$0.56	$(0.73)	$(1.07)
Diluted	$0.55	$(0.73)	$(1.07)

Weighted average shares outstanding

Basic	13,590	13,114	13,112
Diluted	13,611	13,114	13,112

(a) Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

			Additional	Retained			Accumulated
			Paid-in	Earnings	Comprehensive	Treasury	Comprehensive
In thousands, except share data	Shares	Amount	Capital	(Deficit)	Income (Loss)	Stock	Loss	Total

Balance at January 31, 2004	13,095,801	$146	$127,133	$(41,412)	—	$(19,271)	$(4,244)	$62,352

Net loss	—	—	—	(13,995)	$(13,995)	—	—	(13,995)

Minimum pension liability	—	—	—	—	902	—	902	902

Comprehensive loss	—	—	—	—	$(13,093)	—	—	—

Stock issued under option plans	2,563	—	6	—	—	—	—	6
Retirement of treasury stock	—	(15)	(19,256)	—	—	19,271	—	—

Balance at January 31, 2005	13,098,364	131	107,883	(55,407)	—	—	(3,342)	49,265

Net loss	—	—	—	(9,574)	$(9,574)	—	—	(9,574)

Minimum pension liability	—	—	—	—	(851)	—	(851)	(851)

Comprehensive loss	—	—	—	—	$(10,425)	—	—	—
Stock issued under option plans	38,924	—	260	—	—	—	—	260

Balance at January 31, 2006	13,137,288	131	108,143	(64,981)	—	—	(4,193)	39,100

Net income	—	—	—	7,545	$7,545	—	—	7,545

Minimum pension liability	—	—	—	—	(3,373)	—	(3,373)	(3,373)

Comprehensive income	—	—	—	—	$4,172	—	—	—
Stock based payments under stock compensation plans	112,722	—	754	—	—	—	—	754
Stock issued under private placement	1,129,496	12	4,740	—	—	—	—	4,752

Balance at January 31, 2007	14,379,506	$143	$113,737	$(57,436)	—	—	$(7,566)	$48,878

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year ended January 31
	2007	2006	2005
	(In thousands, except share data)
Operating activities
Net income (loss)	$7,545	$(9,574)	$(13,995)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities
Depreciation and amortization	7,199	8,844	9,799
Provision for doubtful accounts	72	(2)	17
Loss on sale of property, plant and equipment	1	77	—
Deferred income taxes	260	—	—

Stock based compensation	754	408	230
Changes in operating assets and liabilities
Trade accounts receivable	(1,399)	(1,271)	1,319
Other receivables	149	(212)	(27)
Inventories	(6,220)	(5,570)	2,424
Income taxes	142	2,126	144
Prepaid expenses and other current assets	14	(153)	622
Accounts payable and accrued liabilities	2,398	5,576	3,134
Other	—	55	11

Net cash provided by operating activities	10,915	304	3,678

Investing activities
Capital expenditures	(3,622)	(3,470)	(2,799)
Proceeds from sale of property, plant and equipment	—	15	9
Net investment in life insurance	(167)	109	442

Net cash used in investing activities	(3,789)	(3,346)	(2,348)

Financing activities
Proceeds from long-term debt	—	3,330	1,862
Repayment of long-term debt	(11,475)	—	(4,065)
Proceeds from issuance of common stock	4,752	9	6

Net cash (used in) provided by financing activities	(6,723)	3,339	(2,197)

Net increase (decrease) in cash	403	297	(867)
Cash at beginning of year	1,489	1,192	2,059

Cash at end of year	$1,892	$1,489	$1,192

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$3,792	$3,258	$2,090
Income tax, net	44	(2,235)	(320)

Non-cash activities
Accrued asset retirement obligations	$626	$583	$540
Assets acquired under capital leases	$186	$—	$—
See accompanying notes

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2007
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 57 years of manufacturing has resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Management Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities – and disclosure of contingent assets and liabilities – at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory; deferred tax assets and liabilities; useful lives of property, plant, and equipment; intangible assets; liabilities under pension, warranty, and environmental claims; and the ultimate collection of accounts receivable. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2006, 2005 and 2004, refer to the years ended January 31, 2007, 2006 and 2005, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less at the date of purchase.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk, customers with inadequate credit are required to provide cash in advance or letters or credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customers exceeded 10% of the Company’s sales for each of the three years in the period ended January 31, 2007. Foreign sales were less than 5% for the period ended January 31, 2007, and each of the prior two fiscal years.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2007 or 2006. Because of the short time between shipment and collection, the net carrying value approximates the fair value for these assets.
Derivatives
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2007 and 2006, the Company had no derivative instruments.
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2007, 2006 and 2005. The Company capitalizes the cost of significant repairs that extend the life of an asset, repairs and maintenance that do not extend the life of an asset are expensed as incurred.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. The net book value of capitalized software, included in machinery and equipment, was $0 and $414,000 at January 31, 2007 and 2006, respectively. Depreciation expense attributable to capitalized software was $414,000 for fiscal year 2006 and $1,352,000 for fiscal years 2005 and 2004.
The Company leases certain computer equipment under a capital lease. The cost, accumulated depreciation, and depreciation expense are included in the property, plant, and equipment accounts. Assets acquired under capital leases totaled approximately $180,000, $0, and $0 in 2006, 2005, and 2004 respectively. Future minimum lease payments under capital leases as of January 31, 2006 are $62,000, $62,000, $59,000 in 2007, 2008, and 2009 respectively.
The Company subleases space at one of our facilities on a month to month basis. Rental income for 2006, 2005, and 2004 was $330,000, $36,000, and $0 respectively.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities are $626,000 and $583,000 at January 31, 2007 and 2006, respectively.

		Accumulated
	Asset	Depreciation	Liability

Beginning balance at January 31, 2006	$540,000	$(108,000)	$(583,000)
Additional obligation	—	—	—
Depreciation expense	—	(108,000)	—
Accretion expense	—	—	(43,000)

Ending balance at January 31, 2007	$540,000	$(216,000)	$(626,000)

Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. The Company has not recorded an impairment of assets at January 31, 2007 or 2006.
Net Income (Loss) Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted loss per share:

In thousands, except per share data	2006	2005	2004

Numerator
Net income (loss)	$7,545	$(9,574)	$(13,995)

Denominator
Weighted-average shares — basic	13,590	13,114	13,112
Common equivalent shares from common stock options and warrants	21	—	—

Weighted-average shares — diluted	13,611	13,114	13,112

Net income (loss) per common share (a)
Basic	$0.56	$(0.73)	$(1.07)
Diluted	0.55	(0.73)	(1.07)

(a) For the period ended January 31, 2006, approximately 253,000 shares of unvested stock awards and incentive stock options were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended January 31, 2005, approximately 225,000 shares of incentive stock options were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized but are subject to annual impairment tests. Impairment tests are prepared in the fourth quarter of each fiscal year. Other intangible assets are amortized on a straight line basis over their useful lives (3-17 years).
Information regarding the Company’s goodwill and other intangible assets are as follows (in thousands):

	2006			2005
		Accumulated			Accumulated
	Gross Amount	Amortization	Net Amount	Gross Amount	Amortization	Net Amount

Goodwill (not amortized)	$2,200	$—	$2,200	$2,200	$—	$2,200
Intangible assets	150	39	111	150	26	124

	$2,350	$39	$2,311	$2,350	$26	$2,324

The Company anticipates that amortization expense will be approximately $13,000 per year for the next five years. The Company does not have amortization expense other than related to intangible assets.
Environmental Costs
The Company is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Normal, recurring expenses related to operating the factories in a manner that meets or exceeds environmental laws and regulations are matched to the cost of producing inventory.
Despite our efforts to comply with existing laws and regulations, compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2007 and 2006, the Company has not capitalized any remediation costs and has not recorded any amortization expense in fiscal years 2006, 2005 and 2004.
Advertising Costs
Advertising costs are expensed in the period in which they occur. Selling, general and administrative expenses include advertising costs of $1,506,000 in 2006, $1,826,000 in 2005 and $2,843,000 in 2004. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2007 and 2006, were $352,000 and $357,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. It generally warranties that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded reserves of $1,750,000 as of January 31, 2007 and $1,500,000 as of January 31, 2006, respectively.

Self-Insurance
In 2006 and 2005, the Company was self-insured for product liability losses up to $500,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 5.75%.
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, which are described more fully in Note 5, “Stock-Based Compensation”. Effective February 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123 (R)”) using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.
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
Revenue Recognition
The Company recognizes all sales when title passes under its various shipping terms and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales tax imposed by various government authorities.
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installation are included in operating expenses. For the years ended January 31, 2007, 2006 and 2005, shipping and installation costs of approximately $22,579,000, $23,745,000 and $22,777,000, respectively, were included in selling, general and administrative expenses.
Accounting for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is determined to be more likely than not that the asset will not be realized.
New Accounting Pronouncements
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the Interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and the Company will be required to adopt this Interpretation in the first quarter of 2007. Based on the Company’s evaluation as of January 31, 2007, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
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

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1.9 million.
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
2. Inventories
The current material cost for inventories exceeded LIFO cost by $7,357,000 and $6,422,000 at January 31, 2007 and 2006, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased income by $75,000, $60,000 and $410,000 in the years ended January 31, 2007, 2006 and 2005, respectively.
Details of inventory amounts, including the material portion of inventory which is valued at LIFO, at January 31, 2006 and 2005, are as follows (in thousands):

	January 31, 2007
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$8,559	$(1,616)	$4,708	$11,651
Work in process	13,974	(3,306)	9,022	19,690
Raw materials and supplies	8,931	(2,435)	—	6,496

Total	$31,464	$(7,357)	$13,730	$37,837

	January 31, 2006
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$8,581	$(1,630)	$4,119	$11,070
Work in process	9,883	(2,594)	6,507	13,796
Raw materials and supplies	8,949	(2,198)	—	6,751

Total	$27,413	$(6,422)	$10,626	$31,617

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2007	2006

Revolving credit line with Wells Fargo Bank (a)	$—	$6,448
Term note with Wells Fargo Bank (a)	15,000	20,000
Other	264	105

	15,264	26,553
Less current portion	5,074	5,012

	$10,190	$21,541

Outstanding stand-by letters of credit	$329	$329

(a) Virco has entered into a revolving credit facility with Wells Fargo Bank, which was amended and restated in March 2007, and which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which is effective March 2007, extended the maturing date from February 15, 2008 to February 15, 2009. The term note is a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (8.25% at January 31, 2007) plus a 0.5% margin.
The amendment extended the maturing date of the revolving line from February 15, 2008 to February 15, 2009 with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $14,604,000 was available for borrowing as of January 31, 2007.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at January 31, 2007. Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2008	$5,074
2009	10,074
2010	69
2011	12
2012	12
Thereafter	23
The Company believes that the carrying value of debt approximates fair value at January 31, 2007 and 2006, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan, the VIP Retirement Plan, and the Non-Employee Directors Retirement Plan. Pension expense and cash contributions for the fiscal years ended January 31, 2007, 2006, and 2005, were substantially less than the prior years as a result of several major events during 2003. Three significant events occurred during the fiscal year ended January 31, 2004. First, approximately 40% of Virco’s employees severed their employment with Virco during the year. The majority of these employees accepted a voluntary severance package. This severance was treated as a plan curtailment. Second, a significant number of employees that severed their employment elected a lump sum benefit. During 2003, the pension trust disbursed approximately $6.3 million to severed employees. These distributions were accounted for as a plan settlement. Finally, effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. The annual measurement dates for the plans is December 31. As a result of these activities, Virco incurred additional pension expense of approximately $1,250,000 related to the plan curtailment, additional pension expense of approximately $1,540,000 related to the plan settlement, and additional pension expense of approximately $40,000 related to the plan freeze. As a result of the plan freeze, the projected benefit obligation decreased by approximately $7,500,000. Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration.
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
When setting its rate of compensation increase assumption, the Company takes into consideration its recent experience with respect to average rates of compensation increase, compensation survey data relative to average compensation increases that other large corporations have awarded, and compensation increases that other large corporations expect to award over the upcoming year. This assumption is somewhat sensitive to inflation and may change from year to year. Effective December 31, 2003, the Company froze future benefit accruals for all three defined benefit plans. As such, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2007 or 2006.
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

The Company maintains a trust and funds the pension obligations for the Virco Mfg. Corporation Employees Pension. The Board of Directors appoints a Retirement Plan Committee that establishes policy for investment and funding strategies. Approximately 75% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Committee has established target asset allocations to its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 85% stock and 15% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance. At December 31, 2006 and 2005, the amount of the plan assets invested in bond or short-term investment funds were 1% and 2%, respectively, and the balance in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP and Non-Employee Director Plans and to maintain the funded status of the Virco Mfg. Corporation Employees Pension at a minimum of 90% of the current liability as determined by the plan actuaries. It is anticipated that the Company will be required to contribute approximately $263,000 to the plan non-qualified during the fiscal year ending January 31, 2008.
Estimated payments from the qualified plan pension trust to plan participants is estimated to be $557,000 during the fiscal year ending January 31, 2008. It is anticipated that the Company may have to contribute approximately $2.3 million to the trust if the Company elects to maintain the 90% funded status. Actual contributions will depend upon investment return on the plan assets.
Payments made under the qualified plan are made from the trust fund. Payments made under the VIP Plan and Non-Employee Directors Plan are made by the Company. Estimated payments under the plans are as follows:

	Qualified		Directors
Plan Year	Plan	VIP Plan	Plan	Total
	(In thousands)

2007	$557	$263	$0	$820
2008	596	247	48	891
2009	664	232	46	942
2010	745	216	43	1,004
2011	855	200	40	1,095
Thereafter	5,796	852	226	6,874
Qualified Pension Plan
The Company and its subsidiaries cover all employees under a non-contributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings. The Company’s general funding policy is to contribute enough to maintain a funded status of at least 90% of the current liability as determined by the Plan actuaries. Minimum pension liability adjustments for the years 2006, 2005 and 2004 were $(1,462,000) , $(851,000), and $902,000, respectively, and are included in comprehensive loss. As a result of implementing SFAS 158, the Company recorded an adjustment to Comprehensive Loss of $1,910,000. At January 31, 2006 and 2005, a full valuation allowance has been recorded against the net deferred tax assets. Accumulated comprehensive loss at January 31, 2007 and 2006 was primarily composed of minimum pension liability adjustments. Assets of the Plan are invested in common trust funds.
The following table sets forth (in thousands) the funded status of the Plan at December 31, 2006 and 2005:

	Pension Benefits
	12/31/2006	12/31/2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$22,284	$21,675
Service cost	165	173
Interest cost	1,382	1,408
Plan participant’s contributions	—	—
Amendments	424	416
FASB 88 events	—	—
Actuarial (gains) losses	3,013	509
Benefits paid	(3,189)	(1,897)

Benefit obligation at end of year	$24,079	$22,284

	Pension Benefits
	12/31/2006	12/31/2005
Change in Plan Assets
Fair value at beginning of year	$14,812	$16,192
Actual return on plan assets	2,288	517
Acquisition	—	—
Company contributions	—	—
Plan participant’s contributions	—	—
Benefits paid	(3,189)	(1,897)

Fair value at end of year	$13,911	$14,812

Funded Status
Funded status of plan	$(10,167)	$(7,472)
Unrecognized net transition amount	—	(52)
Unrecognized net actuarial loss	—	4,246
Unrecognized prior service cost	—	2,849
Accrual of minimum liability	—	—

Accrued benefit cost	(10,167)	(429)

Statements of Financial Position
Prepaid benefit cost	—	—
Accrued benefit liability	(10,167)	(7,472)
Intangible Asset	—	2,849
Accumulate other comprehensive loss	8,459	4,194

Net amount recognized	$(1,708)	$(429)

Items not yet recognized as a component of net periodic pension expense:
Unrecognized net actuarial losses	5,670	N/A
Unamortized prior service costs	2,804	N/A
Net initial asset recognition	(15)	N/A

	8,459	N/A

Supplementary Data
Projected benefit obligation	$24,079	$22,284
Accumulated benefit obligation	24,079	22,284
Fair value of plan assets	13,911	14,812

	12/31/2006	12/31/2005
Components of net cost
Service cost	$165	$173
Interest cost	1,382	1,408
Expected return on plan assets	(896)	(986)
Amortization of transition amount	(37)	(37)
Amortization of prior service cost	469	469
Recognized net actuarial loss	196	163
FASB 88	—	—

Benefit cost	$1,279	$1,190

Additional Information
Increase in minimum liability included in other comprehensive income	$4,266	$851

Estimated Future Benefit Payments
FYE 01-31-2007	$—	$493
FYE 01-31-2008	557	521
FYE 01-31-2009	596	580
FYE 01-31-2010	664	653
FYE 01-31-2011	745	739
FYE 01-31-2012	855	—
FYE 01-31-2013 to 2016	5,796	5,211

Total	$9,213	$8,197

	12/31/2006	12/31/2005
Weighted Average Assumptions
Discount rate	5.75%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5%	5%
	5.00%	5.00%
VIP Retirement Plan
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,488,000 and $2,592,000 at January 31, 2007 and 2006, respectively. These cash surrender values are included in other assets in the consolidated balance sheets.
The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust.
The following table sets forth (in thousands) the funded status of the VIP Plan at December 31, 2006 and 2005:

	Non-Qualified Pension
	12/31/2006	12/31/2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,675	$5,592
Service cost	202	211
Interest cost	360	341
Plan participant’s contributions	—	—
Amendments	(424)	(416)
FASB 88 events	0	0
Actuarial (gains) losses	207	203
Benefits paid	(256)	(256)

Benefit obligation at end of year	$5,764	$5,675

Change in Plan Assets
Fair value at beginning of year	$—	$—
Actual return on plan assets	—	—
Acquisition	—	—
Company contributions	256	256
Plan participant’s contributions	—	—
Benefits paid	(256)	(256)

Fair value at end of year	$—	$—

Funded Status
Funded status of plan	$(5,764)	$(5,675)
Unrecognized net transition amount	—	—
Unrecognized net actuarial loss	—	1,946
Unrecognized prior service cost	—	(2,840)
Accrual of minimum liability		—

Accrued benefit cost	$(5,764)	$(6,569)

Statements of Financial Position
Prepaid benefit cost	$—	$—
Accrued benefit liability	(5,764)	(6,569)
Intangible Asset	—	—
Accumulate other comprehensive loss	—	—

Net amount recognized	$(5,764)	$(6,569)

Items not yet recognized as a component of net periodic pension expense:
Unrecognized net actuarial losses	2,034	N/A
Unamortized prior service costs	(2,729)	N/A
Net initial asset recognition	—	N/A

	(695)	N/A

	Non-Qualified Pension
	12/31/2006	12/31/2005
Supplementary Data
Projected benefit obligation	$5,764	$5,675
Accumulated benefit obligation	5,764	5,675
Fair value of plan assets	—	—

	12/31/2006	12/31/2005
Components of net cost
Service cost	$202	$211
Interest cost	360	341
Expected return on plan assets	—	—
Amortization of transition amount	—	—
Amortization of prior service cost	(535)	(535)
Recognized net actuarial loss	119	134
FASB 88	—	—

Benefit cost	$146	$151

Additional Information
Increase in minimum liability included in other comprehensive income	$(695)	$—

Estimated Future Benefit Payments
FYE 01-31-2007	$—	$248
FYE 01-31-2008	263	243
FYE 01-31-2009	247	226
FYE 01-31-2010	232	211
FYE 01-31-2011	216	194
FYE 01-31-2012	200	—
FYE 01-31-2013 to 2016	852	781

Total	$2,010	$1,903

Weighted Average Assumptions
Discount rate	5.75%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5.00%	5.00%
Non-Employee Directors Retirement Plan
In April 2001, the Board of Directors established a non-qualified plan for non-employee directors of the Company. The plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2007, the plan did not hold any assets.
The following table sets forth (in thousands) the funded status of the Non-Employee Directors Retirement Plan at December 31, 2006 and 2005:

	Non-Qualified Outside
	Directors
	12/31/2006	12/31/2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$419	$391
Service cost	26	23
Interest cost	27	25
Plan participant’s contributions	—	—
Amendments	—	—
FASB 88 events	—	—
Actuarial (gains) losses	(1)	(20)
Benefits paid	—	—

Benefit obligation at end of year	$471	$419

	Non-Qualified Outside
	Directors
	12/31/2006	12/31/2005
Change in Plan Assets
Fair value at beginning of year	$—	$—
Actual return on plan assets	—	—
Acquisition	—	—
Company contributions	—	—
Plan participant’s contributions	—	—
Benefits paid	—	—

Fair value at end of year	$—	$—

Funded Status
Funded status of plan	$(471)	$(419)
Unrecognized net transition amount	—	—
Unrecognized net actuarial loss	—	(225)
Unrecognized prior service cost	—	23
Accrual of minimum liability	—	—

Accrued benefit cost	(471)	(621)

Statements of Financial Position
Prepaid benefit cost	—	—
Accrued benefit liability	$(471)	$(621)
Intangible Asset	—	—
Accumulate other comprehensive loss	—	—

Net amount recognized	$(471)	$(621)

Items not yet recognized as a component of net periodic pension expense:
Unrecognized net actuarial gain	(198)	N/A
Unamortized prior service costs	—	N/A
Net initial asset recognition	—	N/A

	(198)	N/A
Supplementary Data
Projected benefit obligation	471	419
Accumulated benefit obligation	471	419
Fair value of plan assets	—	—

	12/31/2006	12/31/2005
Components of net cost
Service cost	$26	$23
Interest cost	27	26
Expected return on plan assets	—	—
Amortization of transition amount	—	—
Amortization of prior service cost	23	88
Recognized net actuarial loss	(28)	(27)
FASB 88	—	—

Benefit cost	$48	$110

Additional Information
Increase in minimum liability included in other comprehensive income	$(198)	$—

Estimated Future Benefit Payments
FYE 01-31-2007	$—	$—
FYE 01-31-2008	—	48
FYE 01-31-2009	48	45
FYE 01-31-2010	46	42
FYE 01-31-2011	43	39
FYE 01-31-2012	40	—
FYE 01-31-2013 to 2016	225	218

Total	$402	$392

	12/31/2006	12/31/2005
Weighted Average Assumptions
Discount rate	5.75%	6.50%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	5.00%	5.00%
Implementation of SFAS No. 158
The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status its defined benefit plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit plans resulted in a decrease in Shareholders’ Equity of $1.9 million.
The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic pension expense during 2007 are as follows:

	Qualified	VIP	Directors
In thousands	Plan	Plan	Plan

Actuarial (Gain)/loss recognition	$313	$145	$(25)
Prior service cost recognition	505	(499)	0
Net initial obligation/(asset) recognition	(15)	0	0
The incremental effect of applying SFAS on individual lines of the Consolidated Balance Sheet at January 31, 2007 was:

	Before	Effect of	After
	SFAS No. 158	SFAS No. 158	SFAS No. 158
		in thousands
Assets:
Other non-current assets	$2,804	(2,804)	$—

Liabilities:
Accrued pension expenses	$16,842	893	$15,949

Shareholders’ Equity:
Accumulated comprehensive loss	$50,789	(1,911)	$48,878
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 15% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include the Virco stock as one of the investment options. Shares owned by the plan are held by the plan trustee, Security Trust Company. At January 31, 2007 and 2006, the plan held 512,783 shares and 448,933 shares of Virco stock, respectively. For the fiscal years ended January 31, 2007, 2006 and 2005, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $2,946,000 and $2,842,000 at January 31, 2007 and 2006 respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust.
5. Stock Based Compensation and Stockholders Rights
Stock Option Plans
The Company’s two stock plans are the 1997 Employee Incentive Plan (the 1997 Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under the 1993 Plan, the Company may grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options. The 1993 Plan expired in 2003 and had no unexercised options outstanding at January 31, 2007. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees in the form of stock options or awards. As of January 31, 2007, the 1997 Plan had 234,594 unexercised options outstanding and 109,262 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. There was no stock option grant for the fiscal year ended January 31, 2007.
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
Accounting for the Plans
Prior to February 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective February 1,

2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition. The modified prospective method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted during fiscal 2006.. Accordingly, no compensation expense was recorded on the Company’s options during the twelve months ended January 31, 2007. At January 31, 2007, the Company has no unrecognized compensation expense relating to options. The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

	Year ended January 31,
in thousands except per share data	2006	2005

Net loss, as reported	$(9,574)	$(13,995)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(51)	(54)

Net loss, pro forma	$(9,625)	$(14,049)

Basic earnings per share:
Net income loss, as reported	$(0.73)	$(1.07)
Net income loss, pro forma	(0.73)	(1.07)

Diluted earnings per share:
Net income loss, as reported	$(0.73)	$(1.07)
Net income loss, pro forma	(0.73)	(1.07)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life	5 years
Risk-free interest rate	3.6% to 6.26%
Expected volatility	0.26 to 0.42
Expected dividend yield	0.00% to 0.98%
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
A summary of the Company’s stock option activity, and related information for the years ended January 31, are as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	292,571	$11.56	367,888	$11.39	372,381	$11.30
Granted	—	—	14,000	7.20	12,000	6.89
Exercised	—	—	(2,922)	2.91	(2,563)	2.41
Forfeited	(57,977)	7.66	(86,395)	9.28	(13,930)	8.54

Outstanding at end of year	234,594	12.53	292,571	11.56	367,888	11.17

Exercisable at end of year	234,594	12.53	292,571	11.56	336,352	11.39

Weighted-average fair value of options granted during the year		—		2.78		2.86

The data included in the above table have been retroactively adjusted, if applicable, for stock dividends.
Information regarding stock options outstanding as of January 31, 2007, is as follows:

Options Outstanding			Options Exercisable
		Remaining
		Contractual
Price	Number of Shares	Life	Number of Shares	Price
$8.82	12,100	4.55	12,100	$8.82
$11.06	92,965	2.47	92,965	$11.06
$11.65	1,098	2.70	1,098	$11.65
$12.53	58,564	1.70	58,564	$12.53
$12.64	69,867	0.67	69,867	$12.64

$12.53	234,594	1.85	234,594	$12.53

As all options had vested prior to February 1, 2006, there was no effect on the statement of operations or cash flows due to the adoption of FASB Statement No. 123(R).
Restricted Stock Unit Awards
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $353,000 for fiscal year ended January 31, 2007; $367,000 for fiscal year ended January 31, 2006; and $230,000 for fiscal year ended January 31, 2005. As of January 31, 2007, there was approximately $853,000 of unrecognized compensation cost related to non-vested restricted stock unit awards, which is expected to be recognized through June 30, 2009.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vest 100% on July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the twelve months ended January 31, 2007, compensation expense incurred in connection with this award was $343,000. As of January 31, 2007, there was no unrecognized compensation cost related to this award.
On June 20, 2006, the Company granted a total of 17,640 shares of restricted stock, with an estimated fair value of $4.96 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vest 100% on June 19, 2007. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the twelve months ended January 31, 2007, compensation expense incurred in connection with this award was $58,000. As of January 31, 2007, there was approximately $29,000 of unrecognized compensation cost related to non-vested restricted stock unit awards. The cost is expected to be recognized through May 31, 2007. In connection with the grant of these restricted stock units all outstanding, unexercised stock options held by the non-employee directors were cancelled.
As the compensation cost for the restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the statements of operations due to the adoption of FASB Statement No. 123(R). At February 1, 2006, the Company recorded a reclassification of $247,000 from current liabilities to additional paid-in capital.
A summary of the Company’s restricted stock unit awards activity, and related information for the years ended January 31, are as follows:

	2006		2005		2004
		Weighted-average		Weighted-average		Weighted-average
		fair value of		fair value of		fair value of
	Restricted	restricted stock	Restricted	restricted stock	Restricted	restricted stock
	stock units	units	stock units	units	stock units	units
Outstanding at beginning of year	277,881	$6.91	270,000	$6.92	—	$—

Granted	17,640	4.96	73,881	5.21	285,000	6.92

Vested	(142,521)	4.99	(54,000)	6.80	—	—

Forfeited	—	—	(12,000)	6.92	(15,000)	6.92

Outstanding at end of year	153,000	6.91	277,881	6.91	270,000	6.92

Weighted-average fair value of restricted stock units granted during the year		$4.96		$5.21		$6.92
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company’s common stock. Each Right entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights expired on October 25, 2006, have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights.
6. Income Taxes
The provision / (benefit) for the last three years are reconciled to the statutory federal income tax rate using the liability method as follows:

	Year ended January 31,
	2007	2006	2005

Statutory	$2,717	$(3,292)	$(4,719)
State taxes (net of federal tax)	272	(329)	(472)
Change in valuation allowance	(2,432)	3,721	5,219
Other	(111)	(209)	87

	$446	$(109)	$115

Significant components of the (benefit) provision for income taxes (in thousands) attributed to continuing operations are as follows:

	January 31,
	2007	2006	2005

Current
Federal	$220	$—	$—
State	(34)	(109)	115

	186	(109)	115

Deferred
Federal	2,205	(3,502)	(4,466)
State	487	(219)	(753)

	2,692	(3,721)	(5,219)
Valuation allowance	(2,432)	3,721	5,219

	260	—	—

	$446	$(109)	$115

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
	2007	2006

Deferred tax assets
Accrued vacation and sick leave	$979	$926
Retirement plans	6,517	4,953
Insurance reserves	1,060	606
Inventory	858	804
Warranty	655	561
Net operating loss carry forwards	6,872	11,058

	16,941	18,908

Deferred tax liabilities
Tax in excess of book depreciation	(1,407)	(2,062)
Capitalized software development costs	—	(53)
Other	(204)	(153)

	(1,611)	(2,268)

Valuation allowance	(15,591)	(16,640)

Net deferred tax liability	$(260)	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net of certain deferred tax assets will not be realized, and a valuation allowance has been recorded against certain of the net deferred tax assets at January 31, 2007 and January 31, 2006.
At January 31, 2007, the Company has net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward total approximately $32,791,000 at January 31, 2007.
For the fiscal year ended January 31, 2007, the Company benefited from net operating loss carryforwards for both federal and state income taxes, and recognized an income tax expense of $446,000. The income tax expense is primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states. For the fiscal year ended January 31, 2006, the Company incurred and income tax benefit of $109,000 due to an adjustment of deferred tax reserves partially offset by income and franchise taxes as required by various states.
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
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2007, are as follows:

Year ending January 31,
2008	$6,244
2009	4,825
2010	4,184
2011	792
2012	608
Thereafter	0
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2007	$8,019
2006	9,457
2005	9,050
The Company has issued purchase commitments for raw materials at January 31, 2007, of approximately $18.10 million. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in the fiscal year ending January 31, 2009.

8. Contingencies
The Company and other furniture manufacturers are subject to federal, state and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite our significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations change. On these occasions, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. We reserve amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2007 and 2006, the Company had reserves of approximately $100,000 for such environmental contingencies. An estimate of liability in excess of this amount can not be made.
The Company has a self-insured retention for product and general liability losses up to $500,000 per occurrence, workers’ compensation liability losses up to $250,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,835,000 and $1,600,000 at January 31, 2007 and 2006, respectively, based upon the Company’s estimated payout period of four years using a 5.75% discount rate.
Workers’ compensation, automobile, general and product liability claims may be asserted in the future for events not currently known by management. Management does not anticipate that any related settlement, after consideration of the existing reserve for claims incurred and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Estimated payments under self insurance programs are as follows:

Year ending January 31,
2008	$620
2009	620
2010	620
2011	620
2012	610

Total	3,090
Discount to net present value	(255)

Thereafter	$2,835

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
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2007	2006

Beginning balance	$1,500	$1,500
Provision	1,154	900
Costs incurred	(904)	(900)

Ending balance	$1,750	$1,500

10. Other Financing Activities
On June 6, 2006, WEDBUSH, Inc. and Wedbush Morgan Securities, Inc. (together with WEDBUSH, Inc., the “Purchasers”), entered into a stock purchase agreement (the “Agreement”) with the Company. Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire the 268,010 shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a Registration Statement on Form S-3 registering the resale of the Shares on July 6, 2006 and amended that registration statement on August 17, 2006. The Registration Statement became effective on September 18, 2006. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf those of its clients which purchased the securities.
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
The securities sold to the Purchasers and Follow-on Purchasers were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, as a transaction to accredited and sophisticated investors not involving a public offering. The proceeds from the sale of the Shares were used for general corporate purposes, and the proceeds, if any, received from the exercise of the warrant agreements will be used to reduce outstanding indebtedness and for general corporate purposes. At January 31, 2007, the Company incurred $537,000 in closing costs, which were netted against the proceeds received.
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2007 and 2006, are summarized as follows (in thousands, except per share data):

	April 30	July 30	October 31	January 31

Year ended January 31, 2007
Net sales	$34,515	$78,595	$73,678	$36,319
Gross profit	11,494	28,383	27,092	11,643
Net (loss) income	(3,267)	7,832	5,833	(2,853)

Per common share
Net Income
Basic	(0.25)	0.58	0.41	(0.20)
Assuming dilution	(0.25)	0.58	0.41	(0.20)

Year ended January 31, 2006
Net sales	$33,254	$75,906	$70,484	$34,806
Gross profit	9,407	26,504	20,084	8,670
Net (loss) income	(5,683)	6,085	(2,194)	(7,782)

Per common share
Net Income
Basic	(0.43)	0.46	(0.17)	(0.59)
Assuming dilution	(0.43)	0.46	(0.17)	(0.59)

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.
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
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on pages 29 and 30, respectively.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2007, and in Part I of this report under the heading “Executive Officers of the Registrant.”
The Company has adopted a Code of Conduct and Ethics for Directors, Officers and Employees applicable to its directors and officers (including its Chief Executive Officer, Chief Financial Officer, and Corporate Controller). The Company’s Code of Conduct and Ethics is available on the Company’s website at www.virco.com, or will be provided free of charge upon request. The Company intends to disclose waivers under this Code of Ethics, or amendments thereto, that apply to the persons listed above on the Company’s website at www.virco.com or in a report on Form 8-K as required.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2007.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2007.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1.	The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets — January 31, 2007 and 2006.
Consolidated statements of operations — Years ended January 31, 2007, 2006, and 2005.
Consolidated statements of stockholders’ equity — Years ended January 31, 2007, 2006, and 2005.
Consolidated statements of cash flows — Years ended January 31, 2007, 2006, and 2005.
Notes to consolidated financial statements — January 31, 2007.

2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:

VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
(In Thousands)

		Col. C	Col. E
	Col. B	Charged to	Deductions from	Col. F
Col. A	Beginning Balance	Expenses	Reserves	Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2007	$200	$72	$72	$200
January 31, 2006	$225	$—	$25	$200
January 31, 2005	$225	$17	$17	$225

Inventory valuation reserve for the period ended:
January 31, 2007	$1,400	$—	$—	$1,400
January 31, 2006	$1,400	$—	$—	$1,400
January 31, 2005	$1,150	$250	$—	$1,400

Warranty reserve for the period ended:
January 31, 2007	$1,500	$1,154	$904	$1,750
January 31, 2006	$1,500	$900	$900	$1,500
January 31, 2005	$1,751	$1,304	$1,555	$1,500

Product, workers compensation and automobile liability reserves for the period ended:
January 31, 2007	$1,620	$1,215	$—	$2,835
January 31, 2006	$2,400	$—	$780	$1,620
January 31, 2005	$4,297	$—	$1,897	$2,400

Deferred tax valuation allowance for the period ended:
January 31, 2007	$16,640	$—	$1,049	$15,591
January 31, 2006	$12,919	$3,721	$—	$16,640
January 31, 2005	$7,700	$5,219	$—	$12,919
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

VIRCO MFG. CORPORATION
Date: April 13, 2007	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive
Robert A. Virtue	Officer, President and Director (Principal Executive Officer)	April 13, 2007

/s/ Robert E. Dose	Vice President — Finance, Secretary and
Robert E. Dose	Treasurer (Principal Financial Officer)	April 13, 2007

/s/ Bassey Yau	Corporate Controller
Bassey Yau	(Principal Accounting Officer)	April 13, 2007

/s/ Douglas A. Virtue	Director	April 13, 2007
Douglas A. Virtue

/s/ Donald S. Friesz	Director	April 13, 2007
Donald S. Friesz

/s/ Evan M. Gruber	Director	April 13, 2007
Evan M. Gruber

/s/ Robert K. Montgomery	Director	April 13, 2007
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 13, 2007
Albert J. Moyer

/s/ Glen D. Parish	Director	April 13, 2007
Glen D. Parish

/s/ Donald A. Patrick	Director	April 13, 2007
Donald A. Patrick

/s/ James R. Wilburn	Director	April 13, 2007
James R. Wilburn

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2007

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.4	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996.

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2005, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2005).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2005, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association.

10.13	Term Note dated March 26, 2007 between the Company and Wells Fargo Bank, National Association.

10.14	Amendment No. 4 to Amended and Restated Credit Agreement dated as of March 26, 2007, between the Company and Wells Fargo Bank, National Association.

10.15	Stock Purchase Agreement dated June 6, 2006 between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006.

Exhibit
Number	Description
21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.