Form 10-Q
period 2007-04-30
VIRCO MFG CORPORATION
filed 2007-06-08
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q
For Quarter Ended April 30, 2007
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
     Common Stock, $.01 par value – 14,379,506 shares as of May 30, 2007.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — April 30, 2007, January 31, 2007 and April 30, 2006
Condensed consolidated statements of operations — Three months ended April 30, 2007 and 2006
Condensed consolidated statements of cash flows — Three months ended April 30, 2007 and 2006
Notes to condensed consolidated financial statements — April 30, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 6. Exhibits

Exhibit 4.1 – Amendment to Stockholders Rights Plan
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

Exhibit 32.1 – Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 4.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2007	1/31/2007	4/30/2006
	(In thousands, except share data)
Assets

Current assets
Cash	$1,523	$1,892	$752

Trade accounts receivable	14,133	18,796	18,247
Less allowance for doubtful accounts	208	200	234

Net trade accounts receivable	13,925	18,596	18,013

Other receivables	85	228	224

Inventories
Finished goods, net	20,443	11,651	19,641
Work in process, net	25,376	19,690	22,816
Raw materials and supplies, net	7,031	6,496	9,194

	52,850	37,837	51,651

Prepaid expenses and other current assets	1,767	1,479	1,041

Total current assets	70,150	60,032	71,681

Property, plant and equipment:
Land and land improvements	3,596	3,596	3,591
Buildings and building improvements	49,555	49,555	49,581
Machinery and equipment	110,607	109,730	106,981
Leasehold improvements	1,338	1,323	1,302

	165,096	164,204	161,455
Less accumulated depreciation and amortization	117,728	116,116	111,374

Net property, plant and equipment	47,368	48,088	50,081

Goodwill and other intangible assets, net	2,308	2,311	2,323
Other assets	5,846	5,846	8,727

Total assets	$125,672	$116,277	$132,812

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2007	1/31/2007	4/30/2006
	(In thousands, except share data)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$1,664	$2,563	$2,276
Accounts payable	13,414	14,463	23,474
Accrued compensation and employee benefits	5,860	8,094	5,063
Current portion of long-term debt	5,074	5,074	5,012
Other accrued liabilities	6,367	6,844	5,974

Total current liabilities	32,379	37,038	41,799

Non-current liabilities
Accrued self-insurance retention and other	4,911	3,962	3,104
Accrued pension expenses	16,248	15,949	15,024
Long-term debt, less current portion	25,866	10,190	36,511

Total non-current liabilities	47,025	30,101	54,639

Deferred income taxes, net	260	260	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock

Authorized 25,000,000 shares, $.01 par value; issued 14,379,506 shares at 4/30/2007 and 1/31/2007, and 13,137,288 shares at 4/30/2006	143	143	131
Additional paid-in capital	113,847	113,737	108,684
Accumulated deficit	(60,416)	(57,436)	(68,248)
Accumulated comprehensive loss	(7,566)	(7,566)	(4,193)

Total stockholders’ equity	46,008	48,878	36,374

Total liabilities and stockholders’ equity	$125,672	$116,277	$132,812

     See Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	4/30/2007	4/30/2006
	(In thousands, except share data)
Net sales	$31,122	$34,515
Costs of goods sold	19,572	23,021

Gross profit	11,550	11,494

Selling, general and administrative expenses and other	13,986	13,875
Interest expense	544	886

Loss before income taxes	(2,980)	(3,267)

Provision for income taxes	—	—

Net loss	$(2,980)	$(3,267)

Net loss per common share
Basic	$(0.21)	$(0.25)

Weighted average shares outstanding
Basic	14,380	13,137
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2007	4/30/2006
	(In thousands)
Operating activities

Net loss	$(2,980)	$(3,267)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,730	1,861
Provision for doubtful accounts	8	25
Gain on sale of property, plant and equipment	(17)	—
Stock based compensation	110	294

Changes in operating assets and liabilities
Trade accounts receivable	4,663	(768)
Other receivables	143	153
Inventories	(15,013)	(20,034)
Income taxes	2	10
Prepaid expenses and other current assets	(288)	452
Accounts payable and accrued liabilities	(3,423)	6,086

Net cash used in operating activities	(15,065)	(15,188)

Investing activities
Capital expenditures	(997)	(519)
Proceeds from sale of property, plant and equipment	17	—

Net cash used in investing activities	(980)	(519)

Financing activities
Issuance of long-term debt	15,694	14,970
Repayment of long-term debt	(18)	—

Net cash provided by financing activities	15,676	14,970

Net decrease in cash	(369)	(737)
Cash at beginning of year	1,892	1,489

Cash at end of year	$1,523	$752

Supplemental disclosures of cash flow information

Non-cash activities
Deferred compensation	$—	$247
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007.
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
Note 3. New Accounting Standards
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate any material impact to its financial statements from the adoption of this standard.
In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This statement is effective for years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions”, applies to endorsement split-dollar life insurance arrangements. The Company estimates that adoption of this statement will increase the Company’s recorded liabilities by approximately $2,000,000 with no impact to the statement of operations or cash flows of the Company . The Company has purchased life insurance policies that are designed to pay a death benefit that is greater than the promised retirement benefit.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007. The Company does not anticipate any material impact to its financial statements from the adoption of this standard.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2007 reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2007 and 2006, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended April 30, 2007 and 2006. LIFO reserves at April 30, 2007, January 31, 2007 and April 30, 2006 were $7,357,000, $7,357,000 and $6,423,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended and restated in March and April 2007, and which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which is effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note is a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (8.25% at April 30, 2007) plus a 0.5% margin.
The amendment extended the maturity date of the revolving line from February 15, 2008 to February 15, 2009 with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $25,691,000 was available for borrowing as of April 30, 2007.
The credit facility with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2007.
Note 6. Income Taxes
On February 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of February 1, 2007, the Company had approximately $760,000 of unrecognized tax benefits. At April 30, 2007, the Company had approximately $760,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized. The Company estimates that no unrecognized tax benefits will decrease in the next twelve months due to the expiration of statute of limitations and completion of audits in progress. The Company records interest and penalties on uncertain tax positions to income tax expense. As of February 1, 2007 and April 30, 2007, the Company has accrued $164,000 of interest and $134,000 of penalties related to uncertain tax positions. The tax years 2004 to 2006 remain open to examination by the IRS for federal income taxes. The tax years 2003 to 2006 remain open for major state taxing jurisdictions. The Company is not being audited by a major taxing jurisdiction at April 30, 2007.

At January 31, 2007, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2027 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward total approximately $32,791,000 at January 31, 2007. Net operating losses carried forward will be utilized to offset taxable income realized for the three months ended April 30, 2007.
Note 7. Net Income / (Loss) per Share

	Three Months Ended
	4/30/2007	4/30/2006
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(2,980)	$(3,267)

Denominators:	14,380	13,137
Denominator for basic net loss per share weighted-average common shares outstanding
Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,380	13,137

Net loss per share — basic	$(0.21)	$(0.25)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2007 and 2006, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2007 and 2006, was 148,000 and 68,000, respectively.
Note 8. Stock Based Compensation
The Company’s two stock plans are the 1997 Employee Incentive Plan (the 1997 Plan) and the 1993 Employee Incentive Stock Plan (the 1993 Plan). Under the 1993 Plan, the Company was permitted to grant an aggregate of 707,384 shares (as adjusted for stock splits and stock dividends) to its employees and directors in the form of stock options. The 1993 Plan expired in 2003 and had no unexercised options outstanding at April 30, 2007. Under the 1997 Plan, the Company may grant an aggregate of 724,729 shares (as adjusted for stock splits and stock dividends) to its employees and directors in the form of stock options or awards. As of April 30, 2007, the 1997 Plan had 234,594 unexercised options outstanding and 109,262 shares remain available for future grant. Options granted under the plans have an exercise price equal to the market price at the date of grant, have a maximum term of 10 years and generally become exercisable ratably over a five-year period. The Company did not grant any stock based compensation during the three months ended April 30, 2007.
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
Accounting for the Plans
Effective February 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. The modified prospective-transition method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted since the adoption of FASB Statement No. 123(R). Accordingly, no compensation expense was recorded on the Company’s options during the three months ended April 30, 2007 or April 30, 2006.

Restricted Stock Unit Awards
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award for the three months ended April 30, 2007 and 2006 was $110,000 and $88,000, respectively. As of April 30, 2007, there was approximately $772,000 of unrecognized compensation cost related to non-vested restricted stock unit awards. Unrecognized compensation cost is expected to be recognized through June 2009.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Participants vest their interest in notional stock units ratably over the vesting period, with such units being 100% vested at July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the quarter ended April 30, 2006, compensation expense incurred in connection with this award was $206,000. As of April 30, 2007, there was no unrecognized compensation cost related to these Awards.
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
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (“the Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On April 30, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extends the term of the Rights issued under the Rights Agreement to October 25, 2016, removes the dead-hand provisions from the Rights Agreement, and formally replaces the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended April 30, 2007 and 2006 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at April 30, 2007 and 2006 and January 31, 2007 is composed of minimum pension liability adjustments.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K for the period ended January 31, 2007, benefit accruals under this plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Plan. As more fully described in the Form 10-K for the period ended January 31, 2007, benefit accruals under this plan were frozen effective December 31, 2003.

The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K for the period ended January 31, 2007, benefit accruals under this plan were frozen effective December 31, 2003.
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2007 and 2006 were as follows (in thousands):

			Three Months Ended April 30,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2007	2006	2007	2006	2007	2006
Service cost	$41	$43	$50	$53	$6	$6
Interest cost	345	352	90	85	7	6
Expected return on plan assets	(224)	(246)	—	—	—	—
Amortization of transition amount	(9)	(9)	—	—	—	—
Amortization of prior service cost	117	117	(134)	(134)	6	22
Recognized net actuarial (Gain) or loss	49	41	30	34	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$319	$298	$36	$38	$12	$27

Note 11. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The majority of the Company’s products sold through January 31, 2005, carry a five-year warranty. Effective February 1, 2005, the Company extended its standard warranty period to 10 years. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included in accrued liabilities in the accompanying consolidated balance sheet.
The following is a summary of the Company’s warranty claim activity for the three month periods each ended April 30, 2007 and 2006 (in thousands):

	April 30,
	2007	2006
Beginning balance	$1,750	$1,500
Provision	345	206
Costs incurred	(245)	(206)
Ending balance	$1,850	$1,500

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the first quarter of 2007, the Company incurred a net loss of $2,980,000 on sales of $31,122,000 compared to a net loss of $3,267,000 on sales of $34,515,000 in the same period last year.
Sales for the first quarter ended April 30, 2007 decreased by $3,393,000, a 9.8% decrease, compared to the same period last year. Incoming orders for the same period were flat compared to the prior year. Backlog at April 30, 2007 increased by approximately 18% compared to the prior year.
Gross margin as a percentage of sales increased to 37.1% in 2007 compared to 33.3% in the prior year. Gross margin dollars were comparable to the prior year despite a $3,393,000 reduction in sales volume. The improvement in margin was attributable to a price increase of approximately 7%, increased sales including service related expenses such as installation, and relatively stable material costs.
Selling, general and administrative expense for the quarter ended April 30, 2007 increased by approximately $111,000 compared to the same period last year, and increased as a percentage of sales by 4.7%. The increase as a percentage of sales was primarily attributable to the reduction in first quarter sales and to a larger percentage of sales including service related expenses such as installation.
Interest expense decreased by approximately $342,000 compared to the same period last year. The decrease is due to reduced interest rates in addition to lower loan balances.
Financial Condition
As a result of seasonally lower shipments in the first quarter compared to the fourth quarter and the first quarter last year, accounts and notes receivable were reduced at April 30, 2007 compared to January 31, 2007 and April 30, 2006. The Company traditionally builds large quantities of inventory during the first quarter in anticipation of seasonally high summer shipments. For the current quarter, the Company increased inventory by approximately $15,000,000 compared to January 31, 2007. This increase in inventory was slightly less than the increase in the first quarter in the prior year. The increase in inventory during the first quarter was financed through the credit facility with Wells Fargo Bank.
At April 30, 2007 compared to April 30, 2006, accounts payable decreased by approximately $10,000,000 and borrowings under the line of credit decreased by more than $10,000,000. The cumulative impact of a prior year private placement to raise nearly $5,000,000 of capital, net income of nearly $8,000,000 during the rolling 12 months ending April 30, 2007, and depreciation in excess of capital expenditures have improved the financial strength of the Company.
The Company has established a goal of limiting capital spending to less than $5,000,000 for 2007, which is approximately two-thirds of anticipated depreciation expense. Capital spending for the quarter ended April 30, 2007, was $997,000 compared to $519,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the first quarter ended April 30, 2007 was $15,065,000 compared to $15,188,000 for the same period last year, but the composition of the operating cash flows varied significantly. For the first quarter of 2007, the Company used approximately $10,000,000 less for seasonal changes in trade receivables and inventory. During the same period the Company generated approximately $10,000,000 less from changes in accounts payable.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $25,691,000 was available for borrowing as of April 30, 2007.

Off Balance Sheet Arrangements
During the first quarter, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended January 31, 2007.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K for fiscal year ended January 31, 2007.
Forward-Looking Statements
From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended and restated in March 2007, and which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which is effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note is a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (8.25% at April 30, 2007) plus a 0.5% margin.
The amendment extended the maturity date of the revolving line from February 15, 2008 to February 15, 2009 with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $25,691,000 was available for borrowing as of April 30, 2007.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that, subject to the limitations noted in this Part I, Item 4, Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from risk factors as disclosed in the Form 10-K for the period ended January 31, 2007.
Item 6. Exhibits
Exhibit 4.1 – Amendment dated as of April 30, 2007 by and between the Company and Mellow Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996.
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

VIRCO MFG. CORPORATION

Date: June 8, 2007	By:	/s/ Robert E. Dose

Robert E. Dose
Vice President – Finance