Form 10-Q
period 2007-07-31
VIRCO MFG CORPORATION
filed 2007-09-07
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q
For Quarter Ended July 31, 2007
Commission File Number 1-8777
VIRCO MFG. CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA (Address of principal executive offices)	90501 (Zip Code)
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
     Common Stock, $.01 par value – 14,428,667 shares as of August 31, 2007.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — July 31, 2007, January 31, 2007 and July 31, 2006
Condensed consolidated statements of income — Three months ended July 31, 2007 and 2006
Condensed consolidated statements of income — Six months ended July 31, 2007 and 2006
Condensed consolidated statements of cash flows — Six months ended July 31, 2007 and 2006
Notes to condensed consolidated financial statements — July 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1A. Risk Factors

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
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2007	1/31/2007	7/31/2006
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$2,048	$1,892	$3,054

Trade accounts receivable	51,493	18,796	48,396
Less allowance for doubtful accounts	233	200	234

Net trade accounts receivable	51,260	18,596	48,162

Other receivables	409	228	100

Inventories:
Finished goods, net	21,028	11,651	18,105
Work in process, net	12,250	19,690	9,918
Raw materials and supplies, net	7,136	6,496	9,329

	40,414	37,837	37,352

Prepaid expenses and other current assets	1,245	1,479	992

Total current assets	95,376	60,032	89,660

Property, plant and equipment:
Land and land improvements	3,596	3,596	3,596
Buildings and building improvements	49,555	49,555	49,514
Machinery and equipment	111,596	109,730	108,263
Leasehold improvements	1,467	1,323	1,289

	166,214	164,204	162,662
Less accumulated depreciation and amortization	119,397	116,116	112,975

Net property, plant and equipment	46,817	48,088	49,687

Goodwill and other intangible assets, net	2,304	2,311	2,317
Other assets	5,846	5,846	8,728

Total assets	$150,343	$116,277	$150,392

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2007	1/31/2007	7/31/2006
	(In thousands, except share and per share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,893	$2,563	$3,200
Accounts payable	14,850	14,463	16,882
Accrued compensation and employee benefits	7,945	8,094	5,194
Current portion of long-term debt	10,890	5,074	19,644
Other accrued liabilities	9,296	6,844	7,440

Total current liabilities	45,874	37,038	52,360

Non-current liabilities
Accrued self-insurance retention and other	4,708	3,962	3,387
Accrued pension expenses	16,686	15,949	15,433
Long-term debt, less current portion	25,153	10,190	30,000

Total non-current liabilities	46,547	30,101	48,820

Deferred income taxes	260	260

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,428,662 shares at 7/31/2007, 14,379,506 shares at 1/31/2007; and 14,322,051 shares at 7/31/2006	144	143	144
Additional paid-in capital	113,890	113,737	113,677
Retained deficit	(48,806)	(57,436)	(60,416)
Accumulated comprehensive loss	(7,566)	(7,566)	(4,193)

Total stockholders’ equity	57,662	48,878	49,212

Total liabilities and stockholders’ equity	$150,343	$116,277	$150,392

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	7/31/2007	7/31/2006
	(In thousands, except per share data)
Net sales	$88,931	$78,595
Costs of goods sold	55,216	50,212

Gross profit	33,715	28,383

Selling, general and administrative expenses	20,825	19,134
Interest expense	900	1,297

Income before income taxes	11,990	7,952
Provision for income taxes	380	120

Net income	$11,610	$7,832

Net income per common share
Basic	$0.81	$0.58
Diluted	$0.80	$0.58

Weighted average shares outstanding
Basic	14,398	13,494
Diluted	14,430	13,529
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Six months ended
	7/31/2007	7/31/2006
	(In thousands, except per share data)
Net sales	$120,053	$113,110
Costs of goods sold	74,788	73,233

Gross profit	45,265	39,877

Selling, general and administrative expenses	34,811	33,009
Interest expense	1,444	2,183

Income before income taxes	9,010	4,685

Provision for income taxes	380	120

Net income	$8,630	$4,565

Net income per common share
Basic	$0.60	$0.34
Diluted	$0.60	$0.34

Weighted average shares outstanding
Basic	14,384	13,318
Diluted	14,500	13,353

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2007	7/31/2006
	(In thousands)
Operating activities

Net income	$8,630	$4,565
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,414	3,731
Provision for doubtful accounts	8	25
Loss (gain) on sale of property, plant and equipment	(17)	1
Stock based compensation	249	600

Changes in operating assets and liabilities
Trade accounts receivable	(32,672)	(30,917)
Other receivables	(181)	277
Inventories	(2,577)	(5,735)
Income taxes	366	102
Prepaid expenses and other current assets	234	501
Accounts payable and accrued liabilities	4,020	2,357

Net cash used in operating activities	(18,526)	(24,493)

Investing activities
Capital expenditures	(2,114)	(1,967)
Proceeds from sale of property, plant and equipment	17	0

Net cash used in investing activities	(2,097)	(1,967)

Financing activities
Proceeds from long-term debt	20,816	23,184
Repayment of long-term debt	(37)	(6)
Proceeds from issuance of common stock	0	4,847

Net cash provided by financing activities	20,779	28,025

Net increase in cash	156	1,565
Cash at beginning of period	1,892	1,489

Cash at end of period	$2,048	$3,054

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 2007
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007.
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
In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This statement is effective for years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions”, applies to endorsement split-dollar life insurance arrangements. The Company estimates that adoption of this statement will increase the Company’s recorded liabilities by approximately $2,000,000 with no impact to the statement of operations or cash flows of the Company. The Company has purchased life insurance policies that are designed to pay a death benefit that is greater than the promised retirement benefit.
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
Note 4. Inventories
Fiscal year end financial statements at January 31, 2007 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2007 and 2006, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended July 31, 2007 and 2006. LIFO reserves at July 31, 2007, January 31, 2007 and July 31, 2006 were $7,357,000, $7,357,000 and $6,423,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended in March and April 2007, and which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which became effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note is a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (8.25% at July 31, 2007) plus a 0.5% margin.
Interest under the credit facility is payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $32,488,000 was available for borrowing as of July 31, 2007.
The credit facility with Wells Fargo Bank is subject to various financial covenants including minimum revenues and required levels of EBITDA. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at July 31, 2007.
Note 6. Income Taxes
On February 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of February 1, 2007, the Company had approximately $760,000 of unrecognized tax benefits. At July 31, 2007, the Company had approximately $760,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized. The Company estimates that no unrecognized tax benefits will decrease in the next twelve months due to the expiration of statute of limitations or completion of audits in progress. The Company records interest and penalties on uncertain tax positions to income tax expense. As of February 1, 2007 and July 31, 2007, the Company has accrued $164,000 of interest and $134,000 of penalties related to uncertain tax positions. The tax years 2004 to 2006 remain open to examination by the IRS for federal income taxes. The tax years 2003 to 2006 remain open for major state taxing jurisdictions. The Company is not being audited by a major taxing jurisdiction at July 31, 2007.
At January 31, 2007, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2027 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward total approximately $32,791,000 at January 31, 2007. Net operating losses carried forward will be utilized to offset taxable income realized for the six months ended July 31, 2007.
As disclosed in Footnote 6 in the Form 10K for the period ended January 31, 2007, the Company has recorded a valuation allowance against the Company’s net deferred tax asset. The Company reviews the required valuation allowance on a quarterly basis. If the recent positive trend in operating results continue into the second half of 2007, the Company anticipates that there may be a favorable adjustment in the valuation allowance that may be recorded prior to January 31, 2008. The adjustment would have no impact on cash, but would increase the recorded net deferred tax asset with a corresponding income tax benefit. The estimated amount of valuation allowance subject to this adjustment is approximately $8 million, net of operating losses utilized during 2007.
Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2007	7/31/2006	7/31/2007	7/31/2006
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$11,610	$7,832	$8,630	$4,565

Average shares outstanding	14,398	13,494	14,384	13,318
Net effect of dilutive stock options based on the treasury stock method using average market price	32	35	116	35

Totals	14,430	13,529	14,500	13,353

Net income per share — basic	$0.81	$0.58	$0.60	$0.34
Net income per share — diluted	$0.80	$0.58	$0.60	$0.34

Note 8. Stock Based Compensation
The Company’s two stock plans are the 2007 Employee Incentive Plan (the 2007 Plan) and the 1997 Employee Incentive Stock Plan (the 1997 Plan). Under the 2007 Plan, the Company is permitted to grant an aggregate of 1,000,000 shares to its employees and directors in the form of stock options or awards. As of July 31, 2007, 12,887 stock awards, 262,500 stock units have been issued under the 2007 Plan and 724,613 shares remain available for future grant. The Company’s 1997 Plan expired in 2007 and had 234,594 unexercised options. Stock options granted under the plans have an exercise price equal to the market price at the date of grant and have a maximum term of 10 years.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. While the Company does not have a formal written policy detailing such issuance, it requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.
Accounting for the Plans
Effective February 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. The modified prospective-transition method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted since the adoption of FASB Statement No. 123(R). Accordingly, no compensation expense was recorded on the Company’s options during the three or six months ended July 31, 2007 or July 31, 2006.
The Company has granted restricted stock and restricted stock units to members of management and non-management directors. Compensation expense is recognized based on the estimated fair value of restricted stock units at the date of grant and amortized over the vesting period.
As the compensation cost for restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the statements of operations, due to the adoption of FASB Statement No. 123(R). At February 1, 2006, the Company recorded a transitional reclassification of $247,000 from current liabilities to additional paid-in capital.
Restricted Stock Unit Awards
On June 19, 2007, the Company granted a total of 262,500 restricted stock units, with an estimated fair value of $6.79 per unit and exercise price of $0.01 per unit, to eligible employees under the 2007 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date.
On June 19, 2007, the Company granted 12,887 shares of restricted stock, with an estimated fair value of $6.79 per share and exercise price of $0.01 per share, to non-employee directors under the 2007 Plan. Interests in such restricted stocks vest 100% at June 18, 2008.
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interest in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date.
On June 20, 2006, the Company granted 17,640 shares of restricted stock, with an estimated fair value of $4.96 per share and exercise price of $0.01 per share, to non-employee directors under the 1997 Plan. Interests in such restricted stocks vested 100% on June 19, 2007.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Participants vest their interest in notional stock units ratably over the vesting period, with such units being 100% vested at July 5, 2006.

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2007	7/31/2006	7/31/2007	7/31/2006	7/31/2007

2007 Incentive Stock Plan

262,500 Restricted Stock Units issued 6/19/2007, vesting over 5 years	$58,000	—	$58,000	—	$1,722,000

12,887 Grants of Restricted Stock issued 6/19/2007, vesting over 1 year	15,000	—	15,000	—	73,000

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2007	7/31/2006	7/31/2007	7/31/2006	7/31/2007

1997 Incentive Stock Plan

270,000 Restricted Stock Units issued 6/30/2004, vesting over 5 years	59,000	88,000	147,000	176,000	706,000

17,640 Grants of Restricted Stock issued 6/19/2007, vesting over 1 year	8,000	15,000	29,000	15,000	—

73,881 Restricted Stock Units issued 1/13/2006, vesting over 5 months	—	137,000	—	342,000	—

Totals for the period	$140,000	$240,000	$249,000	$533,000	$2,501,000

 Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (“the Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
Note 9. Comprehensive Income
Comprehensive income for the three months ended July 31, 2007 and 2006 was the same as net income reported on the statements of operations. Accumulated comprehensive income (loss) at July 31, 2007 and 2006 and January 31, 2007 is composed of minimum pension liability adjustments.
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
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months each ended July 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Retirement Plan		Non-Employee Directors Retirement
					Plan
	2007	2006	2007	2006	2007	2006

Service cost	$41	$43	$50	$53	$6	$6
Interest cost	345	352	90	85	7	6
Expected return on plan assets	(224)	(246)	—	—	—	—
Amortization of transition amount	(9)	(9)	—	—	—	—
Amortization of prior service cost	117	117	(134)	(134)	6	22
Recognized net actuarial (Gain) or loss	49	41	30	34	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$319	$298	$36	$38	$12	$27

	Six Months Ended
	Pension Plan		VIP Retirement Plan		Non-Employee Directors Retirement
					Plan
	2007	2006	2007	2006	2007	2006

Service cost	$82	$86	$100	$106	$12	$12
Interest cost	690	704	180	170	14	12
Expected return on plan assets	(448)	(492)	—	—	—	—
Amortization of transition amount	(18)	(18)	—	—	—	—
Amortization of prior service cost	234	234	(268)	(268)	12	44
Recognized net actuarial (Gain) or loss	98	82	60	68	(14)	(14)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$638	$596	$72	$76	$24	$54

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
The following is a summary of the Company’s warranty claim activity for the three month and six month periods each ended July 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2007	7/31/2006	7/31/2007	7/31/2006
		(In thousands)
Beginning Accrued Warranty Balance	$1,850	$1,500	$1,750	$1,500
Provision	191	196	536	402
Costs Incurred	(241)	(196)	(486)	(402)

Ending Accrued Warranty Balance	$1,800	$1,500	$1,800	$1,500

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
The results for the first six months reflect the success of the Company’s Equipment for Educators integrated market development program, an increase in the seasonal nature of education furniture and equipment sales, and an improvement in the Company’s ability to service the seasonal peak. The Company’s ability to service the seasonal peak sales has benefited from increased financial strength, which allows the Company to build inventory earlier in the year utilizing longer efficient production runs and new products that have been designed to take advantage of the assemble-to-ship (ATS) production and distribution model
For the second quarter of 2007, the Company earned a pre-tax profit of $11,990,000 on sales of $88,931,000 compared to a pre-tax profit of $7,952,000 on sales of $78,595,000 in the same period last year.
Sales for the second quarter ended July 31, 2007 increased by $10,336,000, a 13.2% increase, compared to the same period last year. Incoming orders for the same period increased by approximately 10.3% compared to the prior year. Backlog at July 31, 2007 increased by approximately 10% compared to the prior year. Gross margin as a percentage of sales increased to 37.9% in 2007 compared to 36.1% in the prior year. The improvement in margin was attributable to increased prices, efficient levels of production, increased sales including service related charges such as installation, and relatively stable material costs.
Selling, general and administrative expense for the quarter ended July 31, 2007 increased by approximately $1,691,000 compared to the same period last year, but decreased as a percentage of sales by nearly 1%. The increase in spending was attributable to increased service related costs and increased variable compensation costs. The decrease as a percentage of sales was attributable to the second quarter sales increasing at a greater rate than spending.
Interest expense decreased by approximately $397,000 compared to the same period last year. The decrease is due to reduced interest rates in addition to lower loan balances.
For the six months ended July 31, 2007 the Company earned a pre-tax profit of $9,010,000 on sales of $120,053,000 compared to a pre-tax profit of $4,685,000 on sales of $113,110,000 in the same period last year.
Sales for the first six months increased by $6,943,000, or 6.1%, compared to the same period last year. The increase was attributable to increased prices of approximately 5% and increased volume of slightly more than 1%. Incoming orders for the same period increased by approximately 7.2%. Gross margin as a percentage of sales increased to 37.7% compared to 35.3% in the same period last year. The improvement in margin was attributable to increased prices, efficient levels of production, increased sales including service related charges such as installation, and relatively stable material costs.
Selling, general and administrative expense for the six months ended July 31, 2007 increased by approximately $1,802,000 compared to the same period last year, but were comparable as a percentage of sales. The increase in spending was attributable to increased service related costs and increased variable compensation costs.
Interest expense decreased by approximately $739,000 compared to the same period last year. The decrease is due to reduced interest rates in addition to lower loan balances.
As disclosed in Footnote 6 in the Form 10K for the period ended January 31, 2007, the Company has recorded a valuation allowance against the Company’s net deferred tax asset. The Company reviews the required valuation allowance on a quarterly basis. If the positive trend in operating results for the second quarter ended July 31, 2007 continues through the third quarter ending October 31, 2007 and fourth quarter ending January 31, 2008, the Company anticipates that there may be a favorable adjustment in the required valuation allowance that would be recorded in the quarter ending October 31, 2007 or quarter ending January 31, 2008. The adjustment would be non-cash, and result in recording an increase in net deferred tax asset with a corresponding offset to income tax benefit. The amount of valuation allowance subject to the quarterly review process, adjusting for net operating losses utilized, is approximately $8 million.
Financial Condition
As a result of seasonally high shipments in the second quarter, accounts and notes receivable increased by approximately $33 million at July 31, 2007 compared to January 31, 2007. Receivables increased at July 31, 2007 compared to July 31, 2006 due to the increase in second quarter sales compared to the prior year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At July 31, 2007, inventories are slightly higher than the prior year. This increase is proportional to the increased order backlog at July 31, 2007 compared to the prior year. The increase in receivables and inventory during the first six months was financed through the credit facility with Wells Fargo Bank.
At July 31, 2007 compared to July 31, 2006, borrowings under the line of credit decreased by more than $13,600,000. The impact of net income of more than $11,600,000 during the rolling 12 months ending July 31, 2007, and depreciation in excess of capital expenditures have improved the financial strength of the Company.
The Company has established a goal of limiting capital spending to less than $5,000,000 for 2007, which is approximately two-thirds of anticipated depreciation expense. Capital spending for the six months ended July 31, 2007, was $2,114,000 compared to $1,967,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow. Approximately $32,488,000 was available for borrowing as of July 31, 2007.
Net cash used in operating activities for the six months ended July 31, 2007 was $18,526,000 compared to $24,493,000 for the same period last year. The improvement in cash used in operations for the first six months was attributable to increased profitability, reduced increase in inventory, offset slightly by an increase in receivables compared to the prior year. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
Off Balance Sheet Arrangements
During the first six months, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended January 31, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended and restated in March 2007, and which provides a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which became effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note is a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (8.25% at July 31, 2007) plus a 0.5% margin.
Interest under the credit facility is payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus a fluctuating margin similar to the term note. The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. Approximately $32,488,000 was available for borrowing as of July 31, 2007.
The revolving credit facility with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at July 31, 2007.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Principal Financial Officer concluded that, subject to the limitations noted in this Part I, Item 4, Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in risk factors as disclosed in the Form 10-K for the period ended January 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 19, 2007.
Election of three directors whose terms expire in 2010.

	Votes For	Authority Withheld

Douglas A. Virtue	12,347,103	159,040
Thomas J. Schulte	12,375,047	103,127
Albert J. Moyer	11,700,800	1,451,646
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2007 was approved; 12,458,858 shares were voted for the proposal, 9,795 shares were voted against it and 9,522 shares abstained.
The 2007 Virco Mfg. Corporation Incentive Stock Plan was approved; 8,167,540 shares were voted for the proposal, 2,309,069 shares were voted against it and 185,903 shares abstained.
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

VIRCO MFG. CORPORATION
Date: September 7, 2007	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President – Finance