Form 10-Q
period 2007-10-31
VIRCO MFG CORPORATION
filed 2007-12-07
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934
FORM 10-Q
For Quarter Ended October 31, 2007
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
Common Stock, $.01 par value — 14,428,667 shares as of November 30, 2007.

VIRCO MFG. CORPORATION
INDEX

Part I.	Financial Information

Item 1.	Financial Statements
Condensed consolidated balance sheets — October 31, 2007, January 31, 2007 and October 31, 2006
Condensed consolidated statements of income — Three months ended October 31, 2007 and 2006
Condensed consolidated statements of income — Nine months ended October 31, 2007 and 2006
Condensed consolidated statements of cash flows — Nine months ended October 31, 2007 and 2006
Notes to condensed consolidated financial statements — October 31, 2007

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

Exhibit 32.1 — Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2007	1/31/2007	10/31/2006
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)

Assets

Current assets:
Cash	$4,382	$1,892	$2,158

Trade accounts receivable	24,032	18,796	28,994
Less allowance for doubtful accounts	209	200	234

Net trade accounts receivable	23,823	18,596	28,760

Other receivables	102	228	160

Inventories:
Finished goods, net	10,063	11,651	7,786
Work in process, net	11,881	19,690	10,257
Raw materials and supplies, net	6,801	6,496	7,118

	28,745	37,837	25,161

Deferred tax assets, net	3,809	—	—
Prepaid expenses and other current assets	1,034	1,479	802

Total current assets	61,895	60,032	57,041

Property, plant and equipment:
Land and land improvements	3,596	3,596	3,596
Buildings and building improvements	49,555	49,555	49,555
Machinery and equipment	112,917	109,730	108,385
Leasehold improvements	1,475	1,323	1,323

	167,543	164,204	162,859
Less accumulated depreciation and amortization	121,004	116,116	114,417

Net property, plant and equipment	46,539	48,088	48,442

Goodwill and other intangible assets, net	2,301	2,311	2,314
Deferred tax assets, net	6,612	—	—
Other assets	6,046	5,846	8,728

Total assets	$123,393	$116,277	$116,525

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2007	1/31/2007	10/31/2006
	(In thousands, except share and per share data)
	Unaudited (Note 1)		Unaudited (Note 1)

Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,662	$2,563	$2,222
Accounts payable	11,205	14,463	11,856
Accrued compensation and employee benefits	8,796	8,094	6,435
Current portion of long-term debt	74	5,074	5,012
Other accrued liabilities	7,357	6,844	5,587

Total current liabilities	30,094	37,038	31,112

Non-current liabilities
Accrued self-insurance retention and other	4,359	3,962	3,815
Accrued pension expenses	14,175	15,949	15,671
Long-term debt, less current portion	135	10,190	10,877

Total non-current liabilities	18,669	30,101	30,363

Deferred income taxes	—	260

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,428,667 shares at 10/31/2007, 14,379,506 shares at 1/31/2007; and 10/31/2006	144	143	144
Additional paid-in capital	114,119	113,737	113,683
Retained deficit	(32,067)	(57,436)	(54,583)
Accumulated comprehensive loss	(7,566)	(7,566)	(4,194)

Total stockholders’ equity	74,630	48,878	55,050

Total liabilities and stockholders’ equity	$123,393	$116,277	$116,525

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	10/31/2007	10/31/2006
	(In thousands, except per share data)

Net sales	$76,977	$73,678
Costs of goods sold	49,037	46,586

Gross profit	27,940	27,092

Selling, general and administrative expenses	20,814	20,125
Interest expense	509	1,014

Income before income taxes	6,617	5,953

(Benefit) Provision for income taxes	(10,122)	120

Net income	$16,739	$5,833

Net income per common share
Basic	$1.16	$0.41
Diluted	$1.15	$0.41

Weighted average shares outstanding
Basic	14,416	14,362
Diluted	14,535	14,364
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Nine months ended
	10/31/2007	10/31/2006
	(In thousands, except per share data)

Net sales	$197,030	$186,788
Costs of goods sold	123,825	119,819

Gross profit	73,205	66,969

Selling, general and administrative expenses	55,625	53,134
Interest expense	1,953	3,197

Income before income taxes	15,627	10,638

(Benefit) Provision for income taxes	(9,742)	240

Net income	$25,369	$10,398

Net income per common share
Basic	$1.76	$0.77
Diluted	$1.75	$0.77

Weighted average shares outstanding
Basic	14,388	13,475
Diluted	14,503	13,499
See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2007	10/31/2006
	(In thousands)

Operating activities

Net income	$25,369	$10,398
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,035	5,486
Deferred income taxes	(10,681)	—
Provision for doubtful accounts	40	25
(Gain) Loss on sale of property, plant and equipment	(17)	1
Stock based compensation	479	645

Changes in operating assets and liabilities

Trade accounts receivable	(5,266)	(11,515)
Other receivables	126	217
Inventories	9,092	6,456
Income taxes	636	203
Prepaid expenses and other current assets	445	691

Accounts payable and accrued liabilities	(4,086)	(3,702)

Net cash provided by operating activities	21,172	8,905

Investing activities
Capital expenditures	(3,444)	(2,463)
Proceeds from sale of property, plant and equipment	17	—

Net investment in life insurance	(200)	—

Net cash used in investing activities	(3,627)	(2,463)

Financing activities
Repayment of long-term debt	(15,055)	(10,580)
Proceeds from issuance of common stock	—	4,807

Net cash used in financing activities	(15,055)	(5,773)

Net increase in cash	2,490	669
Cash at beginning of period	1,892	1,489

Cash at end of period	$4,382	$2,158

See Notes to Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 2007
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2007, are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The balance sheet at January 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended January 31, 2007.
Note 2. Seasonality
The market for educational furniture is marked by extreme seasonality, with over 50% of the Company’s total sales typically occurring from June to September each year, which is the Company’s peak season. In 2007, the seasonal nature was more pronounced, with nearly 50% of estimated annual revenues shipping in the months of June, July, and August. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season, and to finance freight and field service expenses during the peak season.
In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for several reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Third, many summer shipments involve project management services for new schools or major refurbishments, and may require approvals of architects, government auditors, or school boards prior to payment.
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
Note 4. Inventories

Fiscal year end financial statements at January 31, 2007, reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2007 and 2006, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the periods ended October 31, 2007 and 2006. LIFO reserves at October 31, 2007, January 31, 2007 and October 31, 2006 were $7,357,000, $7,357,000 and $6,423,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended in March and April 2007, and which provided a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which became effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note was a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (7.5% at October 31, 2007) plus a 0.5% margin. The credit facility with Wells Fargo Bank is subject to various financial covenants including minimum revenues and required levels of EBITDA. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The credit facility was subsequently amended in October at a fluctuating rate equal to the bank’s prime rate (7.5% at October 31, 2007).
During the quarter ended October 31, 2007, the Company made the first scheduled $10 million amortization payment on the term note and prepaid the remaining $10 million. Effective October 26, 2007, the credit agreement was amended to allow the Company to pay up to $1,750,000 per year in cash dividends. In addition, the interest rate was reduced to the prime rate and the Company was provided an option to borrow at a LIBOR based rate plus 2.5 percent.
The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. At October 31, 2007, the Company had paid off its term note and had no borrowings against the revolving credit facility. Approximately $38,948,000 was available for borrowing as of October 31, 2007. The Company was in compliance with its covenants at October 31, 2007.
Note 6. Income Taxes
On February 1, 2007, the Company adopted the provisions of FIN No. 48. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment to the liability for unrecognized income tax benefits. At the adoption date of February 1, 2007, the Company had approximately $760,000 of unrecognized tax benefits. At October 31, 2007, the Company had approximately $760,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized. The Company estimates that no unrecognized tax benefits will decrease in the next 12 months due to the expiration of the statute of limitations or completion of audits in progress. The Company records interest and penalties on uncertain tax positions to income tax expense. As of February 1, 2007 and October 31, 2007, the Company has accrued $164,000 of interest and $134,000 of penalties related to uncertain tax positions. The tax years 2004 to 2006 remain open to examination by the IRS for federal income taxes. The tax years 2003 to 2006 remain open for major state taxing jurisdictions. The Company was not being audited by a major taxing jurisdiction at October 31, 2007.
At January 31, 2007, the Company had net operating losses that can potentially be carried forward for federal and state income tax purposes, expiring at various dates through 2027 if not utilized. Federal net operating losses that can potentially be carried forward total approximately $15,409,000 at January 31, 2007. State net operating losses that can potentially be carried forward totaled approximately $32,791,000 at January 31, 2007. Net operating losses carried forward was utilized to offset taxable income realized for the nine months ended October 31, 2007.
As disclosed in Footnote 6 in the Company’s Form 10K for the period ended January 31, 2007, a valuation allowance was recorded as of January 31, 2007, against the Company’s net deferred tax asset. This valuation allowance was also recorded at July 31, 2007, as disclosed in Footnote 6 in the Company’s Form 10-Q for the quarter ended July 31, 2007. The Company reviews the required valuation allowance on a quarterly basis. As the result of its most recent analysis, the Company has determined that its current trend of producing taxable income consistent with or greater than management’s projections and its projections of adequate future taxable income makes the realization of the Company’s deferred tax assets more likely than not. Accordingly, a valuation allowance is no longer necessary on certain of the Company’s deferred tax assets. The benefit for income taxes for the three months ended October 31, 2007, includes the reversal of approximately $10.7 million in valuation allowance that had been recorded against the Company’s deferred tax assets as of the previous quarter and at January 31, 2007. This adjustment to the valuation allowance is a non-cash benefit that has no impact on the Company’s pre-tax income. The adjustment to the valuation allowance impacted the earnings per share by approximately $0.74 per share for both the three month and nine month periods ended October 31, 2007.
Certain of the Company’s deferred tax assets will not be realized unless sufficient taxable income is generated in specific state taxing jurisdictions. Thus, consistent with its evaluation in the first and second quarters of the current fiscal year and at January 31, 2007, the Company believes that it is more likely than not that these deferred tax assets will not be realized and a valuation allowance totaling $700,000 has been maintained.
Note 7. Net Income per Share

	Three Months Ended		Nine months ended
	10/31/2007	10/31/2006	10/31/2007	10/31/2006
	(In thousands, except per share data)

Net income	$16,739	$5,833	$25,369	$10,398

Average shares outstanding	14,416	14,362	14,388	13,475
Net effect of dilutive stock options based on the treasury stock method using average market price	111	2	112	24

Totals	14,527	14,364	14,500	13,499

Net income per share — basic	$1.16	$0.41	$1.76	$0.77
Net income per share — diluted	$1.15	$0.41	$1.75	$0.77
Note 8. Stock Based Compensation
The Company’s two stock plans are the 2007 Employee Incentive Plan (the 2007 Plan) and the 1997 Employee Incentive Stock Plan (the 1997 Plan). Under the 2007 Plan, the Company is permitted to grant an aggregate of 1,000,000 shares to its employees and directors in the form of stock options or awards. As of October 31, 2007, 12,887 stock awards, 262,500 stock units have been issued under the 2007 Plan and 724,613 shares remain available for future grant. The Company’s 1997 Plan expired in 2007 and had 161,433 unexercised options which were cancelled. Stock options granted under the plans have an exercise price equal to the market price at the date of grant and have a maximum term of 10 years.
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
Accounting for the Plans
Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition method. The modified prospective-transition method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted or modified since the adoption of FASB Statement No. 123(R). Accordingly, no compensation expense was recorded on the Company’s options during the three or nine months ended October 31, 2007 or October 31, 2006.
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
Restricted Stock and Stock Unit Awards
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

The outstanding awards can be summarized as follows:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 9 months ended		Cost at
	10/31/2007	10/31/2006	10/31/2007	10/31/2006	10/31/2007

2007 Incentive Stock Plan

262,500 Restricted Stock Units issued 6/19/2007, vesting over 5 years	$91,000	—	$149,000	—	$1,631,000

12,887 Grants of Restricted Stock issued 6/19/2007, vesting over 1 year	21,000	—	36,000	—	51,000

1997 Incentive Stock Plan

270,000 Restricted Stock Units issued 6/30/2004, vesting over 5 years	118,000	89,000	265,000	267,000	588,000

17,640 Grants of Restricted Stock issued 6/20/2006, vesting over 1 year	—	21,000	29,000	36,000	—

73,881 Restricted Stock Units issued 1/13/2006, vesting over 5 months	—	—	—	342,000	—

Totals for the period	$230,000	$110,000	$479,000	$645,000	$2,270,000

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
Note 9. Comprehensive Income
Comprehensive income for the three months and nine months ended October 31, 2007 and 2006, was the same as net income reported on the statements of operations. Accumulated comprehensive income (loss) at October 31, 2007 and 2006 and January 31, 2007, is composed of minimum pension liability adjustments.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a non-contributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K for the period ended January 31, 2007, benefit accruals under this plan were frozen effective December 31, 2003. The Company contributed approximately $2.8 million to the pension trust fund during the third quarter ended October 31, 2007.
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

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months each ended October 31, 2007 and 2006, were as follows below (in thousands):

	Three Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2007	2006	2007	2006	2007	2006

Service cost	$41	$43	$50	$53	$6	$6
Interest cost	345	352	90	85	7	6
Expected return on plan assets	(224)	(246)	—	—	—	—
Amortization of transition amount	(9)	(9)	—	—	—	—
Amortization of prior service cost	117	117	(134)	(134)	6	22
Recognized net actuarial (Gain) or loss	49	41	30	34	(7)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$319	$298	$36	$38	$12	$27

	Nine Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2007	2006	2007	2006	2007	2006

Service cost	$123	$129	$150	$159	$18	$18
Interest cost	1,035	1,056	270	255	21	18
Expected return on plan assets	(672)	(738)	0	0	0	0
Amortization of transition amount	(27)	(27)	0	0	0	0
Amortization of prior service cost	351	351	(402)	(402)	18	66
Recognized net actuarial (Gain) or loss	147	123	90	102	(21)	(21)
Settlement and curtailment	0	0	0	0	0	0

Net periodic pension cost	$957	$894	$108	$114	$36	$81

Note 11. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The majority of the Company’s products sold through January 31, 2005, carry a five-year warranty. Effective February 1, 2005, the Company extended its standard warranty period to 10 years. The Company does not sell extended warranties, and no revenue has been deferred relating to product warranty. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included in accrued liabilities in the accompanying consolidated balance sheet.
The following is a summary of the Company’s warranty claim activity for the three month and nine month periods each ended October 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2007	10/31/2006	10/31/2007	10/31/2006
		(In thousands)

Beginning accrued warranty balance	$1,800	$1,500	$1,800	$1,500
Provision	564	258	1,050	660
Costs incurred	(464)	(258)	(950)	(660)

Ending accrued warranty balance	$1,900	$1,500	$1,900	$1,500

Note 12. Other Financing Activities
On June 6, 2006, WEDBUSH, Inc. and Wedbush Morgan Securities, Inc. (together with WEDBUSH, Inc., the “Purchasers”), entered into a stock purchase agreement (the “Agreement”) with the Company. Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire the 268,010 shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a Registration Statement on Form S-3 registering the resale of the Shares on October 6, 2006, and amended that registration statement on August 17, 2006. The Registration Statement became effective on September 18, 2006. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf of those of its clients which purchased the securities.
On June 26, 2006, certain members of management and certain Directors (the “Follow-on Purchasers”) entered into a stock purchase agreement with the Company to purchase shares of common stock and warrants. On August 29, 2006, this agreement was rescinded and replaced with a similar agreement for the purchase of 57,455 shares at a purchase price per share of $5.02 (the “Follow-on Per Share Purchase Price”) yielding gross proceeds to the Company of approximately $288,000. Additionally the Company issued warrants to the Follow-on Purchasers exercisable for 14,364 shares of common stock pursuant to which the Follow-on Purchasers will have the right to acquire the 14,364 shares at an exercise price of 120% of the Follow-on Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Follow-on Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The transaction closed during the third quarter ended October 31, 2006.
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
Note: 13. Subsequent Event
On November 6, 2007, the Company announced the declaration of a quarterly cash dividend payable on December 5, 2007, to shareholders of record on November 16, 2007. The Company intends to pay future dividends, on a quarterly basis, following review and approval by the Company’s Board of Directors.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The results for the first nine months of 2007 reflect the success of the Company’s Equipment for Educators™ integrated market development program, an increase in the seasonal nature of education furniture and equipment sales, and an improvement in the Company’s ability to service the seasonal peak. The Company’s ability to service the seasonal sales peak has benefited from increased financial strength, which allows the Company to build inventory earlier in the year utilizing longer efficient production runs, and new products that have been designed to take advantage of the assemble-to-ship (ATS) production and distribution model.
The effective income tax rate for the three and nine months periods ended October 31, 2007, reflects the impact of Net Operating Loss (NOL) carry-forwards and an adjustment to valuation allowance for net deferred tax assets. The net income reported in the third quarter ended October 31, 2007, was significantly impacted by a $10.7 million favorable adjustment in the valuation allowance. Due to the adjustment in valuation allowance, the effective tax rate for the third quarter and for the nine months ended October 31, 2007 was at 6% and is not comparable to the effective tax rate for the comparable periods in 2006, when the effective tax rate reflected the impact of NOL carry-forwards, but there was no adjustment to the valuation allowance for net deferred tax assets. It is anticipated that by the fiscal year ended January 31, 2008, the Company will have utilized the majority of NOL carry-forwards for federal income taxes, and that any required valuation allowance will be less than $1 million. As such, the effective tax rate in effect for subsequent fiscal years will be more closely aligned with statutory tax rates and significantly higher than the rates in 2007 or 2006. Certain sections of the remainder of Management’s Discussion and Analysis will include a discussion of pre-tax income as well as after-tax income, as pre-tax income is a better measure of the operating performance of the Company for comparison to prior years, or subsequent periods.
Three Months Ended October 31, 2007 and 2006
For the third quarter of 2007, the Company earned pre-tax income of approximately $6,617,000 on sales of $76,977,000 compared to pre-tax income of $5,953,000 on sales of $73,678,000 in the same period last year. The Company earned net income of $16,739,000 compared to net income of $5,833,000 in the same period last year.
Sales for the third quarter ended October 31, 2007 increased by $3,299,000, a 4.5% increase, compared to the same period last year. This increase in sales for the third quarter is attributable to increases in selling prices, slightly offset by a decrease in unit volume. Orders for the same period increased by approximately 0.5%. Backlog at October 31, 2007 is approximately 6.7% higher than at the same date last year. Sales for the third quarter reflect the increasing seasonal trend in shipments of educational furniture. The Company has traditionally shipped more than 50% of its annual sales volume in the months of June, July, August, and September. In the current year, the shipments concentrated more heavily in the months of June, July and August.
Gross profit for the third quarter, as a percentage of sales, decreased by 0.5% compared to the same period last year. The slight decrease in gross margin was attributable to a modest reduction in production hours during the third quarter compared to the prior year.
Selling, general and administrative expenses for the quarter ended October 31, 2007 increased by approximately 3.4% compared to the same period last year, but decreased as a percentage of sales by approximately 0.3%. The decrease as a percentage of sales was primarily attributable to the price increase, offset by increased service related costs which include warehousing and installation.
Interest expense for the quarter ended October 31, 2007 decreased by approximately $505,000 compared to the same period last year. The increase was due to lower interest rates combined with reduced levels of borrowing.
Income tax benefit for the quarter reflected the $10,681,000 adjustment to the valuation allowance, offset in part by a provision for alternative minimum taxes that cannot be reduced by net operating loss carryforwards.
Nine Months Ended October 31, 2007 and 2006
For the nine months ended October 31, 2007, the Company earned pre-tax income of $15,627,000 on sales of $197,030,000 compared to pre-tax income of $10,638,000 on sales of $186,788,000 in the same period last year. For the nine months ended October 31, 2007, the Company earned net income of $25,369,000 compared to net income of $10,398,000 in the same period last year.
Sales for the nine months ended October 31, 2007 increased by $10,242,000, a 5.5% increase, compared to the same period last year. The increase in sales for the first nine months is attributable to increases in selling prices. Incoming orders for the first nine months increased by approximately 5.6%.
Gross profit for the first nine months increased as a percent of sales by 1.3%. The improvement in margin was attributable to increased prices, efficient levels of production, increased sales including service related charges such as installation, and relatively stable material costs.
Selling, general and administrative expenses for the nine months ended October 31, 2007 increased by approximately $2.5 million compared to the same period last year, but decreased as a percentage of sales by approximately 0.2%. The decrease as a percentage of sales was primarily attributable to the price increase, offset by increased service related costs which include warehousing and installation.

Interest expense for the nine months ended October 31, 2007 decreased by approximately $1,244,000 compared to the same period last year. The decrease is primarily due to lower interest rates combined with a decrease in average borrowings during the period.
Financial Condition
As a result of seasonally higher deliveries in the third quarter, accounts and notes receivable increased compared to January 31, 2007. Receivables decreased compared to the third quarter of 2006, primarily due to an increased portion of the third quarter sales shipping earlier in the quarter and partially due to decreased day’s sales outstanding. The Company traditionally builds large quantities of inventory during the first six months in anticipation of seasonally high summer shipments. Due to the improved financial condition, the Company has been able to achieve improved production efficiencies and improved order fulfillment by building inventory more ratably over the year and carrying slightly larger balances of inventory purchased for resale. The seasonal increase in inventory and receivables was financed through the Company’s credit facility with Wells Fargo Bank. At the end of the third quarter, borrowings under the Company’s lines with Wells Fargo Bank had been paid off compared to over $15 million in borrowings outstanding at October 31, 2006.
The Company has established a goal of limiting capital spending to less than $5,000,000 for 2007, which is approximately two thirds of anticipated depreciation expense. Capital spending for the nine months ended October 31, 2007, was $3,444,000 compared to $2,463,000 for the same period last year. The current year capital expenditures include expenditures relating to an upgrade of the Company’s Enterprise Resource Planning system to a more recent version of SAP. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash generated in operating activities for the nine months ended October 31, 2007 was $21,172,000 compared to $8,905,000 for the same period last year. The increase in operating cash was attributable to the improvement in pre-tax income and reduction in cash used in net receivables offset by increased cash used for inventory.
The Company believes that cash flows from operations and the Company’s unused borrowing capacity under the Company’s credit facility will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs. Approximately $38,498,000 was available for borrowing as of October 31, 2007 when calculated using the asset based advance formula. In order to comply with debt covenants, the Company must meet a “clean down” requirement of less than $30 million for 90 days. The Company anticipates that it will meet this requirement.
Off Balance Sheet Arrangements
During the three and nine month periods ended October 31, 2007, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended January 31, 2007.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has entered into a revolving credit facility with Wells Fargo Bank, which was amended in March and April 2007, and which provided a term loan of $20,000,000 and a secured revolving line of credit that varies as a percentage of inventory and receivables, up to a maximum of $40,000,000, with the maximum increasing to $50,000,000 during certain months of the year. The amended agreement, which became effective March 2007, extended the maturity date from February 15, 2008 to February 15, 2009. The term note was a two-year loan, amortizing at $10,000,000 per year with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate (7.5% at October 31, 2007) plus a 0.5% margin. The credit facility with Wells Fargo Bank is subject to various financial covenants including minimum revenues and required levels of EBITDA. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property.
During the quarter ended October 31, 2007, the Company made the first scheduled $10 million amortization payment on the term note and prepaid the remaining $10 million. Effective October 26, 2007, the credit agreement was amended to allow the Company to pay up to

$1,750,000 per year in cash dividends. In addition, the interest rate was reduced to the prime rate and the Company was provided an option to borrow at a LIBOR based rate plus 2.5 percent.
The revolving line typically provides for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuate depending on the time of the year and the types of assets. The agreement has an unused commitment fee of 0.375%. At October 31, 2007, the Company had paid off its term note and had no borrowings against the revolving credit facility. Approximately $38,498,000 was available for borrowing as of October 31, 2007. The Company was in compliance with its covenants at October 31, 2007.
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
     Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VIRCO MFG. CORPORATION
Date: December 7, 2007	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance