Form 10-K
period 2008-01-31
VIRCO MFG CORPORATION
filed 2008-04-15
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from       to
Commission file number 1-8777
VIRCO MFG. CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2027 Harpers Way, Torrance, California	90501

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (310) 533-0474
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, $0.01 Par Value	NASDAQ
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
Indicate by check mark if the issuer is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act.) Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2007, was $93.8 million (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ).
As of March 31, 2008, there were 14,428,662 shares of the registrant’s common stock ($.01 par value) outstanding.
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
Throughout this report, our fiscal years ended January 31, 2004, January 31, 2005, January 31, 2006, January 31, 2007 and January 31, 2008 are referred to as years 2003, 2004, 2005, 2006 and 2007, respectively.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 58-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local supplier of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. It now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers — such as Peter Glass, Richard Holbrook, and Bob Mills — to develop additional products for contemporary applications. These include the best-selling ZUMA® and recently introduced Sage™ classroom furniture collection, as well as I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series. In 2007, the Company introduced its newest classroom furniture lines: Telos™ and Metaphor™. As of January 31, 2008, the Company’s employment force was approximately 1200 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.4 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company’s PlanSCAPE ® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”). In recent years, due to budgetary pressures, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the installation of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures — and by purchasing furniture and equipment from other companies for resale with Virco products — the Company is now able to provide “one-stop shopping” for all furniture, fixtures and equipment needs in the K-12 market.
The expansion of the Company’s product line offerings combined with the expansion of its services over the years, has provided Virco with the ability to serve various markets including: the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
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
Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco’s physical facilities are designed to support its Assemble-to-Ship (“ATS”) strategy that allows for the manufacture and storage of common components during the slow portions of the year followed by assembly to customer-specific combinations prior to shipment. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during the summer months.
During the early 2000s, many furniture manufacturers closed their domestic manufacturing facilities and began to source increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its workforce, but retain its domestic factory locations. In recent years, the Company believes that its domestic manufacturing capabilities have evolved into a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery and installation to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost competitive for bulky educational furniture and equipment items. The Company’s ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that can not be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In the fiscal year covered by this report, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
Principal Products
Virco produces the broadest line of furniture for the K-12 market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and on-going product development program featuring products developed in-house as well as products developed with accomplished designers. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells.
Virco’s principal manufactured products include:
SEATING — Launched in 2004, the ergonomically supportive ZUMA® line by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company’s history; as a follow-up to this record-breaking launch, ZUMA sales have continued to grow. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; and two rockers with 13” and 15” seat heights. The ZUMAfrd™ collection, introduced a year later, features Fortified Recycled Wood™ hard plastic seats, backrests and worksurfaces; ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, designed to serve students in college, university and other adult education settings, and on high school campuses, was introduced in late 2006. In 2007, the Company introduced the Metaphor™ Series — an updated sequel to Virco’s best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies — and the Telos™ Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. Other Virco seating alternatives include easily-adjustable Ph.D.® task chairs; I.Q.® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
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
COMPUTER FURNITURE — Future Access® computer tables come with an integral wire management panel; all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco’s functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. For administrative settings, the Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.
DESKS/CHAIR DESKS — From the ergonomic and collaborative-learning strengths of our best-selling ZUMA student desks to the continuing popularity of our traditional Classic Series chair desks and combo units, Virco’s wide-ranging furniture models can be found in thousands of America’s schools. Related products include teachers’ desks and tablet arm units. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components.
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
Virco’s wide-ranging product selection includes hundreds of furniture models that are certified according to the GREENGUARD® for Children and Schools Program for indoor air quality; in fact, in 2005 Virco’s ZUMA® and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard for Children and Schools Program. Along with Virco’s leadership relative to Greenguard-certified classroom furniture, the Company also introduced the classroom furniture industry’s first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market Virco supplements manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and Kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Recent additions to these vendor-supplied items include a complete Library Systems Furniture collection with shelving and circulation desk capabilities; specialty storage cabinets for schools; additional carts for in-class AV use and multi-media presentations; and a variety of early learning products. None of these products accounted for more than 10% of consolidated revenues.
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
Raw Materials
Virco purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company’s largest raw material cost is for steel, followed by plastics and wood. During 2004, the cost of steel and plastic increased significantly because of high worldwide demand for these materials, especially in China. During 2005, the price of petroleum-related products, including plastics, as well as fuel rates for freight and power, also increased substantially. In addition, hurricanes affecting the Gulf Coast region in 2005 further impacted the availability, delivery, and price of raw materials, including steel and plastic. During 2006 and 2007, raw material costs continued to increase, but the rate of increase in raw material costs was moderate and relatively stable compared to the prior years. For 2008, the Company anticipates increased prices — and volatility of prices — for raw materials, particularly steel, plastic, and energy.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly process. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased during the last three years, and are expected to increase further in 2008.
Due to a significant number of annual contracts with school districts, the Company is limited in its ability to pass along increased commodity, power and transportation costs during the course of a contract year, and unanticipated increases in costs can adversely impact operating results and have done so during the past few years, especially 2004 and 2005. The Company benefits from any decreases in raw material costs under these same contracts. The Company has already raised prices under most contracts for 2008 and intends to raise prices to cover its increased costs as annual contracts come up for renewal or bid during 2008.
Marketing and Distribution
Virco serves its customers through well-trained, nationwide sales and support team, as well as a growing dealer network. In addition, Virco has established a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.

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
Virco’s Furniture Focus sales force and PlanSCAPE ® software for bidding educational products offer complete package solutions for the FF&E segment of bond-funded public school construction projects. This software enables the entire Virco sales force to prepare quotations for less complicated projects. The Company anticipates rolling out additional functionality for the PlanSCAPE software during 2008.
A significant portion of Virco’s business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. During the period covered by these annual contracts, the Company has very limited and in some cases has no ability to increase selling prices. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds. This can adversely impact margins when raw material, conversion costs, or distribution costs are increasing, and can benefit margins when these costs decrease, or increase at a rate less than anticipated when the contracts are priced.
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
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. Sales priced under this contract increased substantially in 2005, 2006, and 2007. Because this increase was largely attributable to existing customers buying furniture under this contract as an alternative to individual contracts or alternative buying groups, this did not represent significant incremental sales. Sales priced under this contract represented approximately 40% of sales in 2007, 40% of sales in 2006, and 30% of sales in 2005. The Company will be the exclusive supplier of moveable classroom furniture for this purchasing organization for 2008. If Virco were unable to sell under this contract, it would be able to sell to the vast majority of its customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Over 50% of the Company’s total sales are delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During the “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the vast majority of sales occurring from June to September each year, which is the Company’s peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with Wells Fargo Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), HNI, Royal, Bretford, Smith Systems, Columbia, and Scholarcraft. The largest competitor that purchases and re-sells furniture is School Specialty. In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., KI Inc., MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2008, totaled $15.2 million and approximates six weeks of sales, compared to $12.6 million at January 31, 2007, and $11.6 million at January 31, 2006. Substantially all of the backlog will ship during 2008.
Patents and Trademarks
In the last 10 years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco’s intellectual property as well. These patents expire over the next one to 17 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco’s patents are an important element of its success, Virco’s business as a whole is not believed to be materially dependent on any one patent.
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

Employees
As of January 31, 2008, Virco and its subsidiaries employed approximately 1,200 full-time employees at various locations. Of this number, approximately 1,000 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.
Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2005 and 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all models in Virco’s ZUMA® and ZUMAfrd™ product lines, as well as hundreds of other furniture models have been certified according to the GREENGUARD® Environmental Institute’s stringent indoor air quality standard for children and schools. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination.
Financial Information About Geographic Areas
During the 2007, as well as during the previous two fiscal years, Virco derived approximately 4.0% of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. The Company does not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2007, the executive officers of Virco Mfg. Corporation, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at
		January	Has Held
		31,	Office
Name	Office	2008	Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	75	1990
D. A. Virtue (2)	Executive Vice President	49	1992
S. Bell (3)	Vice President — General Manager, Conway Division	51	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	51	1995
A. Gamble (5)	Vice President — Human Resources	39	2004
P. Quinones (6)	Vice President — Logistics and Marketing Services	44	2004
D. R. Smith (7)	Vice President — Marketing	59	1995
L. L. Swafford (8)	Vice President — Legal Affairs	43	1998
N. Wilson (9)	Vice President — General Manager, Torrance Division	60	2004
L. O. Wonder (10)	Vice President — Sales	56	1995
B. Yau (11)	Corporate Controller, Assistant Secretary and Treasurer	49	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 51 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 22 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 19 years and has served in a variety of manufacturing, safety, and environmental positions.

(4)	Appointed in 1995; has been employed by the Company for 17 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 9 years and has served as Manager of Human Resources, as Director of Human Resources, currently as Vice President of Human Resources.

(6)	Appointed in 2004; has been employed by the Company for 16 years in a variety customer and marketing service positions, currently as Vice President of Logistics and Marketing Services.

(7)	Appointed in 1995; has been employed by the Company for 23 years in a variety of sales and marketing positions, currently as Vice President of Marketing.

(8)	Appointed in 1998; has been employed by the Company for 12 years and has served as Associate Corporate Counsel, currently as Vice President of Legal Affairs.

(9)	Appointed in 2004; has been employed by the Company for 41 years in a variety of manufacturing, warehousing, and transportation positions, currently as Vice President — General Manager, Torrance Division.

(10)	Appointed in 1995; has been employed by the Company for 30 years in a variety of sales and marketing positions, currently as Vice President of Sales.

(11)	Appointed in 2004; has been employed by the Company for 11 years and has served as Corporate Controller, currently as Corporate Controller, Assistant Secretary and Treasurer.
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
The SEC also maintains an Internet world-wide website that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is www.sec.gov.
In addition, Virco makes available to its stockholders, free of charge through its Internet world-wide website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to, Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is www.virco.com.

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
We require substantial amounts of raw materials and components, which we purchase from outside sources. Raw materials comprised our single largest total cost for the years ended January 31, 2008, 2007 and 2006. Steel, plastics and wood-related materials are the main raw materials used in the manufacture of our products. The prices of plastics are sensitive to the cost of oil, which is used in the manufacture of plastics, and oil prices have increased significantly during 2007. The cost and availability of steel are subject to worldwide supply and demand, and the ability to import steel can be subject to political considerations. The cost and availability of steel has been volatile in recent years. We purchase components from international sources, primarily China. Fluctuations in currency exchange rates and the cost of ocean freight can impact the cost of components. Any disruption in the ports through which we ship product to our factories can adversely impact our supply chain.

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
Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list — which allows schools and school districts to purchase furniture without bidding — accounts for a significant portion of Virco’s sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether this is a school, a district or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, nearly 40% of Virco’s sales were priced under this nationwide contract/price list. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends, and requires reduced level of borrowing during the fourth quarter. Our credit facility is also subject to quarterly covenants.
The Company violated certain debt covenants in the third quarter of 2005. The violation of covenants was waived and the credit facility was renewed for an additional year. The credit facility in place at January 31, 2008, includes quarterly covenants that include EBITDA requirements.
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
Holders of approximately 45% of the shares of our stock have entered into an agreement restricting the sale of the stock.
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
Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. In addition, our certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. Additionally, the Board of Directors entered into a Rights Agreements pursuant to which certain preferred stock purchase rights would become exercisable when a person acquires or commences to acquire a beneficial interest of at least 20% of our outstanding common stock.
Our stock price has historically been volatile, and investors in our common stock could suffer a decline in value.

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
Conway, Arkansas
The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. This facility — which is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers — has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco’s ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled.
In addition to the complex described above, the Company operates three other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 54 years. The Company manufactures fabricated steel and injection-molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building is leased under a 10-year lease expiring in March 2018. The third is a 150,000 sq. ft. finished goods warehouse that is owned by the Company. This facility was leased to a third party on a month-to-month basis at January 31, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 30, 2007, there were approximately 346 registered stockholders according to transfer agent records. There were approximately 754 beneficial stockholders.
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. During the fourth quarter of 2007 the Company initiated a quarterly dividend policy of $.025 per share. Actual payment of cash dividends must be approved by the Board of Directors each quarter. No dividends were declared or paid in fiscal 2006, or 2005. The current line of credit with Wells Fargo restricts the amount of cash that can be used for stock repurchases and paying cash dividends.
Quarterly Dividend and Stock Market Information

				Common Stock Range
	Cash Dividends Declared		2007		2006
	2007	2006	High	Low	High	Low

1st Quarter	$—	$—	$9.60	$6.34	$6.63	$4.40
2nd Quarter	—	—	7.40	5.59	5.11	4.50
3rd Quarter	—	—	11.66	4.85	6.00	4.36
4th Quarter	.025	—	13.79	5.05	9.50	5.62
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) an industry peer group index, (ii) the AMEX Market Index, and (iii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2003 in the Company’s common stock, the AMEX Market Index, the NASDAQ Market Index, and the companies in the peer group and assumes the reinvestment of dividends, if any.

	2003	2004	2005	2006	2007	2008
Virco Mfg. Corporation	100.00	83.00	88.65	74.98	101.52	72.49
Hemscott Group Index	100.00	149.10	160.76	167.44	196.12	155.05
NASDAQ Market Index	100.00	156.95	156.32	175.75	188.54	183.03
AMEX Market Index	100.00	140.36	150.39	182.42	196.71	201.09

The peer group includes the following companies: Cardtronics Inc., Cash Systems Inc., Coinstar Inc., Diebold Inc., Energy Focus Inc., Franklin Electronic Publ., Herman Miller Inc., HNI Corporation, Hypercom Corporation, Kimball International Inc. B, Knoll Inc., Lsi Industries Inc.,

Optimal Group Inc. Cl A, Par Technology Corporation, Pitney Bowes Inc., Steelcase Inc., Trm Corporation, Verifone Holdings Inc, Virco Mfg. Corporation, Xerox Corporation.
Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
remaining available
for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans - excluding
	of outstanding options,	outstanding options	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	161,000	$11.46	—
Equity compensation plans not approved by security holders	—	—	—

Total	161,000	$11.46	—

On January 31, 2008, there were 724,613 shares available for grant under the 2007 Employee Incentive Plan and on January 31, 2007, there were 109,000 shares available for grant under the 1997 Employee Incentive Plan.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Five Year Summary of Selected Financial Data

In thousands, except per share data	2007	2006	2005	2004	2003

Summary of Operations

Net sales	$229,565	$223,107	$214,450	$199,854	$191,852
Net income (loss) (a)	$22,219	$7,545	$(9,574)	$(13,995)	$(23,607)

Income (Loss) per share data
Net income (loss) (b)
Basic	$1.54	$0.56	$(0.73)	$(1.07)	$(1.80)
Assuming dilution	$1.53	$0.55	$(0.73)	$(1.07)	$(1.80)

Cash dividends declared per share	$0.025	$—	$—	$—	$0.040

(a)	For fiscal 2003, an adjustment of $1.6 million of income tax expense was made to reflect tax effect of minimum pension liability.

(b)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2007	2006	2005	2004	2003

Total assets	$127,035	$116,277	$114,720	$114,041	$126,268
Working capital	$31,996	$22,994	$15,488	$15,334	$25,404
Current ratio	1.9/1	1.6/1	1.4/1	1.5/1	2.0/1
Total long-term obligations	$20,369	$30,101	$38,862	$34,090	$37,934

In thousands, except per share data	2007	2006	2005	2004	2003

Stockholders’ equity	$72,148	$48,878	$39,100	$49,265	$62,352
Shares outstanding at year-end (2)	14,429	14,380	13,137	13,098	13,096
Stockholders’ equity per share (1)	$5.00	$3.40	$2.98	$3.76	$4.76

(1)	Based on number of shares outstanding at year-end after giving effect for stock dividends and stock split.

(2)	Adjusted for stock dividends and stock split.
Financial Highlights

In thousands, except per share data	2007	2006	2005	2004	2003

Summary of Operations

Net sales (3) (4)	$229,565	$223,107	$214,450	$199,854	$191,852

Net income (loss) (5)
Net income (loss) before change in accounting methods	$22,219	$7,545	$(9,574)	$(13,995)	$(23,607)
Change in accounting methods		—	—	—	—

	$22,219	$7,545	$(9,574)	$(13,995)	$(23,607)

Net income (loss) per share (1)	$1.53	$0.55	$(0.73)	$(1.07)	$(1.80)
Stockholder’s equity	72,148	48,878	39,100	49,265	62,352
Stockholder’s equity per share (2)	5.00	3.40	2.98	3.76	4.76

In thousands, except per share data	2002	2001	2000	1999	1998

Summary of Operations

Net sales (3) (4)	$244,355	$257,462	$287,342	$268,079	$275,096

Stockholders’ equity per share (2)
Net income (loss) before change in accounting methods	$282	$246	$4,313	$10,166	$17,630
Change in accounting methods	—	—	(297)	—	—

	$282	$246	$4,016	$10,166	$17,630

Net income (loss) per share (1)	$0.02	$0.02	$0.29	$0.72	$1.20
Stockholder’s equity	82,774	90,223	94,141	93,834	88,923
Stockholder’s equity per share (2)	6.31	6.71	6.90	6.82	6.30

(1)	Based on average number of shares outstanding each year after giving retroactive effect for stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect for stock dividends and stock split.

(3)	The prior period statements of operations contain certain reclassifications to conform to the presentation required by EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which the Company adopted during the fourth quarter of the year ended January 31, 2001.

(4)	During the fourth quarter of 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective February 1, 2000, the Company recorded the cumulative effect of the accounting change.

(5)	For fiscal 2003, an adjustment of $1.6 million of income tax expense was made to reflect tax effect of minimum pension liability.

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
Executive Overview
Management’s strategy is to position Virco as the overall value supplier of educational furniture and equipment. The markets that Virco serves include: the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities requirements; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, warehousing, distribution, installation, project management, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures, and equipment (“FF&E”) needs for the K-12 education market, enabling a school to procure all of its FF&E requirements from one source. This product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal year 2007, over 50% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. During the months of July and August, shipments can be as great as six times the level of shipments during the winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture was turbulent during the period from 2001 through 2005. As a group, the members of BIFMA (the Business and Institutional Furniture Manufacturer’s Association) recorded decreases in shipments of 3%, 19.1% and 17.4% in 2003, 2002 and 2001, respectively. The impact of the recession on the school market lagged the commercial market and did not hit with full intensity until 2003. During this time Virco incurred sales declines of 21.5%, 5.1%, and 10.4% in 2003, 2002, and 2001 respectively. This significant reduction in sales was exacerbated by the unfortunate timing of a substantial plant expansion completed in 2000. For two years in 2004 and 2005 following the recession in the furniture markets, the Company incurred supply chain disruptions and severe cost increases in certain raw materials, particularly steel, plastic, and energy-related costs. During 2005, the severe hurricanes in the Gulf Coast region of the United States impacted the availability of certain raw materials used in the production of steel; Virco also obtains plastic used in the production of certain high-volume components from the Gulf Coast region. Both the cost and availability of plastic were severely affected. Finally, Virco incurs significant costs relating to energy. The most significant of the Company’s energy costs are for diesel fuel, for both outbound freight and inbound materials, though the Company also incurs significant costs for both electricity and natural gas.
Throughout this turbulent period, the Company took corrective measures to reduce the Company’s cost structure to match the decreased sales volume and to raise prices to cover the increased cost of raw materials. Restructuring efforts, which included significant reductions in our work force, wage and hiring freezes, disciplined spending and carefully controlled capital expenditures have brought the cost structure in line with our current levels of volume. The following metrics demonstrate the improvement in our cost structure:

Metric	Fiscal 2000	Fiscal 2007
Revenue	$287,342,000	$229,565,000

Interest and Depreciation	$18,374,000	$8,919,000
Gross Margin	32.40%	36.40%
Headcount	2,300	1,200
Sales per Employee	$125,000	$191,000
Pre-Tax Operating Margin	2.40%	5.30%
Capital Expenditures	$22,711,000	$4,832,000
Concurrently with the implementation of our cost restructuring, Virco has been aggressively enhancing its product and service offerings. The Company has prioritized new product development, utilizing internal resources in addition to outside designers. For products or processes that we do not manufacture, we have partnered with other furniture and equipment manufacturers and have become authorized re-sellers of their product. Virco can now supply every need on the Furniture, Fixture, and Equipment (FF&E) line item of a school budget. We have added and enhanced project management capabilities with our PlanSCAPE® software and related training of our sales force.
During the turbulent restructuring of the furniture industry in the early 2000s, many manufacturers closed their domestic factories and purchased furniture and components from less expensive overseas locations. During this same period Virco reduced its headcount and reduced the fixed cost of the factories through disciplined capital expenditures, but retained and enhanced our domestic manufacturing capabilities through rigorous maintenance programs and acquisition of select production processes in a weak equipment market. Although the Company still sources significant quantities of components from international sources, we are slowly beginning to bring production of certain components back to the United States as the variable costs of domestic production are less than the costs of global sourcing. Furthermore, our domestic factories are a strategic resource for providing our customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
The Company anticipates that demand for furniture in the education markets may decline in the coming year. Spending for replacement furniture is typically funded out of a school’s operating budget, as are salaries and benefits for teachers and administrators. Management anticipates reduced demand for replacement furniture due to the significant financial pressures placed on school operating budgets. We anticipate a continued strong market in bond-funded projects, with project completions being slightly less than 2007.
We have already raised prices on our most significant contracts for 2008, and will increase prices as contracts renew during the year. We believe that our price increases will be adequate to substantially mitigate increases in commodity and energy costs.
Actual volume shipped during 2008 will be impacted by the behavior of our competitors in response to anticipated reductions in demand and increased input costs. We will maintain our core workforce at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities, any increase in demand for our product can be met without any required investment in physical infrastructure.
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
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company’s allowance for doubtful accounts has ranged from approximately 0.7% to 1.4% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, giving Virco’s receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco’s credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company’s sales to government entities as a percentage of total revenues.
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
Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Self-Insured Retention: For 2005 the Company was self-insured for product liability losses up to $500,000 per occurrence. For 2006, and 2007, the Company was self-insured for product liability losses ranging from $250,000 — $500,000 per occurrence. For 2005, 2006, and 2007 the Company was self-insured for workers’ compensation losses up to $250,000 per occurrence and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers’ compensation, and auto reserves for known and unknown incurred but not reported (IBNR) losses are recorded at the net present value of the estimated losses using a discount rate ranging from 5.75 — 6.00% for 2007, 2006, and 2005. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2008 will be comparable to the retention levels for 2007.
Warranty Reserve: The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. It generally warranties that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. Warranty expense for 2005 was higher than normal due to a recurring cosmetic complaint relating to a high-volume component. In 2005, the Company made appropriate engineering modifications to correct this condition, but may still incur warranty-related costs for components produced and sold in prior years.
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan, the Virco Important Performers (VIP) Plan and the Non-Employee Directors Retirement Plan, which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations under the plans using a 6.00% discount rate in 2007, a 5.75% discount rate in 2006, and a 6.5% discount rate in 2005. The Company utilized a 5.0% assumed rate of increase in compensation rates, and estimated a 6.5% return on plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduces a new assumption related to the plan freeze. It is the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allow, and the actuarial valuations assume the plans will be frozen for one additional year. If the assumption is modified to a permanent freeze, the Company would be required to immediately recognize any prior service cost / benefit. If the Company had assumed a permanent freeze, pension expense for 2007, 2006 and 2005 would have increased by $64,000, $75,000 and $9,000, respectively. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to operating losses, the Company established a valuation allowance against the net deferred tax assets in 2003. For the year ended January 31, 2007, based on this consideration, the Company anticipated that it is more likely than not that the net deferred tax assets would not be realized, and a valuation allowance was recorded against the net deferred tax assets. During the fiscal year ended January 31, 2008, the results of operations of the Company were such that the Company determined that is was more likely than not that all of the deferred tax asset would be realized, and a $10,700,000 favorable adjustment to the valuation allowance was recorded in the third quarter ended October 31, 2007. This was a non-cash benefit, resulting in a $10,700,000 net adjustment to deferred tax assets recorded in the third quarter.
At January 31, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2027 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $3,202,000 at January 31, 2008. State net operating losses that can potentially be carried forward totaled approximately $21,019,000 at January 31, 2008.
Industry Overview
As discussed above, the commercial furniture markets, including Virco’s core school markets, suffered from the economic downturn in the early 2000s. The financial difficulties experienced by our core education customers derive primarily from budgetary pressures and shortfalls at state and local government levels. The state and local budgets improved during 2005, 2006, and 2007, but still remained pressured by costs related to teacher and administrator salaries, medical care and unfunded pension obligations.
Funding for school furniture comes from two primary sources. The first source is from bonds issued to fund new school construction, make major renovations of older schools, and fully equip new and renovated schools. Funding from bond financing has been relatively stable during the past years, and is anticipated to be stable through 2008. The second source is the general operating fund, which is a primary source of replacement furniture. The decline in Virco’s sales in the early 2000s was primarily attributable to sharp reductions in replacement furniture purchased from the general fund. Approximately 80-85% of a school’s budget is spent on salaries and benefits for teachers and administrators. In times of budget shortfalls, schools traditionally attempt to retain teachers and spend less on repairs, maintenance, and replacement furniture. The Company anticipates that the level of replacement furniture purchased during 2008 could be adversely impacted by current economic conditions.
While the short-term economic conditions impacting our core customer base are not positive, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are very stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. The student population grows slowly. The volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture. Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, installation of furniture in classrooms, and opportunity to provide a complete product assortment allowing one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Finally, the financial health of the competition, both manufacturers and dealers, has been adversely impacted by the downturn in the school furniture business, creating opportunities for suppliers that can provide dependable delivery of quality product and services. The current credit environment may make it difficult for competitors to finance the significant seasonal nature of school furniture and equipment deliveries.
Virco Response to the Industry Environment
In response to robust industry growth during the mid to late 1990s, Virco built and equipped a large new furniture manufacturing and distribution facility in Conway, Arkansas, that initiated operations in 1999 and 2000. In addition to that significant capital expansion of physical capacity, the Company implemented an SAP ERP system in 1999 in response to Y2K concerns coupled with limitations to its legacy computer system. The timing of these large capital investments was unfortunate, as the economic downturn discussed above initiated approximately one year after this new capacity came on line.
In response to the sharp decline in sales in the early 2000s, many furniture manufacturers responded by shutting down significant portions of their manufacturing capacity and laying off thousands of workers, incurring large restructuring charges in the process. Virco responded with a different approach designed to preserve the Company’s manufacturing and distribution infrastructure and save the jobs of many of Virco’s trained workforce. The Company did make substantial reductions in work force, implemented wage and hiring freezes, and pursued more creative measures that addressed the unique demands of a highly seasonal business, including programs to encourage workforce flexibility. Capital expenditures were severely curtailed. Capital expenditures were reduced to a range of 25% to 40% of annual depreciation from 2001 through 2006. While expenditures on capital equipment have been curtailed, aggressive maintenance programs and opportunistic purchases of good quality used equipment have enhanced the Company’s productive capabilities. The Company embraced its ATS operating model, which facilitated reductions in inventory levels and improved levels of customer service.
The cumulative result of these years of cost reductions has been significant. Virco’s headcount of permanent employees has declined from a peak of nearly 2,950 in August 2000 to a total of approximately 1,200 permanent employees at January 31, 2008. Factory overhead, which peaked at over $72 million in fiscal year ended January 31, 2001, was less than $48 million in each of the last two fiscal years. For the last two fiscal years, factory overhead as a percentage of sales is less than it was prior to the significant capital expenditures in 1998, 1999, and 2000, despite the reduction in sales volume. Virco has accomplished this without closing factories and without closing any of the primary distribution facilities. Selling, general, and administrative expenses, which do not fluctuate as significantly with volume have declined by approximately $15 million from their peak and currently represent a lower percentage of sales as in 2000, despite our reduced sales volume.
In addition to significant cost reductions, the Company has made several investments in both product and process to strengthen its competitive position. During the last six years, Virco has completed three modest acquisitions, all within the constrained capital expenditure budgets discussed above. The first acquisition was Furniture Focus™, a reseller of FF&E that was a former Virco customer. The acquisition of Furniture Focus included their proprietary PlanSCAPE® software, used to bid and manage projects to furnish all items in the FF&E budget category of a new school project. Over the past six years, Furniture Focus has been integrated into Virco, and at the February 2006 sales meeting, a new release of the PlanSCAPE software was rolled out to the entire Virco sales force. Virco has embraced the relationships Furniture Focus had developed with other furniture manufacturers that provide FF&E not manufactured by Virco. Virco has incorporated these items into our product offering, enabling Virco to provide one-stop shopping for FF&E needs.
In addition to Furniture Focus™, Virco has acquired assets from two furniture component manufacturers. While the production of many furniture components has moved to low-cost locations such as China, many components are too bulky to import on a cost-effective basis. In 2003, Virco purchased assets and intellectual property of Corex Products, Inc., a component manufacturer of compression-molded parts. The acquired equipment was integrated into our existing compression-molding facility in Conway, Arkansas. In 2005, Virco purchased substantial injection-molding capacity from a former supplier, allowing Virco to bring the production of certain high-volume components in house. In 2006 and 2007 the Company acquired capacity for processes historically outsourced and developed tooling for significant new product launches. These machines have been integrated into our Conway, Arkansas facility.
Finally, during these years of cost reductions, Virco has continued to invest in new products, including our successful ZUMA® and Sage™ lines of education furniture. In 2007 the Company introduced two new classroom furniture collections: Metaphor™ and Telos™. Initiatives to improve product and service quality have been successful, and the Company has improved its track record for dependable on-time delivery of product during the tight summer delivery window.
The Company’s significant improvement in operating results in 2007 and 2006 reflected the cumulative effect of three years of price increases to recover increased commodity costs. In 2006, the Company introduced tiered pricing under its most significant contracts to improve the profitability of small orders. For 2008, the Company has raised prices on its major contracts, and will raise prices on other contracts as they are renewed. The Company is hopeful that these price increases will substantially offset anticipated increases in commodity costs during 2008.
Results of Operations (2007 vs. 2006)
Financial Results and Cash Flow
For the year ended January 31, 2008, the Company earned pre-tax income of $12,192,000 on net sales of $229,565,000 compared to pre-tax income of $7,991,000 on net sales of $223,107,000 in the same period last year. The current year was significantly impacted by a $10,700,000 favorable adjustment to the valuation allowance for deferred income taxes. The net income was $1.54 per share for the year ended January 31, 2008, compared to net income of $0.56 per share in the prior year. Cash flow from operations was $16,884,000 compared to $10,915,000 in the prior year.
Sales
Virco’s sales increased by nearly 3.0% in 2007 to $229,565,000 compared to $223,107,000 in 2006. The increased sales volume was attributable to increased prices, offset by a slight decline in unit volume. The Company benefited from increased project sales. Sales of Virco’s new ZUMA® and Sage™ product lines increased, but were offset by reductions in older product lines.
For 2008 the Company has raised selling prices for its more significant contracts and will raise prices on contracts as they renew. The Company anticipates that the price increases will substantially mitigate anticipated increases in raw material and energy prices. The Company continues to emphasize the value, design and color selections of Virco’s products, the value of Virco’s distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period.
Cost of Sales
Cost of sales was 64% of sales in 2007 and 65% of sales for 2006. This improvement was achieved by increased selling prices combined with moderate growth in material costs and controlled spending on manufacturing costs. At the beginning of 2007, the Company raised prices with the intent of covering the anticipated increased cost of raw materials. The Company was successful in raising prices, and achieved that goal while incurring a modest reduction in unit volume, primarily in older commodity items that sell for lower prices.
In 2008, the Company intends to maintain the improved overhead cost structure attained through controlled capital expenditures and restructurings. Because the Company has improved its financial strength, we are able to finance our production of inventory for summer delivery earlier in the year. This allows a larger portion of annual production to be by permanent employees, who tend to be more efficient and produce better quality than temporary labor.
The Company intends to more tightly integrate the ATS model with our marketing programs, product development programs, and product stocking plan. This anticipated improvement in execution of ATS should allow the Company to offer a wide variety of product while improving on-time delivery performance. The Company is beginning the year with more inventory; production levels, which will vary depending upon selling volumes, are anticipated to be slightly lower than 2007. The Company is slowly bringing production of certain items in house that were formerly acquired from outside parties, which may offset a portion of any reduction in required output.
The Company anticipates continued uncertainty and upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy, and employee benefits in the coming year. Raw material costs, especially for steel and plastic, are experiencing volatility and price pressure. For more information, please see the section below entitled “Inflation and Future Change in Prices”.
Selling, General and Administrative and Others
Selling, general and administrative expenses for the year ended January 31, 2008, increased by approximately $2.4 million, and were 30.1% as a percentage of sales as compared to 29.9% in the prior year. Freight costs decreased both in dollars and as a percentage of sales. Installation costs increased in both dollars and as a percentage of sales due to increased project orders, and selling expenses increased in dollars and as a percentage of sales due to expanded selling efforts.
For 2008, the Company intends to raise selling prices to cover anticipated increased raw material costs as well as maintaining tiered pricing to increase prices on smaller orders and orders requiring full service. If successful, this may cause freight and installation costs to decline as a percentage of sales in 2008, but there can be no assurance of attaining a reduction due to volatility in fuel and freight rates as well as fluctuations in the portion of business requiring full service.
Interest expense was $1,516,000 less than the prior year as a result of borrowing levels and interest rates being lower than the prior year.
Results of Operations (2006 vs. 2005)
Financial Results and Cash Flow
For the year ended January 31, 2007, the Company earned net income of $7,545,000 on net sales of $223,107,000 compared to a net loss of $9,574,000 on net sales of $214,450,000 in the same period in the prior year. Net income was $0.56 per share for the year ended January 31, 2007, compared to a net loss of $0.73 per share in the prior year. Cash flow from operations was $10,915,000 compared to $304,000 in the prior year.
Sales
Virco’s sales increased by 4.0% in 2006 to $223,107,000 compared to $214,450,000 in 2005. The increased sales volume was attributable to increased prices, offset by a slight decline in unit volume. The Company benefited from increased project sales and increased sales through commercial channels. Sales of Virco’s new ZUMA® product line increased, but were offset by reductions in older product lines.
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

Based on these considerations, at January 31, 2007, the Company believed that it was more likely than not that the net deferred tax assets would not be realized, and a 100% valuation allowance was recorded against the net deferred tax assets at January 31, 2007. During the year ended January 31, 2008, the operating results of the Company demonstrated the second consecutive year of significantly improved pre-tax operating results. A significant portion of the net deferred tax asset relating to NOL carryforwards was realized, and at the third quarter ending October 31, 2007, the Company determined that it was more likely than not that the net deferred tax assets would be realized. In the third quarter, the Company recorded a $10.7 million favorable adjustment to the valuation allowance against the net deferred tax assets.
Because the Company benefited from NOL carryforwards for both 2007 and 2006, the effective income tax expense was very low, with income tax expense being primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states. The tax rates experienced during the past two years, and the significant adjustment to the valuation allowance in 2007, are not expected to recur in 2008. The Company has a modest amount of NOL carryforward for federal income tax purposes, after which the Company anticipates an effective federal income tax rate of 34-35%. State income taxes will continue to benefit from NOL carryforwards, offset by state alternative minimum taxes combined with income and franchise taxes.
At January 31, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2026 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $3,202,000 at January 31, 2008. State net operating losses that can potentially be carried forward totaled approximately $21,019,000 at January 31, 2008. The Company also had determined that it is more likely than not that some portion of the state net operating loss carryforwards will not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at January 31, 2008. In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on February 1, 2007, the beginning of fiscal 2007.  There was no material impact as a result of the implementation of FIN 48.
Liquidity and Capital Resources
Working Capital Requirements
Virco addresses liquidity and capital requirements in the context of short-term seasonal requirements and long-term capital requirements of the business. The Company’s core business of selling furniture to publicly funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco’s operational, capital, and financing decisions.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term (19 years) relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. For fiscal 2008, Virco has entered into a revolving credit facility with Wells Fargo Bank, amended and restated March 18, 2008, which provides a secured revolving line of credit. Available borrowing under the line ranges from $20-$65 million depending upon the period of the seasonal business cycle. The interest rate paid under the loan adjusts quarterly depending upon rolling 12 month EBITDA. The Company can elect either LIBOR or Prime-based rate. The revolving line has a 23-month maturity.
The line of credit is secured by the Company’s accounts receivable, inventories, and equipment and property. The credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $10 million for a period of 30 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact of the Company’s liquidity. Approximately $19,074,000 was available for borrowing as of January 31, 2008.
During 2007 and 2006 the Company strengthened its balance sheet and increased liquidity through three primary methods. First, the Company earned an after-tax profit of approximately $22.2 million in 2007 and $7.5 million in 2006. The 2007 results included a $10,700,000 adjustment to deferred tax assets, but despite this large non-cash item, the Company still recorded $16,884,000 of operating cash flow. Second, in 2006 the Company raised approximately $4.8 million through a private placement of equity. Third, our continued disciplines over capital expenditures resulted in depreciation expense in excess of capital expenditures by approximately $1.8 million in 2007 and $3.6 million in 2006. This improved financial strength allowed the Company to run the factories at increased levels of production during the fourth quarter. It is the Company’s intent to run production at a more level rate building for the summer of 2008. This will allow us to use our permanent work force to build component inventory early in the year, relying less on relatively inefficient temporary labor to increase production rates closer to the summer.
During fiscal year 2005, the Company incurred operating losses, yet managed to have positive cash flow from operations. This was accomplished through the following actions. In 2005, the Company spent $3.5 million on capital expenditures compared to $8.8 million of depreciation expense. Increases in inventory were substantially financed by increases in vendor credit. The Company is budgeting for capital expenditures to be slightly less than depreciation for fiscal year 2008.
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $6,000,000 for 2008, which is slightly less than anticipated depreciation expense.
Asset Impairment
In 2002, Virco acquired certain assets of Furniture Focus™, including its proprietary PlanSCAPE® software. As part of this acquisition, the Company recorded goodwill of $2,200,000. During the period from 2003 to 2005, the Company rolled out the Furniture Focus package business nationwide and expended significant effort training the sales force in package selling. In 2006, Virco released the next generation of PlanSCAPE software and for 2008 the Company anticipates several enhancements to PlanSCAPE. Virco evaluates the impairment of goodwill at least annually, or when indicators of impairment occur. As of January 31, 2008, there has been no impairment to the goodwill recorded.
In December 2003, Virco acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. The assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with Virco’s existing compression-molding operation. In connection with this acquisition, Virco acquired certain patents and other intangible assets. As of January 31, 2008, there has been no impairment to the intangible assets recorded.
Virco made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. Virco evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2008, there has been no impairment to the long-term assets of the Company.
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
Contractual Obligations
Payments Due by Period

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years

Long-Term debt obligations	$3,727	$12	$3,680	$24	$11
Interest on long-term debt obligations	447	1	442	3	1
Capital lease obligations	119	62	57	—	—
Operating lease obligations	15,622	6,791	6,748	1,666	417
Purchase obligations	15,910	15,910	—	—	—

	$35,825	$22,776	$10,927	$1,693	$429

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $760,000 as of January 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in this report.
Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2008, the Company had bonds outstanding valued at approximately $3,800,000. To the best of management’s knowledge, in over 58 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2007. The following is a summary of the Company’s warranty-claim activity during 2007 and 2006.

	January 31,
	2008	2007
Beginning balance	$1,750	$1,500
Provision	938	1,154
Costs incurred	(938)	(904)

Ending balance	$1,750	$1,750

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
The discount rate represents an estimate of the rate at which retirement plan benefits could effectively be settled. The Company obtains data on several reference points when setting the discount rate including current rates of return available on longer term high-grade bonds and changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. For 2007, the Company used a 6.00% discount rate. For 2006 the Company used a 5.75% discount rate. For 2005 the Company used a 6.5% discount rate.
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2008 or 2007.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2007, 2006 and 2005 the Company used a 6.5% expected return on plan assets.
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. In 2003, as a result of the freeze, the projected benefit obligation decreased by approximately $7,500,000. The plan freeze is not intended to be permanent. It is management’s intention to restore some form of a retirement benefit, in the form of a 401(k) match or restoration of the pension, when the Company’s profitability and cash flow allow. During 2007, 2006, and 2005, the Company’s results of operations and financial position did not allow for a retirement benefit to be restored. Benefit accruals under the plans have remained frozen.
It is the Company’s intent to maintain the funded status of the qualified plan at a target of 90% of the current liability as determined by the plan’s actuaries. The Company contributed $3.1 million to the trust in 2007 and made no contributions to the pension trust during 2006 or 2005. Contributions during 2008 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $3 million. During 2007, 2006, and 2005, the Company paid approximately $370,000, $255,000, and $255,000 per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $526,000 for 2008.
During 2006, the Company implemented SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”. The implementation of this standard did not impact pension expense for the year. As a result of implementing SFAS No. 158, accrued pension liability increased by approximately $1.9 million, offset by an increase in other comprehensive loss. At January 31, 2008, accumulated other comprehensive loss of approximately $6.1 million ($5.1 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2008, a 1% reduction in investment return would have increased expense by approximately $100,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $225,000. A 1% reduction in the discount rate would have increased the PBO by approximately $3.6 million. If Virco elected to make the plan freeze permanent, pension expense would increase by approximately $64,000. Refer to Note 4 to the consolidated financial statements for additional information regarding the pension plans and related expenses.
Stockholders’ Equity
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of operating losses, the Company discontinued paying dividends in the second quarter of 2003. The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007. The Board of Directors intends to continue payment of a quarterly cash dividend as long as the results of operations and cash flow allow. The Board must approve each quarterly dividend payment. The Company’s current line of credit with Wells Fargo Bank restricts funds used for cash dividends and stock repurchases to a maximum of $5 million. The Company did not repurchase any shares of stock during 2007, 2006 and 2005.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2008, reflects additional paid-in capital of approximately $114 million and deficit retained earnings of approximately $37 million. Other than the losses incurred during 2003, 2004, and 2005, the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
On June 6, 2006, the Company sold 1,072,041 shares of its common stock (the “Shares”), and warrants to purchase 268,010 shares of its common stock, to WEDBUSH, Inc. and clients of Wedbush Morgan Securities, Inc. for an aggregate purchase price of $5 million, or $4.66 per Share. On June 26, 2006, the Company entered into a follow-on investment agreement with certain directors and members of management. The investment with directors and management was made under substantially the same terms but at a higher price, for the issuance of 57,455 shares of common stock and 14,363 warrants, yielding proceeds of approximately $288,000. The investment with directors and managers was completed in the fourth quarter of 2006. The Company incurred approximately $481,000 in closing costs which were netted against the proceeds received from the sale of shares. The cash received from the shares of stock was used to strengthen the balance sheet and finance seasonal business activities.

Environmental and Contingent Liabilities
The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. In addition to policies and programs designed to comply with environmental laws and regulations, Virco has enacted programs for recycling and resource recovery that have earned repeated commendations, including the 2005 and 2004 California Waste Reduction Awards Program, designation in 2003 as a Charter Member of the WasteWise Hall of Fame, in 2002 as a WasteWise Partner of the Year, and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Despite these significant accomplishments, environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite our significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations could change. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
In 2007 and 2006, the Company was self-insured for product and general liability losses ranging from $250,000-$500,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2008, the Company will be self-insured for product liability losses up to $250,000 per occurrence, for workers compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
During the past 10 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2008 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2007 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2008.
New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provision of FIN 48 on February 1, 2007, the beginning of fiscal 2007.  See Note 6 “Income Taxes” for additional information.
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on February 1, 2007, the beginning of fiscal 2007. It did not have a material impact on the Company’s financial operations or financial positions.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was scheduled to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact on its financial statements, if any, from the adoption of this standard.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of

SFAS No. 158 and applied them to the funded status of the defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000.
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007.  The Company is currently evaluating the impact to its financial statements, if any, from the adoption of this standard.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity.  Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.
In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This statement is effective for years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions”, applies to endorsement split-dollar life insurance arrangements. The Company anticipates recording a liability of approximately $2,060,000 at that time. The Company has purchased life insurance on the lives of the participants that will pay death benefits of in excess of the amount promised to participants.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Inflation and Future Change in Prices
Inflation rates had a modest impact on the Company in 2007 and 2006, and a significant impact on the results of operations for 2005 and 2004. During 2007 and 2006, raw material prices increased, but the rate of increase and volatility of pricing was substantially more moderate when compared to the prior two years. During 2005 and 2004 the Company faced substantial increases in the cost of raw materials and energy, particularly steel, plastic, and diesel fuel. For 2008, the Company anticipates continued upward pressure on costs, particularly in the areas of certain raw materials, transportation, energy and employee benefits. The prices of steel, plastic and energy have been more volatile in the first quarter of 2008 than in the prior two years. There is continued uncertainty on raw material costs that are affected by the price of oil, especially plastics. Transportation costs are also expected to be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco expects to incur continued pressure on employee benefit costs. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2005, 2006, and 2007. The Company has raised prices on its more significant contracts for 2008, and will raise prices on other contracts as they are renewed. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering increased material costs in addition to increased transportation costs as part of the bidding process. Total material costs for 2008, as a percentage of sales, could be higher than in 2007, but it is the Company’s intention to raise selling prices enough so that material costs, as a percentage of sales, will be comparable to the prior year. However, no assurance can be given that the Company will experience stable, modest or substantial increases in prices in 2008. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
The Company uses the LIFO method of accounting for the material component of inventory. Under this method, the cost of products sold as reported in the financial statements approximates current cost, and reduces the distortion in reported income due to increasing costs. Depreciation expense represents an allocation of historic acquisition costs and is less than if based on the current cost of productive capacity consumed. Through 2001-2007, the Company significantly reduced its expenditures for capital assets, but in the previous three fiscal years (1998, 1999, and 2000) the Company made the significant fixed-asset acquisitions described above. The assets acquired result in higher depreciation charges, but due to technological advances should result in operating cost savings and improved product quality. In addition, some depreciation charges were offset by a reduction in lease expense. The Company is also subject to interest rate risk related to its $3,700,000 of borrowings as of January 31, 2008, and any seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $192,000 for the 12 months ended January 31, 2008. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2008 and 2007, the Company had no derivative instruments.

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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL
REPORTING
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virco Mfg. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Virco Mfg. Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008 of Virco Mfg. Corporation and our report dated April 15, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
April 15, 2008

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2008	2007
	(In thousands)
Assets
Current assets
Cash	$2,066	$1,892
Trade accounts receivables (net of allowance for doubtful accounts of $200 in 2007 and 2006)	15,474	18,596
Other receivables	284	228

Inventories
Finished goods, net	14,564	11,651
Work in process, net	20,653	19,690
Raw materials and supplies, net	7,791	6,496

	43,008	37,837

Deferred tax assets, net	4,189	—
Prepaid expenses and other current assets	1,493	1,479

Total current assets	66,514	60,032

Property, plant and equipment
Land and land improvements	3,612	3,596
Buildings and building improvements	49,558	49,555
Machinery and equipment	114,286	109,730
Leasehold improvements	1,475	1,323

	168,931	164,204

Less accumulated depreciation and amortization	122,598	116,116

Net property, plant and equipment	46,333	48,088

Goodwill and other intangible assets	2,350	2,350
Less accumulated amortization	52	39

Net goodwill and other intangible assets	2,298	2,311

Deferred tax assets, net	5,652	—
Other assets	6,238	5,846

Total assets	$127,035	$116,277

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31
	2008	2007
	(In thousands, except per share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$4,163	$2,563
Accounts payable	14,313	14,463
Accrued compensation and employee benefits	7,762	8,094
Income tax payable	610	989
Current portion of long-term debt	74	5,074
Other accrued liabilities	7,596	5,855

Total current liabilities	34,518	37,038

Non-current liabilities
Accrued self-insurance retention and other	3,848	3,962
Accrued pension expenses	12,749	15,949
Long-term debt, less current portion	3,772	10,190

Total non-current liabilities	20,369	30,101

Deferred tax liabilities	—	260

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,428,662 shares in 2007 and 14,379,506 shares in 2006	144	143
Additional paid-in capital	114,318	113,737
Accumulated deficit	(37,224)	(59,082)
Accumulated comprehensive loss	(5,090)	(5,920)

Total stockholders’ equity	72,148	48,878

Total liabilities and stockholders’ equity	$127,035	$116,277

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31
	2008	2007	2006
	(In thousands, except per share data)
Net sales	$229,565	$223,107	$214,450
Costs of goods sold	145,901	144,495	149,785

Gross profit	83,664	78,612	64,665

Selling, general and administrative expenses	69,213	66,828	70,271
Separation costs	—	—	742
Interest expense, net	2,276	3,792	3,258
(Gain) loss on sale of assets, net	(17)	1	77

Income (loss) before income taxes	12,192	7,991	(9,683)
Income tax (benefit) expense	(10,027)	446	(109)

Net income (loss)	$22,219	$7,545	$(9,574)

Net income (loss) per common share (a)
Basic	$1.54	$0.56	$(0.73)
Diluted	$1.53	$0.55	$(0.73)

Weighted average shares outstanding
Basic	14,401	13,590	13,114
Diluted	14,539	13,611	13,114

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

			Additional			Accumulated
			Paid-in	Accumulated	Comprehensive	Comprehensive
In thousands, except share data	Shares	Amount	Capital	Deficit	Income (Loss)	Loss	Total

Balance at January 31, 2005; as previously reported	13,098,364	$131	$107,883	$(55,407)		$(3,342)	$49,265
Adjustment to beginning balances to reflect tax effect of minimum pension liability	—	—	—	(1,646)		1,646	—
Net loss	—	—	—	(9,574)	$(9,574)	—	(9,574)
Minimum pension liability	—	—	—	—	(851)	(851)	(851)

Comprehensive loss	—	—	—	—	(10,425)	—	—
Stock issued under option plans	38,924	—	260	—		—	260

Balance at January 31, 2006	13,137,288	131	108,143	(66,627)		(2,547)	39,100

Net income	—	—	—	7,545	7,545	—	7,545

Minimum pension liability	—	—	—	—	(1,462)	(1,462)	(1,462)

Comprehensive income	—	—	—	—	6,083	—	—
Stock based payments under stock compensation plans	112,722	—	754	—		—	754
Stock issued under private placement	1,129,496	12	4,840	—		—	4,852
Adoption of SFAS No. 158	—	—	—	—		(1,911)	(1,911)

Balance at January 31, 2007	14,379,506	143	113,737	(59,082)		(5,920)	48,878

Net income	—	—	—	22,219	22,219	—	22,219
Minimum pension liability, net of tax effect of $553	—	—	—	—	830	830	830

Comprehensive income	—	—	—	—	23,049	—	—
Stock based payments under stock compensation plans	49,156	1	581	—		—	582
Cash dividends	—	—	—	(361)		—	(361)

Balance at January 31, 2008	14,428,662	$144	$114,318	$(37,224)		$(5,090)	$72,148

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31
	2008	2007	2006
	(In thousand, except share data)
Operating activities
Net income (loss)	$22,219	$7,545	$(9,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities Depreciation and amortization	6,643	7,199	8,844
Provision for doubtful accounts	53	72	(2)
(Gain) loss on sale of property, plant and equipment	(17)	1	77
Deferred income taxes	(10,654)	260	—
Stock based compensation	678	754	408

Changes in operating assets and liabilities trade accounts receivable	3,070	(1,399)	(1,271)
Other receivables	(56)	149	(212)
Inventories	(5,171)	(6,220)	(5,570)
Income taxes	(379)	142	2,126
Prepaid expenses and other current assets	(290)	14	(153)
Accounts payable and accrued liabilities	788	2,398	5,576
Other	—	—	55

Net cash provided by operating activities	16,884	10,915	304

Investing activities
Capital expenditures	(4,832)	(3,622)	(3,470)
Proceeds from sale of property, plant and equipment	17	—	15
Net investment in life insurance	(116)	(167)	109

Net cash used in investing activities	(4,931)	(3,789)	(3,346)

Financing activities
Proceeds from long-term debt	3,582	—	3,330
Repayment of long-term debt	(15,000)	(11,475)	—
Proceeds from issuance of common stock	—	4,752	9
Cash dividend paid	(361)	—	—

Net cash (used in) provided by financing activities	(11,779)	(6,723)	3,339

Net increase in cash	174	403	297
Cash at beginning of year	1,892	1,489	1,192

Cash at end of year	$2,066	$1,892	$1,489

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$2,276	$3,792	$3,258
Income tax, net	1,006	44	(2,235)

Non-cash activities
Accrued asset retirement obligations	$669	$626	$583
Assets acquired under capital leases	—	186	—
See accompanying notes

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2008
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 58 years of manufacturing has resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business, and requires significant amounts of working capital through the existing credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the existing credit facility may limit the Company’s operating and financial flexibility. However, management believes that its existing cash and amounts available under the credit facility, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months.
Principles of Consolidation
The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Management Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities — and disclosure of contingent assets and liabilities — at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory; deferred tax assets and liabilities; useful lives of property, plant, and equipment; intangible assets; liabilities under pension, warranty, self-insurance, and environmental claims; and the ultimate collection of accounts receivable. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2007, 2006 and 2005, refer to the years ended January 31, 2008, 2007 and 2006, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters or credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables comes from low-risk government entities. No customers exceeded 10% of the Company’s sales for each of the three years in the period ended January 31, 2008. Foreign sales were less than 5% for the period ended January 31, 2008, and each of the prior two fiscal years.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2008 or 2007. Because of the short time between shipment and collection, the net carrying value approximates the fair value for these assets.
Fair Values of Financial Instruments
The fair values of our cash, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature.
Derivatives
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2008 and 2007, the Company had no derivative instruments.

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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2008, 2007 and 2006. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Depreciation and amortization expense was $6,643,000, $7,199,000 and $8,844,000 for fiscal year ended January 31, 2008, 2007 and 2006, respectively.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. At January 31, 2008 and 2007, the Company had no capitalized software.
The Company leases certain computer equipment under a capital lease. The cost and accumulated depreciation are included in the property, plant, and equipment accounts. Depreciation expense was $61,000, $61,000 and $51,000 for fiscal year ended January 31, 2008, 2007 and 2006, respectively. Assets acquired under capital leases totaled approximately $0, $180,000, and $0 in fiscal 2007, 2006, and 2005 respectively. Future minimum lease payments under capital leases as of January 31, 2008 are $62,000 and $57,000 in fiscal 2008 and 2009 respectively.
The Company subleases space at one of its facilities on a month to month basis. Rental income for fiscal 2007, 2006, and 2005 was $379,000, $330,000, and $36,000 respectively.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $669,000 and $626,000 at January 31, 2008 and 2007, respectively.

		Accumulated
	Asset	Depreciation	Liability

Beginning balance at January 31, 2007	$540,000	$(216,000)	$(626,000)
Additional obligation	—	—	—
Depreciation expense	—	(109,000)	—
Accretion expense	—	—	(43,000)

Ending balance at January 31, 2008	$540,000	$(325,000)	$(669,000)

Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. The Company has not recorded an impairment of assets at January 31, 2008 or 2007.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted income (loss) per share:

In thousands, except per share data	2007	2006	2005

Numerator
Net income (loss)	$22,219	$7,545	$(9,574)
Denominator
Weighted-average shares — basic	14,401	13,590	13,114

Common equivalent shares from common stock options and warrants	138	21	—

Weighted-average shares — diluted	14,539	13,611	13,114

Net income (loss) per common share (a)
Basic	$1.54	$0.56	$(0.73)
Diluted	1.53	0.55	(0.73)

(a)	For the period ended January 31, 2006, approximately 253,000 shares of unvested stock awards and incentive stock options were excluded in the computation of diluted net income per share, as the effect would have been anti-dilutive.
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
Information regarding the Company’s goodwill and other intangible assets are as follows (in thousands):

		2007			2006
		Accumulated			Accumulated
In thousands	Gross Amount	Amortization	Net Amount	Gross Amount	Amortization	Net Amount

Goodwill (not amortized)	$2,200	$—	$2,200	$2,200	$—	$2,200
Intangible assets	150	52	98	150	39	111

	$2,350	$52	$2,298	$2,350	$39	$2,311

The Company anticipates that amortization expense will be approximately $13,000 for 2009 and $7,000 for the next 4 years. The Company does not have amortization expense other than related to intangible assets.
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2008 and 2007, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2007, 2006 and 2005.
Advertising Costs
Advertising costs are expensed in the period in which they occur. Selling, general and administrative expenses include advertising costs of $1,883,000 in 2007, $1,506,000 in 2006 and $1,826,000 in 2005. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2008 and 2007, were $418,000 and $352,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. It generally warranties that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,750,000 as of January 31, 2008 and 2007, respectively.

Self-Insurance
In 2007 and 2006, the Company was self-insured for product and general liability losses ranging from $250,000 to $500,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 5.75%.
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
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installations are included in operating expenses. For the years ended January 31, 2008, 2007 and 2006, shipping and installation costs of approximately $23,612,000, $22,579,000 and $23,745,000, respectively, were included in selling, general and administrative expenses.
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
Accounting for Pensions and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income, net of tax, of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit plans resulting in a decrease in Shareholders’ Equity of $1,900,000 as of January 31, 2007.
During the year ended January 31, 2008, the Company discovered a misstatement in its previously issued consolidated financial statements for the year ended January 31, 2004. The misstatement relates to the establishment of a valuation allowance against the Company’s deferred tax assets for its minimum pension liability, and resulted in an understatement of income tax expense for the year ended January 31, 2004, in the amount of $1,650,000. Accumulated other comprehensive loss has also been misstated by an equal amount of $1,650,000 since the year ended January 31, 2004. Management has evaluated this prior period error and does not believe that the misstatement is material to its financial results for the year ended January 31, 2004, or in any year since that time. The Company has adjusted its 2004 beginning balances presented in the accompanying consolidated statements of stockholders’ equity to correctly present accumulated deficit and accumulated other comprehensive loss with no impact to shareholders’ equity.

New Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provision of FIN 48 on February 1, 2007, the beginning of fiscal 2007. See Note 6 “Income Taxes” footnote for additional information.
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on February 1, 2007, the beginning of fiscal 2007. It did not have a material impact on the Company’s financial operations or financial positions.
In September 2006, the FASB issues SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was scheduled to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact on its financial statements, if any, from the adoption of this standard.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000.
In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of any fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact to its financial statements, if any, from the adoption of this standard.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160 and 141(R).
In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This statement is effective for years beginning after December 15, 2008. This statement clarifies FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions”, that applies to endorsement split-dollar life insurance arrangements. The Company anticipates recording a liability of approximately $2,060,000 at that time. The Company has purchased life insurance on the lives of the participants that will pay death benefits of in excess of the amounts promised to participants.
2. Inventories
The current material cost for inventories exceeded LIFO cost by $7,193,000 and $7,357,000 at January 31, 2008 and 2007, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased income by $54,000, $75,000 and $60,000 in the years ended January 31, 2008, 2007 and 2006, respectively.

Details of inventory amounts, including the material portion of inventory which is valued at LIFO, at January 31, 2008 and 2007, are as follows (in thousands):

	January 31, 2008
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$10,176	$(1,849)	$6,237	$14,564
Work in process	14,402	(2,912)	9,163	20,653
Raw materials and supplies	10,210	(2,432)	13	7,791

Total	$34,788	$(7,193)	$15,413	$43,008

	January 31, 2007
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$8,559	$(1,616)	$4,708	$11,651
Work in process	13,974	(3,306)	9,022	19,690
Raw materials and supplies	8,931	(2,435)	—	6,496

Total	$31,464	$(7,357)	$13,730	$37,837

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2008	2007

Revolving credit line with Wells Fargo Bank	$3,656	$—
Term note with Wells Fargo Bank	—	15,000
Other	190	264

	3,846	15,264
Less current portion	74	5,074

	$3,772	$10,190

Outstanding stand-by letters of credit	$329	$329
At January 31, 2007, the Company had a term loan of $15,000,000 outstanding, with interest at the bank’s prime rate +0.5%. The loan was to mature in February 2008, but was extended to February 2009 by an amendment to the loan agreement in March 2007. During the year ended January 31, 2008, the Company paid off the loan in its entirety.
At January 31, 2008, the Company borrowed under an asset based line of credit. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20% – 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008.
Effective as of March 18, 2008, Virco Mfg. Corporation (the “Company”) entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note (the “Note”), dated as of March 12, 2008, in favor of the Lender. The Agreement provides the Company with an increased secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by the Lender of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature in February 1, 2010, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or LIBOR plus a fluctuating margin. The agreement has an unused commitment fee of 0.25%.
The Revolving Credit with Wells Fargo Bank is subject to various financial covenants including a liquidity requirement, a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at January 31, 2008. Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2009	$74
2010	3,725
2011	12
2012	12
2013	12
Thereafter	11
Management believes that the carrying value of debt approximated fair value at January 31, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan, the VIP Retirement Plan, and the Non-Employee Directors Retirement Plan. The annual measurement dates for the plans is December 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2008 or 2007.
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
The Company maintains a trust and funds the pension obligations for the Virco Mfg. Corporation Employees Pension. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 75% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Committee has established target asset allocations to its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 85% stock and 15% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance.
At December 31, 2007 and 2006, the amount of the plan assets invested in bond or short-term investment funds was 1% and 1%, respectively, and the balance in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP and Non-Employee Director Plans and to maintain the funded status of the Virco Mfg. Corporation Employees Pension at approximately of 90% of the current liability as determined by the plan actuaries. It is anticipated that the Company will be required to contribute approximately $526,000 to the non-qualified plans during the fiscal year ending January 31, 2009.
Payments from the qualified plan pension trust to plan participants are estimated to be $837,000 during the fiscal year ending January 31, 2009. It is anticipated that the Company will have to contribute approximately $3.0 million to the trust if the Company elects to maintain the 90% funded status. Actual contributions will depend upon investment return on the plan assets.
Payments made under the qualified plan are made from the trust fund. Payments made under the VIP Plan and Non-Employee Directors Plan are made by the Company. Estimated payments under the plans are as follows:

	Qualified		Directors
Plan Year	Plan	VIP Plan	Plan	Total

	(In thousands)
2008	$837	$526	$0	$1,363
2009	856	517	51	1,424
2010	877	495	48	1,420
2011	993	478	62	1,533
2012	991	457	58	1,506
2013 - 2017	6,355	2,027	234	8,616
Qualified Pension Plan
The Company and its subsidiaries cover all employees under a non-contributory defined benefit retirement plan, the Virco Employees’ Retirement Plan (the Plan). Benefits under the Plan are based on years of service and career average earnings. The Company’s general funding policy is to contribute enough to maintain a funded status of approximately 90% of the current liability as determined by the Plan actuaries. As a result of implementing the recognition provisions of SFAS No. 158, the Company recorded an adjustment to Comprehensive Loss of $1,910,000 during the year ended January 31, 2007. At January 31, 2006 and 2005, a full valuation allowance was recorded against the net deferred tax assets. At January 31, 2008, there was no valuation allowance against the net deferred tax assets. Accumulated comprehensive loss at January 31, 2008 and 2007, was composed of minimum pension liability adjustments. Assets of the Plan are invested in common trust funds.
The following table sets forth (in thousands) the funded status of the Plan at December 31, 2007 and 2006:

	Pension Benefits
	12/31/2007	12/31/2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$24,079	$22,284
Service cost	—	165
Interest cost	1,293	1,382
Plan participant’s contributions	—	—
Amendments	—	424
Actuarial (gains) losses	(344)	3,013
Benefits paid	(834)	(3,189)

Benefit obligation at end of year	$24,194	$24,079

Change in Plan Assets
Fair value at beginning of year	$13,911	$14,812
Actual return on plan assets	1,457	2,288
Company contributions	2,800	—
Benefits paid	(834)	(3,189)

Fair value at end of year	$17,334	$13,911

Funded Status
Unfunded status of plan	$(6,860)	$(10,167)

Accrued benefit cost	$(6,860)	(10,167)

Amounts Recognized in Statements of Financial Position
Accrued benefit liability	(6,860)	(10,167)
Accumulated other comprehensive loss	6,650	8,459

Net amount recognized	$(210)	$(1,708)

Items not yet Recognized as a Component of Net Periodic Pension Expense:
Unrecognized net actuarial losses	$4,357	$5,670
Unamortized prior service costs	2,293	2,804
Net initial asset recognition	—	(15)

	$6,650	$8,459

Supplementary Data
Projected benefit obligation	$24,194	$24,079
Accumulated benefit obligation	24,194	24,079
Fair value of plan assets	17,334	13,911

	12/31/2007	12/31/2006
Components of Net Cost
Service cost	$—	$165
Interest cost	1,293	1,382
Expected return on plan assets	(801)	(896)
Amortization of transition amount	(15)	(37)
Amortization of prior service cost	510	469
Recognized net actuarial loss	313	196

Benefit cost	$1,300	$1,279

Estimated Future Benefit Payments
FYE 01-31-2009	837
FYE 01-31-2010	856
FYE 01-31-2011	877
FYE 01-31-2012	993
FYE 01-31-2013	991
FYE 01-31-2014 to 2018	6,355

Total	$10,909

	12/31/2007	12/31/2006
Weighted Average Assumptions
Discount rate	6.00%	5.75%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A
VIP Retirement Plan
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (VIP Plan). The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,633,000 and $2,488,000 at January 31, 2008 and 2007, respectively. These cash surrender values are included in other assets in the consolidated balance sheets.
The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust.
The following table sets forth (in thousands) the funded status of the VIP Plan at December 31, 2007 and 2006:

	Non-Qualified Pension
	12/31/2007	12/31/2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,764	$5,675
Service cost	—	202
Interest cost	324	360
Plan participant’s contributions	—	—
Amendments	—	(424)
Actuarial losses	102	207
Benefits paid	(370)	(256)

Benefit obligation at end of year	$5,820	$5,764

Change in Plan Assets
Company contributions	370	256
Benefits paid	(370)	(256)

Fair value at end of year	$—	$—

Funded Status
Unfunded status of plan	$(5,820)	$(5,764)

Accrued benefit cost	$(5,820)	$(5,764)

	Non-Qualified Pension
	12/31/2007	12/31/2006
Amounts Recognized in Statements of Financial Position
Accrued benefit liability	(5,820)	(5,764)
Accumulated other comprehensive loss	(238)	—

Net amount recognized	$(6,058)	$(5,764)

Items not yet Recognized as a Component of Net Periodic Pension Expense:
Unrecognized net actuarial losses	$1,992	$2,034
Unamortized prior service costs	(2,230)	(2,729)

	$(238)	$(695)

Supplementary Data
Projected benefit obligation	$5,820	$5,764
Accumulated benefit obligation	5,820	5,764
Fair value of plan assets	—	—

Components of Net Cost
Service cost	$—	$202
Interest cost	324	360
Amortization of prior service cost	(499)	(535)
Recognized net actuarial loss	144	119

Benefit cost	$(31)	$146

Estimated Future Benefit Payments
FYE 01-31-2009	526
FYE 01-31-2010	517
FYE 01-31-2011	495
FYE 01-31-2012	478
FYE 01-31-2013	457
FYE 01-31-2014 to 2018	2,027

Total	$4,500

Weighted Average Assumptions
Discount rate	6.00%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Non-Employee Directors Retirement Plan
In April 2001, the Board of Directors established a non-qualified plan for non-employee directors of the Company. The plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2008, the plan did not hold any assets.
The following table sets forth (in thousands) the funded status of the Non-Employee Directors Retirement Plan at December 31, 2007 and 2006:

	Non-Qualified Outside
	Directors
	12/31/2007	12/31/2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$471	$419
Service cost	28	26
Interest cost	27	27
Actuarial (gains)	(56)	(1)
Benefits paid	—	—

Benefit obligation at end of year	$470	$471

	Non-Qualified Outside
	Directors
	12/31/2007	12/31/2006
Funded Status
Unfunded status of plan	$(470)	$(471)

Accrued benefit cost	$(470)	$(471)

Amounts Recognized in Statements of Financial Position
Accrued benefit liability	$(470)	$(471)
Accumulate other comprehensive loss	—	—

Net amount recognized	$(470)	$(471)

Items not yet Recognized as a Component of Net Periodic Pension Expense:
Unrecognized net actuarial gain	$(230)	$(198)
Unamortized prior service costs	—
Net initial asset recognition	—

	$(230)	(198)

Supplementary Data
Projected benefit obligation	$470	$471
Accumulated benefit obligation	470	471
Fair value of plan assets	—	—

Components of Net Cost
Service cost	$28	$26
Interest cost	27	27
Amortization of prior service cost		23
Recognized net actuarial loss	(25)	(28)

Benefit cost	$30	$48

Estimated Future Benefit Payments
FYE 01-31-2009	—
FYE 01-31-2010	51
FYE 01-31-2011	48
FYE 01-31-2012	62
FYE 01-31-2013	58
FYE 01-31-2014 to 2017	234

Total	$453

Weighted Average Assumptions
Discount rate	6.00%	5.75%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Implementation of SFAS No. 158
The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status its defined benefit plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit plans resulted in a decrease in Shareholders’ Equity of $1,900,000.

The amounts in accumulated other comprehensive (loss) that are expected to be recognized as components of net periodic pension expense during 2008 are as follows:

	Qualified	VIP	Directors
In thousands	Plan	Plan	Plan

Actuarial (gain)/loss recognition	$190	$143	$(32)
Prior service cost recognition	510	(318)	—
Net initial obligation/(asset) recognition	—	—	—
The incremental effect of applying SFAS No. 158 on individual lines of the Consolidated Balance Sheet at January 31, 2007 was (in thousands):

	Before	Effect of	After
	SFAS No.	SFAS No.	SFAS No.
In thousands	158	158	158

Assets:
Other non-current assets	$2,804	$(2,804)	$—

Liabilities:
Accrued pension expenses	$16,842	$893	$15,949

Shareholders’ equity:
Accumulated comprehensive loss	$50,789	$(1,911)	$48,878
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2008 and 2007, the plan held 494,478 shares and 512,783 shares of Virco stock, respectively. For the fiscal years ended January 31, 2008, 2007 and 2006, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,070,000 and $2,946,000 at January 31, 2008 and 2007 respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust.
In the first quarter of fiscal year ending January 31, 2009, the Company will implement EITF 06-04 which requires the Company record a liability equal to the present value of death benefits promised to participants. The Company anticipates recording a liability of approximately $2,060,000 at that time. The Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $5,950,000.
5. Stock Based Compensation and Stockholders Rights
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Incentive Plan (the 2007 Plan) and the 1997 Employee Incentive Stock Plan (the 1997 Plan). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan is expensed ratably over the vesting period of the awards. The Company granted 275,387 awards during fiscal 2007. As of January 31, 2008, there were approximately 724,613 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 161,433 unexercised options outstanding. There was no stock option grant for the fiscal year ended January 31, 2008, under the 1997 Plan. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Accounting for the Plans
Prior to February 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock Based Compensation”. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified prospective-transition. The modified prospective method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted during fiscal 2007. Accordingly, no compensation expense was recorded on the Company’s options during the twelve months ended January 31, 2008. At January 31, 2008, the Company had no unrecognized compensation expense relating to options.
The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

Year ended January 31,
in thousands except per share data	2006

Net loss, as reported	$(9,574)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	(51)

Net loss, pro forma	$(9,625)

Basic earnings per share:
Net income loss, as reported	$(0.73)
Net income loss, pro forma	(0.73)

Diluted earnings per share:
Net income loss, as reported	$(0.73)
Net income loss, pro forma	(0.73)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life	5 years
Risk-free interest rate	4.5%
Expected volatility	0.26
Expected dividend yield	0%
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
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	234,594	$12.53	292,571	$11.56	367,888	$11.39
Granted	—	—	—	—	14,000	7.20
Exercised	—	—	—	—	(2,922)	2.91
Forfeited	(73,161)	14.89	(57,977)	7.66	(86,395)	9.28

Outstanding at end of year	161,433	11.46	234,594	12.53	292,571	11.56

Exercisable at end of year	161,433	11.46	234,594	12.53	292,571	11.56

Weighted-average fair value of options granted during the year		—		—		2.78

The data included in the above table have been retroactively adjusted, if applicable, for stock dividends.
Information regarding stock options outstanding as of January 31, 2008, is as follows:

Options Outstanding			Options Exercisable
		Remaining
		Contractual
Price	Number of Shares	Life	Number of Shares	Price

$8.82	12,100	3.55	12,100	$8.82
$11.06	90,769	1.47	90,769	$11.06
$12.64	58,564	0.70	58,564	$12.64

$11.46	161,433	1.35	161,433	$11.46

As all options had vested prior to February 1, 2007, there was no effect on the statement of operations or cash flows due to the adoption of FASB Statement No. 123(R).
Restricted Stock Unit Awards
On June 30, 2004, the Company granted a total of 270,000 restricted stock units, with an estimated fair value of $6.92 per unit and exercise price of $0.01 per unit, to eligible employees under the 1997 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $353,000 for the fiscal year ended January 31, 2008 and 2007; and $367,000 for the fiscal year ended January 31, 2006. As of January 31, 2008, there was approximately $500,000 of unrecognized compensation cost related to non-vested restricted stock unit awards, which is expected to be recognized through June 30, 2009.
On January 13, 2006, the Company granted a total of 73,881 restricted stock units, with an estimated fair value of $5.21 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock units vested 100% on July 5, 2006. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. For the twelve months ended January 31, 2007, compensation expense incurred in connection with this award was $343,000. As of January 31, 2008, there was no recognized or unrecognized compensation cost related to this award.
On June 20, 2006, the Company granted a total of 17,640 shares of restricted stock, with an estimated fair value of $4.96 per unit and exercise price of $0.01 per unit, to non-employee directors under the 1997 Plan. Interests in such restricted stock vested 100% on June 19, 2007. Compensation expense is recognized based on the estimated fair value of restricted stock and vesting provisions. Compensation expense incurred in connection with this award was $29,000 for the fiscal year ended January 31, 2008 and $58,000 for the fiscal year ended January 31, 2007. As of January 31, 2008, there was no unrecognized compensation cost related to non-vested restricted stock awards. As the compensation cost for the restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the statements of operations due to the adoption of FASB Statement No. 123(R). At February 1, 2006, the Company recorded a reclassification of $247,000 from current liabilities to additional paid-in capital.
On June 19, 2007, the Company granted a total of 12,887 shares of restricted stock, with an estimated fair value of $6.79 per unit and exercise price of $0.01 per unit, to non-employee directors under the 2007 Plan. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $58,000 for the fiscal year ended January 31, 2008. As of January 31, 2008, there was approximately $29,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized through June 18, 2008.
On June 19, 2007, the Company also granted a total of 262,500 restricted stock units, with an estimated fair value of $6.79 per unit and exercise price of $0.01 per unit, to eligible employees under the 2007 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date. At such time that the restricted stock units vest, they become exchangeable for shares of common stock. Compensation expense is recognized based on the estimated fair value of restricted stock units and vesting provisions. Compensation expense incurred in connection with this award was $238,000 for the fiscal year ended January 31, 2008. As of January 31, 2008, there was approximately $1,542,000 of unrecognized compensation cost related to non-vested restricted stock unit awards, which is expected to be recognized through June 18, 2012.

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		average fair		average fair		average fair
		value of		value of		value of
	Restricted	restricted	Restricted	restricted	Restricted	restricted
	stock units	stock units	stock units	stock units	stock units	stock units

Outstanding at beginning of year	153,000	$6.91	277,881	$6.91	270,000	$6.92
Granted	275,387	6.79	17,640	4.96	73,881	5.21
Vested	(63,887)	6.64	(142,521)	4.99	(54,000)	6.80
Forfeited	—		—	—	(12,000)	6.92

Outstanding at end of year	364,500	6.82	153,000	6.91	277,881	6.91

Weighted-average fair value of restricted stock units granted during the year		$6.79		$4.96		$5.21
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
6. Income Taxes
The income (benefit) expense for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2008	2007	2006

Statutory	$4,145	$2,717	$(3,292)
State taxes (net of federal tax)	458	272	(329)
Change in valuation allowance	(14,750)	(2,432)	3,721
Other	120	(111)	(209)

	$(10,027)	$446	$(109)

Significant components of the (benefit) expense for income taxes (in thousands) attributed to continuing operations are as follows:

	January 31,
	2008	2007	2006

Current
Federal	$284	$220	$—
State	343	(34)	(109)

	627	186	(109)

Deferred
Federal	3,927	2,205	(3,502)
State	169	487	(219)

	4,096	2,692	(3,721)
Valuation allowance	(14,750)	(2,432)	3,721

	(10,654)	260	—

	$(10,027)	$446	$(109)

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
	2008	2007
Deferred tax assets
Accrued vacation and sick leave	$1,232	$979
Retirement plans	5,213	6,517
Insurance reserves	1,256	1,060
Inventory	989	858
Warranty	665	655
Net operating loss carry forwards	2,517	6,872

	11,872	16,941

Deferred tax liabilities
Tax in excess of book depreciation	(985)	(1,407)
Other	(205)	(204)

	(1,190)	(1,611)

Valuation allowance	(841)	(15,591)

Net deferred tax asset (liability)	$9,841	$(260)

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of FIN 48. The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2007 to January 31, 2008 (in thousands):

Balance as of February 1, 2007	$525,000
Increases related to prior year tax positions	90,000
Decreases related to prior year tax positions	(150,000)
Increases related to current year tax positions	60,000
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statue of limitations	—

Balance as of January 31, 2008	$525,000

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $346,000 as of February 1, 2007 and January 31, 2008.
The Company recognized interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses which is consistent with the recognition of these items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $240,000 at January 31, 2008 and 2007. The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2004 with no issues pending or unresolved. The years 2005 through 2007 remain open for examination by the IRS.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2008, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this consideration, the Company anticipates that it is more likely than not that the net of certain deferred tax assets will be realized, and a $14,750,000 valuation allowance previously recorded against certain of the net deferred tax assets at January 31, 2007 was released at October 31, 2007. The Company also had determined that it is more likely than not that some portion of the state net operating loss carryforwards will not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at January 31, 2008.
At January 31, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2027. Federal net operating losses that can potentially be carried forward total approximately $3,202,000 at January 31, 2008. State net operating losses that can potentially be carried forward total approximately $21,019,000 at January 31, 2008. The Company also had determined that it is more likely than not that some portion of the state net operating loss carryforwards will not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at January 31, 2008.
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
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2008, are as follows:

Year ending January 31,
2009	$6,791
2010	5,607
2011	1,141
2012	934
2013	732
Thereafter	417
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2008	$7,491
2007	8,019
2006	9,457
The Company has issued purchase commitments for raw materials at January 31, 2008, of approximately $15,910,000. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in the fiscal year ending January 31, 2009.
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
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act, or CERCLA, for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. We reserve amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2008 and 2007, the Company had reserves of approximately $100,000 for such environmental contingencies. An estimate of liability in excess of this amount cannot be made.
The Company has a self-insured retention for product and general liability losses ranging from $250,000 to $500,000 per occurrence, workers’ compensation liability losses up to $250,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $3,450,000 and $2,835,000 at January 31, 2008 and 2007, respectively, based upon the Company’s estimated payout period of four years using a 5.75% discount rate.
Workers’ compensation, automobile, general and product liability claims may be asserted in the future for events not currently known by management. Management does not anticipate that any related settlement, after consideration of the existing reserve for claims incurred and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations or cash flows. Estimated payments under the self-insurance programs are as follows (in thousands):

Year ending January 31,
2009	$750
2010	750
2011	750
2012	750
2013	750

Total	3,750
Discount to net present value	(300)

Thereafter	$3,450

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The majority of the Company’s products sold through January 31, 2006, carry a five-year warranty. Effective February 1, 2006, the Company extended its standard warranty period to 10 years. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is in accrued liabilities in the accompanying consolidated balance sheets.
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2008	2007

Beginning balance	$1,750	$1,500
Provision	938	1,154
Costs incurred	(938)	(904)

Ending balance	$1,750	$1,750

10. Other Financing Activities
On June 6, 2006, WEDBUSH, Inc. and Wedbush Morgan Securities, Inc. (together with WEDBUSH, Inc., the “Purchasers”), entered into a stock purchase agreement (the “Agreement”) with the Company. Pursuant to the Agreement, (a) the Purchasers purchased from the Company shares (the “Shares”) of the Company’s common stock yielding gross proceeds to the Company of $5,000,000 at a purchase price per share of $4.66 (the “Per Share Purchase Price”) and (b) the Company issued warrants to the Purchasers exercisable for 268,010 shares of common stock pursuant to which the Purchasers will have the right to acquire the 268,010 shares at an exercise price of 120% of the Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The Company filed a Registration Statement on Form S-3 registering the resale of the Shares on July 6, 2006, and amended that registration statement on August 17, 2006. The Registration Statement became effective on September 18, 2006. Wedbush Morgan holds the securities purchased pursuant to the Agreement as nominee on behalf those of its clients which purchased the securities.
On June 26, 2006, certain members of management and certain Directors (the “Follow-on Purchasers”) entered into a stock purchase agreement with the Company to purchase shares of common stock and warrants. On August 29, 2007, this agreement was rescinded and replaced with a similar agreement for the purchase of 57,455 shares at a purchase price per share of $5.02 (the “Follow-on Per Share Purchase Price”) yielding gross proceeds to the Company of approximately $288,000. Additionally the Company issued warrants to the Follow-on Purchasers exercisable for 14,364 shares of common stock pursuant to which the Follow-on Purchasers will have the right to acquire the 14,364 shares at an exercise price of 120% of the Follow-on Per Share Purchase Price during the first three years following the closing of the transaction and at 130% of the Follow-on Per Share Purchase Price during the fourth and fifth years following the closing of the transaction. The transaction closed during the third quarter ended October 31, 2006.

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
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2008 and 2007, are summarized as follows (in thousands, except per share data):

	April 30	July 30	October 31	January 31

Year ended January 31, 2008
Net sales	$31,122	$88,931	$76,977	$32,535
Gross profit	11,550	33,716	27,939	10,459
Net (loss) income	(2,980)	11,611	16,738	(3,150)

Per common share
Net (loss) income (1)
Basic	$(0.21)	$0.81	$1.16	$(0.22)
Assuming dilution	(0.21)	0.80	1.15	(0.22)

Year ended January 31, 2007
Net sales	$34,515	$78,595	$73,678	$36,319
Gross profit	11,494	28,383	27,092	11,643
Net (loss) income	(3,267)	7,832	5,833	(2,853)

Per common share (1)
Net (loss) income
Basic	$(0.25)	$0.58	$0.41	$(0.20)
Assuming dilution	(0.25)	0.58	0.41	(0.20)

(1)	Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.
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
Virco carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on pages 32 and 33, respectively.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2008, and in Part I of this report under the heading “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2008.
Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2008.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules

1.	The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets — January 31, 2008 and 2007.
Consolidated statements of operations — Years ended January 31, 2008, 2007, and 2006.
Consolidated statements of stockholders’ equity — Years ended January 31, 2008, 2007, and 2006.
Consolidated statements of cash flows — Years ended January 31, 2008, 2007, and 2006.
Notes to consolidated financial statements — January 31, 2008.

2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:

VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2008, 2007 AND 2006
(In Thousands)

Col. A	Col. B	Col. C	Col. E	Col. F
		Charged to	Deductions from
	Beginning Balance	Expenses	Reserves	Ending Balance

Allowance for doubtful accounts for the period ended:
January 31, 2008	$200	$53	$53	$200
January 31, 2007	$200	$72	$72	$200
January 31, 2006	$225	$—	$25	$200

Inventory valuation reserve for the period ended:
January 31, 2008	$1,400	$250	$—	$1,650
January 31, 2007	$1,400	$—	$—	$1,400
January 31, 2006	$1,400	$—	$—	$1,400

Warranty reserve for the period ended:
January 31, 2008	$1,750	$938	$938	$1,750
January 31, 2007	$1,500	$1,154	$904	$1,750
January 31, 2006	$1,500	$900	$900	$1,500

Product, workers compensation and automobile liability reserves for the period ended:
January 31, 2008	$2,835	$470	$—	$3,305
January 31, 2007	$1,620	$1,215	$—	$2,835
January 31, 2006	$2,400	$—	$780	$1,620

Deferred tax valuation allowance for the period ended:
January 31, 2008	$15,591	$—	$14,750	$841
January 31, 2007	$16,640	$—	$1,049	$15,591
January 31, 2006	$12,919	$3,721	$—	$16,640
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

VIRCO MFG. CORPORATION
Date: April 15, 2008	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive
Robert A. Virtue	Officer, President and Director (Principal Executive Officer)	April 15, 2008

/s/ Douglas A. Virtue	Director	April 15, 2008
Douglas A. Virtue

/s/ Robert E. Dose	Vice President — Finance, Secretary and
Robert E. Dose	Treasurer (Principal Financial Officer)	April 15, 2008

/s/ Bassey Yau	Corporate Controller
Bassey Yau	(Principal Accounting Officer)	April 15, 2008

/s/ Donald S. Friesz	Director	April 15, 2008
Donald S. Friesz

/s/ Thomas J. Schulte	Director	April 15, 2008
Thomas J. Schulte

/s/ Robert K. Montgomery	Director	April 15, 2008
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 15, 2008
Albert J. Moyer

/s/ Glen D. Parish	Director	April 15, 2008
Glen D. Parish

/s/ Donald A. Patrick	Director	April 15, 2008
Donald A. Patrick

/s/ James R. Wilburn	Director	April 15, 2008
James R. Wilburn

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2008

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

4.1	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996.

4.2	Amendment dated as of April 30, 2007 by and between the Company and Mellow Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996, as incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2007.

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2006, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.13	Term Note dated March 26, 2007 between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

Exhibit
Number	Description
10.14	Amendment No. 4 to Amended and Restated Credit Agreement dated as of March 26, 2007, between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.15	Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.19	Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.20	Second Amended and Restated Credit Agreement, dated as of March 12, 2008 between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.21	Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.22	Master Reaffirmation Agreement, dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.23	Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

21.1	List of All Subsidiaries of Virco Mfg. Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.