Form 10-Q
period 2008-04-30
VIRCO MFG CORPORATION
filed 2008-06-06
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Common Stock, $.01 par value – 14,428,662 shares as of May 30, 2008.

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
     Exhibit 32.1 – Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2008	1/31/2008	4/30/2007
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$1,487	$2,066	$1,523
Trade accounts receivable	13,115	15,674	14,133
Less allowance for doubtful accounts	224	200	208

	12,891	15,474	13,925
Net trade accounts receivable

Other receivables	86	284	85

Inventories
Finished goods, net	25,026	14,564	20,443
Work in process, net	27,631	20,653	25,376
Raw materials and supplies, net	10,412	7,791	7,031

	63,069	43,008	52,850

Deferred tax assets, net	5,880	4,189	—
Prepaid expenses and other current assets	1,755	1,493	1,767

Total current assets	85,168	66,514	70,150

Property, plant and equipment:
Land and land improvements	3,626	3,612	3,596
Buildings and building improvements	49,558	49,558	49,555
Machinery and equipment	115,074	114,286	110,607
Leasehold improvements	1,477	1,475	1,338

	169,735	168,931	165,096
Less accumulated depreciation and amortization	123,986	122,598	117,728

Net property, plant and equipment	45,749	46,333	47,368

Goodwill and other intangible assets	2,350	2,350	2,350
Less accumulated amortization	56	52	42

Net goodwill and other intangible assets	2,294	2,298	2,308

Deferred tax assets, net	5,652	5,652	—
Other assets	6,238	6,238	5,846

Total assets	$145,101	$127,035	$125,672

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2008	1/31/2008	4/30/2007
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Checks released but not yet cleared bank	$1,943	$4,163	$1,664
Accounts payable	13,424	14,313	13,414
Accrued compensation and employee benefits	5,524	7,762	5,860
Current portion of long-term debt	9,152	74	5,074
Other accrued liabilities	8,949	8,206	6,367

Total current liabilities	38,992	34,518	32,379

Non-current liabilities:
Accrued self-insurance retention and other	4,745	3,848	4,911
Accrued pension expenses	13,956	12,749	16,248
Long-term debt, less current portion	20,097	3,772	25,866

Total non-current liabilities	38,798	20,369	47,025

Deferred income taxes, net	—	—	260

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock

Authorized 25,000,000 shares, $.01 par value; issued 14,428,662 shares at 4/30/2008 and 1/31/2008, and 14,379,506 shares at 4/30/2007	144	144	143
Additional paid-in capital	114,517	114,318	113,847
Accumulated deficit	(42,260)	(37,224)	(60,416)
Accumulated comprehensive loss	(5,090)	(5,090)	(7,566)

Total stockholders’ equity	67,311	72,148	46,008

Total liabilities and stockholders’ equity	$145,101	$127,035	$125,672

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	4/30/2008	4/30/2007
	(In thousands, except share data)
Net sales	$29,194	$31,122
Costs of goods sold	19,641	19,572

Gross profit	9,553	11,550

Selling, general, administrative & other expenses	13,791	13,986
Interest expense	309	544

Loss before income taxes	(4,547)	(2,980)

Provision for income taxes	(1,691)	—

Net loss	$(2,856)	$(2,980)

Net loss per common share
Basic and diluted	$(0.20)	$(0.21)

Weighted average shares outstanding
Basic and diluted	14,429	14,380

Dividend per common share
Cash	$0.025	$—
Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2008	4/30/2007
	(In thousands)
Operating activities

Net loss	$(2,856)	$(2,980)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,458	1,730
Provision for doubtful accounts	20	8
Gain on sale of property, plant and equipment	—	(17)
Deferred income taxes	(1,691)	—
Stock based compensation	200	110

Changes in operating assets and liabilities
Trade accounts receivable	2,563	4,663
Other receivables	198	143
Inventories	(20,061)	(15,013)
Income taxes	42	2
Prepaid expenses and other current assets	(262)	(288)
Accounts payable and accrued liabilities	(4,374)	(3,423)

Net cash used in operating activities	(24,763)	(15,065)

Investing activities
Capital expenditures	(860)	(997)
Proceeds from sale of property, plant and equipment	—	17

Net cash used in investing activities	(860)	(980)

Financing activities
Issuance of long-term debt	25,422	15,694
Repayment of long-term debt	(18)	(18)
Cash dividends paid	(360)	—

Net cash provided by financing activities	25,044	15,676

Net decrease in cash	(579)	(369)
Cash at beginning of year	2,066	1,892

Cash at end of year	$1,487	$1,523

Non cash disclosures:

Increase to long term liabilities as a result of the adoption of EITF 06-4	$1,820
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In October 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This statement is effective for fiscal years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions,” applies to endorsement split-dollar life insurance arrangements. Prior to 2003, the Company provided split-dollar life insurance benefits to substantially all management employees. In 2003, the Company terminated the program for all active employees and surrendered the related policies. The Company did not terminate the policies for employees that had retired prior to 2003. The Company has purchased life insurance on the lives of the retired participants that will pay death benefits in excess of the amount promised to participants. The Company adopted EITF 06-4 on February 1, 2008, and recorded a $1,820,000 adjustment to its balance sheet to record a non-current liability included with accrued pension benefits and an equal decrease in retained earnings. The Company expects to incur approximately $120,000 per year of accretion expense related to the liability, offset by collection of death benefits. There was no impact on prior periods related to this adoption.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements “. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning February 1, 2008 for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of April 30, 2008, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt

SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning February 1, 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000. In the fiscal year ending January 31, 2009 the Company will recognize the impact of using the fiscal year end date for recording pension expense and liabilities. The Company will use the second alternative transition method (Method 2). The actuarial valuation prepared at year end will cover a 13 month period, and the estimated transition period adjustment will be charged to retained earnings. The Company is currently evaluating the impact on its financial statements, if any, from the adoption of this standard.
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
Note 4. Inventories
Fiscal year end financial statements at January 31, 2008 reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2008 and 2007, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three months ended April 30, 2008 and 2007. LIFO reserves at April 30, 2008, January 31, 2008 and April 30, 2007 were $7,193,000, $7,193,000 and $7,357,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Effective as of March 18, 2008, Company entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note (the “Note”), dated as of March 12, 2008, in favor of the Lender. The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by the Lender of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries. Availability under the line was $35,900,000 at April 30, 2008.
The Revolving Credit will mature on February 1, 2010, Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement has an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a current ratio requirement, a fixed charge requirement, and a funded debt to EBITDA covenant. The Agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at April 30, 2008. Management believes the carrying value of debt approximated fair value at April 30, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
At January 31, 2008, the Company borrowed under an asset based line of credit with Wells Fargo. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20%- 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008. This line was replaced by the Second Amended and Restated Credit Agreement (the “Agreement”) described above.
Note 6. Income Taxes
On February 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. At the adoption date of February 1, 2007, the Company had approximately $525,000 of unrecognized tax benefits. In addition, the Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $240,000 at April 30, 2008 and January 31, 2008. The specific timing of when the resolution of each tax position will be reached is uncertain. As of April 30, 2008, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The years 2005 through 2007 remain open for examination by the IRS. The tax years 2003 to 2007 remain open for major state taxing jurisdictions. The Company is not being audited by a major taxing jurisdiction at April 30, 2008.
At April 30, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2027. Federal net operating losses that can potentially be carried forward total approximately $7,749,000 at April 30, 2008. State net operating losses that can potentially be carried forward total approximately $25,566,000 and at April 30, 2008. The Company also had determined that it is more likely than not that some portion of the state net operating loss carryforwards will not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at April 30, 2008 and January 31, 2008.
At April 30, 2007, the Company had determined that it is more likely than not that the net deferred tax assets will not be realized and had recorded a full valuation allowance against its net deferred tax assets.
Note 7. Net Loss per Share

	Three Months Ended
	4/30/2008	4/30/2007
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(2,856)	$(2,980)

Denominators:	14,429	14,380
Denominator for basic net loss per share weighted-average common shares outstanding
Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,429	14,380

Net loss per share — basic and diluted	$(0.20)	$(0.21)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2008 and 2007, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2008 and 2007, was 63,000 and 148,000, respectively.
Note 8. Stock Based Compensation
The Company’s two stock plans are the 2007 Employee Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”), which is now expired. Under the 2007 Plan, the Company is permitted to grant an aggregate of 1,000,000 shares of common stock to its employees and directors in the form of stock options or other stock-based awards. As of April 30, 2008, 12,887 stock awards and 262,500 stock units have been issued under the 2007 Plan and 724,613 shares remain available for future grant. The Company’s 1997 Plan expired in 2007. At April 30, 2008 there were 161,433 unexercised options outstanding that were issued pursuant to the 1997 Plan. Stock options granted under the 2007 Plan and 1997 Plan have an exercise price equal to the market price at the date of grant and have a maximum term of 10 years.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. While the Company does not have a formal written policy detailing the procedure for exercising stock options, it requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.
Accounting for the Plans
Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. The modified prospective-transition method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted or modified since the adoption of FASB Statement No. 123(R). As the compensation cost for restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the statements of operations, due to the adoption of FASB Statement No. 123(R). Accordingly, no compensation expense was recorded on the Company’s options during the three ended April 30, 2008 or April 30, 2007.
Restricted Stock and Stock Unit Awards
On June 19, 2007, the Company granted a total of 262,500 restricted stock units, with an estimated fair value of $6.79 per unit and exercise price of $0.01 per unit, to eligible employees under the 2007 Plan. Interests in such restricted stock units vest ratably over five years, with such units vesting 20% at each anniversary date.
On June 19, 2007, the Company granted a total of 12,887 shares of restricted stock, with an estimated fair value of $6.79 per share and exercise price of $0.01 per share, to non-employee directors under the 2007 Plan. Interests in such restricted stock vest 100% at June 18, 2008.
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
The outstanding awards can be summarized as follows:

			Unrecognized
			Compensation
	Expense for 3 months ended		Cost at
	04/30/2008	04/30/2007	04/30/2008

2007 Stock Incentive Plan

262,500 Restricted Stock Units issued 6/19/2007, vesting over 5 years	$89,000	—	$1,453,000

12,887 Grants of Restricted Stock issued 6/19/2007, vesting over 1 year	22,000	—	7,000

1997 Employee Incentive Stock Plan

270,000 Restricted Stock Units issued 6/30/2004, vesting over 5 years	89,000	88,000	412,000

17,640 Grants of Restricted Stock issued 6/20/2006, vesting over 1 year	—	22,000	—

Totals for the period	$200,000	$110,000	$1,872,000

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
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended April 30, 2008 and 2007 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at April 30, 2008 and 2007 and January 31, 2008 is composed of minimum pension liability adjustments.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the VIP Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.
The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended April 30,
	Employee’s Retirement				Non-Employee Directors
	Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Service cost	$—	$41	$—	$50	$5	$6
Interest cost	388	345	90	90	8	7
Expected return on plan assets	(300)	(224)	—	—	—	—
Amortization of transition amount	—	(9)	—	—	—	—
Amortization of prior service cost	138	117	(80)	(134)	—	6
Recognized net actuarial (gain) or loss	50	49	40	30	(8)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$276	$319	$50	$36	$5	$12

Note 11. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The majority of the Company’s products sold through January 31, 2005 carry a five-year warranty. Effective February 1, 2005, the Company extended its standard warranty period to 10 years. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included in accrued liabilities in the accompanying consolidated balance sheets.
The following is a summary of the Company’s warranty claim activity for the three month periods each ended April 30, 2008 and 2007 (in thousands):

	April 30,
	2008	2007

Beginning balance	$1,750	$1,750
Provision	543	345
Costs incurred	(343)	(245)

Ending balance	$1,950	$1,850

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended April 30, 2008, the Company incurred a pre-tax loss of $4,547,000 on net sales of $29,194,000 compared to a pre-tax loss of $2,980,000 on net sales of $31,122,000 in the same period last year.
Net sales for the three months ended April 30, 2008 decreased by $1,928,000, a 6.2% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 2.9% compared to the prior year. Backlog at April 30, 2008 increased by approximately 8% compared to the prior year. The combination of year-to-date net sales plus backlog at April 30, 2008 has increased by 1.5% compared to the prior year. Activity for the quarter reflects an increase in selling prices, offset by a reduction in unit volume. Business activity for the quarter was impacted by general economic conditions, particularly those that impact tax receipts and the funded status of public schools.
Gross margin as a percentage of sales decreased to 32.7% for the three months ended April 30, 2008 compared to 37.1% in the same period last year. The reduction in gross margin was attributable to increased costs for raw material and increased manufacturing overhead variance. The Company incurred increased raw material costs, particularly for steel and plastic. Overhead increased as a percentage of sales due to a reduction in production levels compared to the prior year, combined with increased costs for certain utilities and other operating expenses.
Selling, general and administrative expense for the three months ended April 30, 2008 decreased by approximately $195,000 compared to the same period last year, but increased as a percentage of sales by 2.3%. The increase as a percentage of sales was primarily attributable to the reduction in net sales for the three months ended April 30, 2008.
Liquidity and Capital Resources
Interest expense decreased by approximately $235,000 for the three months ended April 30, 2008 compared to the same period last year. The decrease was due to reduced interest rates in addition to lower loan balances under our line of credit with Wells Fargo.
As a result of seasonally lower shipments in the three months ended April 30, 2008 compared to the three months ended January 31, 2008 and the three months ended April 30, 2007, accounts and notes receivable were reduced at April 30, 2008 compared to January 31, 2008 and April 30, 2007. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. For the current fiscal quarter, the Company increased inventory by approximately $20,000,000 compared to January 31, 2008 and by approximately $10,000,000 compared to April 30, 2007. The increases in inventory compared to April 30, 2007 are a combination of several components. First, the Company has increased its inventory of raw materials and products purchased for resale. These inventory positions are intended to facilitate timely delivery of complete orders during the summer months. Second, the cost of raw materials, especially steel and plastic has increased, and a portion of the increase in inventory is related to the valuation of the Company’s raw materials. These increases in inventory will impact the purchases of raw materials and resale items in the second and third quarters of 2008, but will not have an adverse impact on required level of production and related overhead absorption in those quarters. Third, the Company expanded its stocking program to include new product initiatives. The increase in inventory during the first quarter of 2008 was financed through the Company’s credit facility with Wells Fargo Bank.
At April 30, 2008, accounts payable, accrued liabilities, and borrowings under the credit facility with Wells Fargo are comparable to April 30, 2007. Long term liabilities for defined benefit plans for the three months ended April 30, 2008 decreased compared to the three months ended January 31, 2008 and the three months ended April 30, 2007, due to increased funding of the plans, offset by the implementation of EITF 06-04 in the first quarter of 2008. The Company has established a goal of limiting capital spending to less than $5,000,000 for fiscal year 2008, which is slightly less than the Company’s anticipated depreciation expense. Capital spending for the three months ended April 30, 2008, was $860,000 compared to $997,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2008 was $24,763,000 compared to $15,065,000 for the same period last year. The increase in cash used was primarily attributable to an increase in inventory and pre-tax operating losses, and a reduction in payables.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $35,900,000 was available for borrowing as of April 30, 2008.
Off Balance Sheet Arrangements
During the three months ended April 30, 2008, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“Form 10-K”).

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K. No changes have occurred other than the adoption of the new accounting standards as described in Note 3.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Effective as of March 18, 2008, the Company entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo and a related Revolving Line of Credit Note, (the “Note”), dated as of March 12, 2008, in favor of Wells Fargo. The Agreement provides the Company with a secured revolving line of credit (“Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000, for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by Wells Fargo of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries. Availability under the line was $35,900,000 at April 30, 2008.
The Revolving Credit will mature on February 1, 2010, Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement has an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a current ratio requirement, a fixed charge requirement, and a funded debt to EBITDA covenant. The Agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by the Company’s accounts receivable, inventories, equipment and property. The Company is in compliance with its covenants at April 30, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer concluded that, subject to the limitations noted in this Part I, Item 4, the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
VIRCO MFG. CORPORATION
Item 1. Legal Proceedings
The Company has various legal actions pending against it arising in the ordinary course of business, which in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.
Item 1A. Risk Factors
There have been no material changes from risk factors as disclosed in the Form 10-K for the period ended January 31, 2008.
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

VIRCO MFG. CORPORATION

Date: June 6, 2008	By:	/s/ Robert E. Dose Robert E. Dose Vice President – Finance