Form 10-Q
period 2008-07-31
VIRCO MFG CORPORATION
filed 2008-09-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2008
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
No change
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
     Common Stock, $.01 par value — 14,522,701 shares as of August 31, 2008.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information	3

Item 1. Financial Statements	3
Condensed consolidated balance sheets — July 31, 2008, January 31, 2008 and July 31, 2007	3
Unaudited condensed consolidated statements of income — Three months ended July 31, 2008 and 2007	5
Unaudited condensed consolidated statements of income — Six months ended July 31, 2008 and 2007	6
Unaudited condensed consolidated statements of cash flows — Six months ended July 31, 2008 and 2007	7
Notes to unaudited condensed consolidated financial statements — July 31, 2008	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	18

Part II. Other Information	19

Item 1A. Risk Factors	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19
Exhibit 10.1 — First Amendment to Lease, dated as of August 20, 2008, by and between AMB Property, L.P., a Delaware limited partnership (“Lessor”) and the Company (“Lessee”).
Exhibit 10.2 — Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between the Company and Wells Fargo Bank, National Association.
Exhibit 31.1 — Certification of Robert A. Virtue, Principal Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification of Robert E. Dose, Principal; Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2008	1/31/2008	7/31/2007
	(In thousands, except share data)
	Unaudited (Note 1)	Unaudited (Note 1)
Assets

Current assets:
Cash	$1,851	$2,066	$2,048
Trade accounts receivable	43,314	15,674	51,493
Less allowance for doubtful accounts	258	200	233

Net trade accounts receivable	43,056	15,474	51,260

Other receivables	80	284	409

Inventories:
Finished goods, net	14,759	14,564	21,028
Work in process, net	18,641	20,653	12,250
Raw materials and supplies, net	12,791	7,791	7,136

	46,191	43,008	40,414

Deferred tax assets, net	3,698	4,189	—
Prepaid expenses and other current assets	1,295	1,493	1,245

Total current assets	96,171	66,514	95,376

Property, plant and equipment:
Land and land improvements	3,630	3,612	3,596
Buildings and building improvements	49,558	49,558	49,555
Machinery and equipment	116,686	114,286	111,596
Leasehold improvements	1,487	1,475	1,467

	171,361	168,931	166,214
Less accumulated depreciation and amortization	125,398	122,598	119,397

Net property, plant and equipment	45,963	46,333	46,817

Goodwill and other intangible assets, net	2,291	2,298	2,304

Deferred tax assets, net	5,652	5,652	—
Other assets	6,238	6,238	5,846

Total assets	$156,315	$127,035	$150,343

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2008	1/31/2008	7/31/2007
	(In thousands, except share data)
	Unaudited (Note 1)	Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$4,006	$4,163	$2,893
Accounts payable	13,710	14,313	14,850
Accrued compensation and employee benefits	5,012	7,762	7,445
Current portion of long-term debt	14,671	74	10,890
Other accrued liabilities	9,869	8,206	9,796

Total current liabilities	47,268	34,518	45,874

Non-current liabilities
Accrued self-insurance retention and other	4,866	3,848	4,708
Accrued pension expenses	13,647	12,749	16,686
Long-term debt, less current portion	20,079	3,772	25,153

Total non-current liabilities	38,592	20,369	46,547

Deferred income taxes	—	—	260

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,522,701 shares at 7/31/2008, 14,428,662 shares at 1/31/2008; and 14,428,662 shares at 7/31/2007	145	144	144
Additional paid-in capital	114,509	114,318	113,890
Retained deficit	(39,109)	(37,224)	(48,806)
Accumulated comprehensive loss	(5,090)	(5,090)	(7,566)

Total stockholders’ equity	70,455	72,148	57,662

Total liabilities and stockholders’ equity	$156,315	$127,035	$150,343

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	7/31/2008	7/31/2007
	(In thousands, except per share data)

Net sales	$80,216	$88,931
Costs of goods sold	54,327	55,216

Gross profit	25,889	33,715

Selling, general and administrative expenses	19,610	20,825
Interest expense	565	900

Income before income taxes	5,714	11,990

Provision for income taxes	2,202	380

Net income	$3,512	$11,610

Dividend declared
Cash	$0.025	$—

Net income per common share
Basic	$0.24	$0.81
Diluted	$0.24	$0.80

Weighted average shares outstanding
Basic	14,423	14,398
Diluted	14,451	14,430
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Six months ended
	7/31/2008	7/31/2007
	(In thousands, except per share data)

Net sales	$109,410	$120,053
Costs of goods sold	73,968	74,788

Gross profit	35,442	45,265

Selling, general and administrative expenses	33,401	34,811
Interest expense	874	1,444

Income before income taxes	1,167	9,010

Provision for income taxes	511	380

Net income	$656	$8,630

Dividend declared
Cash	$0.05	$—

Net income per common share
Basic	$0.05	$0.60
Diluted	$0.05	$0.60

Weighted average shares outstanding
Basic	14,426	14,384
Diluted	14,443	14,500
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2008	7/31/2007
	(In thousands)

Operating activities

Net income	$656	$8,630
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,885	3,414
Provision for doubtful accounts	58	8
Gain on sale of property, plant and equipment	(1)	(17)
Deferred income taxes	491	—
Stock based compensation	413	249

Changes in operating assets and liabilities
Trade accounts receivable	(27,640)	(32,672)
Other receivables	204	(181)
Inventories	(3,183)	(2,577)
Income taxes	14	366
Prepaid expenses and other current assets	198	234
Accounts payable and accrued liabilities	(1,944)	4,020

Net cash used in operating activities	(27,849)	(18,526)

Investing activities
Capital expenditures	(2,487)	(2,114)
Proceeds from sale of property, plant and equipment	1	17

Net cash used in investing activities	(2,486)	(2,097)

Financing activities
Proceeds from long-term debt	30,941	20,816
Repayment of long-term debt	(37)	(37)
Purchase of treasury stock	(63)	—
Cash dividend paid	(721)	—

Net cash provided by financing activities	30,120	20,779

Net (decrease) increase in cash	(215)	156
Cash at beginning of period	2,066	1,892

Cash at end of period	$1,851	$2,048

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 2008
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Seasonality
The market for educational furniture and equipment is marked by extreme seasonality, with over 50% of the Company’s total sales typically occurring from June to September each year, which is the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately proceeding the peak season.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning February 1, 2008 for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of July 31, 2008, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning February 1, 2008 for the Company. The Company adopted SFAS No. 159 on February 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.
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
Note 4. Inventories

Fiscal year end financial statements at January 31, 2008 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2008 and 2007, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three-month or six-month periods ended July 31, 2008 and 2007. LIFO reserves at July 31, 2008, January 31, 2008 and July 31, 2007 were $7,193,000, $7,193,000 and $7,357,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Effective as of March 18, 2008, the Company entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note (the “Note”), dated as of March 12, 2008, in favor of the Lender. The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries in favor of the Lender.
Effective July 31, 2008, the Company entered into Amendment No. 1 (the “First Amendment”) to the Second Amended and Restated Credit Agreement with the Lender. The First Amendment modified the Agreement to provide for, among other items, a borrowing base formula that may limit the amount available under the Revolving Credit or the letter of credit subfeature, monthly monitoring of the borrowing base and auditing of the collateral. In addition, the amendment modified or eliminated certain covenants, including the leverage ratio. Availability under the line was $21,951,000 at July 31, 2008.
The Revolving Credit will mature on February 1, 2010. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Lender’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement provides for an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a minimum consolidated fixed charge coverage ratio, and a maximum leverage ratio. The Agreement also places certain restrictions on activities by the Company, including capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by certain of the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at July 31, 2008. Management believes the carrying value of debt approximated fair value at July 31, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The foregoing description of each of the Agreement, the Note, the Revolving Credit and the First Amendment are qualified in the entirety by reference to the agreements attached as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Form 8-K submitted by the Company to the SEC on March 24, 2008 and the agreement attached as Exhibit 10.2 hereto, each of which is incorporated herein by reference. These agreements have been included to provide investors with information regarding their terms and are not intended to provide any other factual information about the Company.
At January 31, 2008, the Company borrowed under an asset based line of credit with Wells Fargo. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20%- 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008. This line was replaced by the Agreement, as described above.
Note 6. Income Taxes
There were no significant increases or decreases in the unrecognized tax benefits during the three and six months ended July 31, 2008. As of July 31, 2008, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The years 2004 through 2007 remain open for examination by the IRS. The tax years 2003 to 2007 remain open for major state taxing jurisdictions. The Company is not being audited by a major taxing jurisdiction at July 31, 2008. Subsequent to July 31, 2008, the Company was notified by the IRS that it will be auditing the Company’s tax filings for fiscal year ended January 31, 2007.

At January 31, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2027. Federal net operating losses that can potentially be carried forward total approximately $3,202,000 at January 31, 2008. State net operating losses that can potentially be carried forward total approximately $21,019,000 and at January 31, 2008. The Company also had determined that it was more likely than not that some portion of the state net operating loss carry forwards and other state deferred tax assets would not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at January 31, 2008. The Company evaluates the valuation allowance on a quarterly basis.
Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2008	7/31/2007	7/31/2008	7/31/2007
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$3,512	$11,610	$656	$8,630

Average shares outstanding	14,423	14,398	14,426	14,384
Net effect of dilutive stock options based on the treasury stock method using average market price	32	32	17	116

Totals	14,451	14,430	14,443	14,500

Net income per share — basic	$0.24	$0.81	$0.05	$0.60
Net income per share — diluted	$0.24	$0.80	$0.05	$0.60

Note 8. Stock Based Compensation
The Company’s two stock plans are the 2007 Employee Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). The 1997 Plan expired in 2007. Under the 2007 Plan, the Company is permitted to grant an aggregate of 1,000,000 shares of common stock to its employees and directors in the form of stock options or other stock-based awards. As of July 31, 2008, 48,531 stock awards and 262,500 stock units have been issued under the 2007 Plan and 724,613 shares remain available for future grant. At July 31, 2008 there were 161,433 unexercised options outstanding that were issued pursuant to the 1997 Plan. Stock options granted under the 2007 Plan and 1997 Plan have an exercise price equal to the market price at the date of grant and have a maximum term of 10 years.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. While the Company does not have a formal written policy detailing the procedure for exercising stock options, it requires that the option holders provide a written notice of exercise to the stock plan administrator plus the applicable exercise price and tax withholdings, if any, prior to issuance of the shares.
Accounting for the Plans
Summary of restricted stock and stock unit awards at July 31, 2008 and 2007:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2008	7/31/2007	7/31/2008	7/31/2007	7/31/2008

2007 Stock Incentive Plan

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	$89,000	$58,000	$177,000	$58,000	$1,364,000
35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	29,000	—	$29,000	—	146,000
12,887 Grants of Restricted Stock, issued 6/19/2007, vesting over 1 year	7,000	15,000	$29,000	$15,000	—

1997 Employee Incentive Stock Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	89,000	59,000	178,000	147,000	323,000
17,640 Grants of Restricted Stock, issued 6/20/2006, vesting over 1 year	—	8,000	—	29,000	—

Totals for the period	$214,000	$140,000	$413,000	$249,000	$1,833,000

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
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months and six months ended July 31, 2008 and 2007 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at July 31, 2008 and 2007 and January 31, 2008 is composed of minimum pension liability adjustments.
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
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months ended July 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Service cost	$—	$41	$—	$50	5	$6
Interest cost	388	345	90	90	8	7
Expected return on plan assets	(300)	(224)	—	—	—	—
Amortization of transition amount	—	(9)	—	—	—	—
Amortization of prior service cost	138	117	(80)	(134)	—	6
Recognized net actuarial loss or (gain)	50	49	40	30	(8)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$276	$319	$50	$36	$5	$12

	Six Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Service cost	$—	$82	$—	$100	$10	$12
Interest cost	776	690	180	180	16	14
Expected return on plan assets	(600)	(448)	—	—	—	—
Amortization of transition amount	—	(18)	—	—	—	—
Amortization of prior service cost	276	234	(160)	(268)	—	12
Recognized net actuarial loss or (gain)	100	98	80	60	(16)	(14)

	Six Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$552	$638	$100	$72	$10	$24

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
The following is a summary of the Company’s warranty claim activity for the three months and six months each ended July 31, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2008	7/31/2007	7/31/2008	7/31/2007
		(In thousands)

Beginning Accrued Warranty Balance	$1,950	$1,850	$1,750	$1,750
Provision	412	191	955	536
Costs Incurred	(362)	(241)	(705)	(486)

Ending Accrued Warranty Balance	$2,000	$1,800	$2,000	$1,800

Note 12. Subsequent Events
Subsequent to the quarter ended July 31, 2008 the Company entered into a five-year extension of a lease for the manufacturing and distribution facility located in Torrance, CA. This agreement extends the lease through February 28, 2015. On August 21, 2008 the Company entered into an agreement to sell a former manufacturing and warehouse facility located in Conway, AR. This building has been held as rental property for the last two years. The Company anticipates sales proceeds of approximately $2.5 million, and will record a gain on sale of nearly $1 million. The Company anticipates that the sale will close in the third quarter ending October 31, 2008.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The Company’s results for the first six months of fiscal 2008 have been adversely impacted by current economic conditions, significant cost increases for steel, plastic, energy and other commodities, and the related impact on school budgets and spending. The current economic environment has negatively impacted sales revenue in multiple ways. First, the challenging economic conditions have adversely impacted government budgets, which in turn have affected school funding. On a state-by-state basis, which is the level at which most funding for school furniture and equipment is actually generated, our decline in revenue is in states that were most affected by declines in real estate values. Two states with large declines in housing values — California and Florida — account for 100% of our revenue decline. Second, school budgets have been impacted by increased costs for energy and food, further affecting the funds available for furniture and equipment. Finally, the Company received orders from schools later in the year this year than in prior years, further compressing the narrow delivery window associated with shipments of educational furniture and equipment. The Company also absorbed significant cost increases with respect to two of its most significant raw materials, steel and plastic, as well as increased energy costs, affecting manufacturing operations, and increased fuel costs, affecting the expenses associated with the distribution of furniture to school locations. As more fully described in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008, the Company sells a significant portion of its annual sales volume under annual fixed price contracts. During the period covered by the contracts, the Company has limited, and, in some cases, no ability to increase selling prices. During the first six months of fiscal 2008, the Company worked to maintain the strength of its financial position, strengthen its competitive position in the education market, and recover gross margin lost to increasing energy and commodity costs. As more fully discussed in the Company’s annual report on Form 10-K, Virco sells a significant portion of furniture that is priced under a nationwide contract. Under this contract the Company is the exclusive supplier of movable classroom furniture and is the exclusive authorized reseller for many of its vendor partners. Subsequent to July 31, 2008, Virco was awarded a new three-year nationwide contract with this same purchasing alliance covering the period beginning January 31, 2009 through December 31, 2011. In addition to the three year extension, the Company has added valuable new vendor partners for which it is the sole reseller under this contract. The Company received a mid-year price adjustment under the contract as well as price adjustments for 2009 designed to recover the increased costs of commodities and energy. In addition to the successful extension and expansion of this contract, the Company has instituted mid-year price adjustments to virtually all dealers and resellers of its product. New product development has continued throughout the period ended July 31, 2008, and acceptance of our new products by the market has been encouraging. In order to maintain the financial strength of the Company, production levels were sharply reduced in the second quarter to control inventory and our line of credit with Wells Fargo Bank was amended to maintain appropriate levels of liquidity and to modify covenants to match economic conditions.
For the three months ended July 31, 2008, the Company earned a pre-tax profit of $5,714,000 on sales of $80,216,000 compared to a pre-tax profit of $11,990,000 on sales of $88,931,000 in the same period last year.
Sales for the second quarter decreased by $8,715,000, a 9.8% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 9.5% compared to the prior year. The reasons for these decreases are described in more detail above. Backlog at July 31, 2008 increased by approximately 5% compared to the prior year. Gross margin as a percentage of sales decreased to 32.3% in 2007 compared to 37.9% in the prior year. The decrease in margin was caused by increased costs of raw materials and a 26% reduction in production hours during the second quarter, which adversely affected absorption of overhead costs.
Selling, general and administrative expense for the second quarter ended July 31, 2008 decreased by approximately $1,215,000 compared to the same period last year, but increased as a percentage of sales by 1.0%. The decrease in spending was attributable to decreased variable compensation expenses. Freight and field service expenses remained stable, but increased as a percentage of sales due to increased fuel and energy prices. Interest expense decreased by approximately $335,000 compared to the same period last year as a result of reduced interest rates.
For the six months ended July 31, 2008 the Company earned a pre-tax profit of $1,167,000 on sales of $109,410,000 compared to a pre-tax profit of $9,010,000 on sales of $120,053,000 in the same period last year.
Sales for the first six months decreased by $10,643,000, or 8.9%, compared to the same period last year. The decrease was attributable to a reduction in sales volume, offset in part by an increase in prices. Incoming orders for the same period decreased by approximately 7.1%. Gross margin as a percentage of sales decreased to 32.4% compared to 37.7% in the same period last year. In dollars, gross margin decreased by approximately $9.8 million. Approximately $4 million of the reduction was attributable to a change in sales volume, approximately $3.3 million due to decreased overhead absorption, with the balance attributable to increased material costs.
Selling, general and administrative expense for the six months ended July 31, 2008 decreased by approximately $1,410,000 compared to the same period last year, but increased as a percentage of sales by 1.5%. The decrease in spending was attributable to decreased variable compensation costs. Freight and field service costs were stable, but increased as a percentage of sales due to increased fuel and energy prices.
Interest expense decreased by approximately $570,000 compared to the same period last year due to reduced interest rates in addition to lower loan balances during the first quarter.
As more fully discussed in the Company’s annual report on Form 10-K for the period ended January 31, 2008, the Company benefited from federal and state net operating loss carry forwards and had a 100% valuation allowance against net deferred tax assets as of the second quarter ended July 31, 2007. As such, income tax expense consisted primarily of alternative minimum tax and other minimum taxes. During the third quarter of 2007 the Company reduced the valuation allowance. For the first six months ended July 31, 2008, the income tax provision reflects a more typical effective tax rate.
Liquidity and Capital Resources
As a result of seasonally high shipments in the second quarter, accounts and notes receivable increased by approximately $27.6 million at July 31, 2008 compared to January 31, 2008. Receivables decreased at July 31, 2008 compared to July 31, 2007 due to the decrease in second quarter sales compared to the prior year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At July 31, 2008, inventories were higher than the prior year. The increase in inventory is primarily attributable to increased levels of raw materials and product purchased for re-sale. The increase in raw materials is in large part attributable to decreased second quarter production. Management believes that the increased levels of purchased materials should result in reduced purchases in the third quarter. Production levels for the balance of the year will be driven by sales demand, not a requirement to reduce inventories of manufactured product.
The increase in receivables and inventory during the first six months was financed through the credit facility with Wells Fargo Bank. At July 31, 2008 compared to July 31, 2007, borrowings under the line of credit were comparable.
The Company has established a goal of limiting capital spending to approximately than $5,000,000 for 2008, which is slightly less than anticipated depreciation expense. Capital spending for the six months ended July 31, 2008 was $2,487,000 compared to $2,114,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow. Approximately $21,951,000 was available for borrowing as of July 31, 2008.
Net cash used in operating activities for the six months ended July 31, 2008 was $27,849,000 compared to $18,526,000 for the same period last year. The increase in cash used in operations for the first six months was primarily attributable to decreased profitability compared to the prior year. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first six months of the year, the Company declared and paid two quarterly cash dividends of $0.025 per share. Subsequent to the July 31, 2008, the Company declared a third quarterly cash dividend of $.025 per share, payable September 16, 2008. Payment of a quarterly dividend was predicated on 1) the strength of our balance sheet; 2) anticipated cash flows; and 3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock in fiscal year 2008. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. During the second quarter, the Company repurchased 13,000 shares of stock for $63,000.

Off Balance Sheet Arrangements
During the six months ended July 31, 2008, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008. Subsequent to the quarter ended July 31, 2008 the Company entered into a five-year extension of a lease for the manufacturing and distribution facility located in Torrance, CA. This agreement extends the lease through February 28, 2015.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its annual report on Form 10-K for the fiscal year ended January 31, 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Effective as of March 18, 2008, the Company entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note (the “Note”), dated as of March 12, 2008, in favor of the Lender. The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries in favor of the Lender.
Effective July 31, 2008, the Company entered into Amendment No. 1 (the “First Amendment”) to the Second Amended and Restated Credit Agreement with the Lender. The First Amendment modified the Agreement to provide for, among other items, a borrowing base formula that may limit the amount available under the Revolving Credit or the letter of credit subfeature, monthly monitoring of the borrowing base and auditing of the collateral. In addition, the amendment modified or eliminated certain covenants, including the leverage ratio. Availability under the line was $21,951,000 at July 31, 2008.
The Revolving Credit will mature on February 1, 2010. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Lender’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement provides for an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a minimum consolidated current ratio, a minimum consolidated fixed charge coverage ratio, and a maximum leverage ratio. The Agreement also places certain restrictions on activities by the Company, including capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by certain of the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at July 31, 2008. Management believes the carrying value of debt approximated fair value at July 31, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The foregoing description of each of the Agreement, the Note, the Revolving Credit and the First Amendment are qualified in the entirety by reference to the agreements attached as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Form 8-K submitted by the Company to the SEC on March 24, 2008 and the agreement attached as Exhibit 10.2 hereto, each of which is incorporated herein by reference. These agreements have been included to provide investors with information regarding their terms and are not intended to provide any other factual information about the Company.
At January 31, 2008, the Company borrowed under an asset based line of credit with Wells Fargo. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20%- 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008. This line was replaced by the Agreement, as described above.
As more fully described on the Company’s annual report on Form 10K for the fiscal year ended January 31, 2008, the Company sells a substantial quantity of furniture under annual fixed price contracts, with little and sometimes no ability to increase prices during the duration of the contact. During the course of the contract, the results of operations can be impacted by the cost of certain commodities. During the six month period ended July 31, 2008, the Company has been adversely impacted by increased costs for steel, plastic, and fuel.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in reports filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Principal Executive Officer, along with the Company’s Principal Financial Officer, concluded that, subject to the limitations noted in this Part I, Item 4, the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
VIRCO MFG. CORPORATION
OTHER INFORMATION
Item 1A. Risk Factors
As more fully described on the Company’s annual report on Form 10K for the fiscal year ended January 31, 2008, the Company sells a substantial quantity of furniture under annual fixed price contracts, with little and sometimes no ability to increase prices during the duration of the contact. During the course of the contract, the results of operations can be impacted by the cost of certain commodities. During the six month period ended July 31, 2008, the Company has been adversely impacted by increased costs for steel, plastic, and fuel. Subsequent to the quarter ended July 31, 2008, the Company raised selling prices to a significant portion of its customers in effort to recover margin lost to increased costs.
As more fully described on the Company’s annual report on Form 10K for the fiscal year ended January 31, 2008, approximately 40% of the Company’s sales are priced under a nationwide contract. Subsequent to the quarter ended July 31, 2008, Virco was awarded a new three-year nationwide contract with this same purchasing alliance covering the period beginning January 31, 2009 through December 31, 2011.
Other than as discussed above, there have been no material changes in risk factors as disclosed in the Form 10-K for the period ended January 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
The following is a description of matters submitted to a vote of registrant’s stockholders at the Annual Meeting of Stockholders held June 17, 2008.
Election of three directors whose terms expire in 2011.

	Votes For	Authority Withheld

Donald S. Friesz	10,337,051	2,612,430
Glen D. Parish	10,334,387	2,615,094
James R. Wilburn	10,337,225	2,612,257
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008 was approved; 12,899,356 shares were voted for the proposal, 39,871 shares were voted against it and 10,254 shares abstained.
Item 6. Exhibits
Exhibit 10.1 — First Amendment to Lease, dated as of August 20, 2008, by and between AMB Property, L.P., a Delaware limited partnership (“Lessor”) and the Company (“Lessee”).
Exhibit 10.2 — Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between the Company and Wells Fargo Bank, National Association.
Exhibit 31.1 — Certification of Robert A. Virtue, Principal Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 — Certification of Robert E. Dose, Principal Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 — Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION
Date: September 9, 2008	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance