Form 10-Q
period 2008-10-31
VIRCO MFG CORPORATION
filed 2008-12-10
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Common Stock, $.01 par value — 14,426,884 shares as of November 30, 2008.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements
Condensed consolidated balance sheets — October 31, 2008, January 31, 2008 and October 31, 2007	3
Unaudited condensed consolidated statements of income — Three months ended October 31, 2008 and 2007	5
Unaudited condensed consolidated statements of income — Nine months ended October 31, 2008 and 2007	6
Unaudited condensed consolidated statements of cash flows — Nine months ended October 31, 2008 and 2007	7
Notes to unaudited condensed consolidated financial statements — October 31, 2008	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	18

Part II. Other Information	19

Item 1A. Risk Factors	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

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
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2008	1/31/2008	10/31/2007
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$3,474	$2,066	$4,382
Trade accounts receivable	25,805	15,674	24,032
Less allowance for doubtful accounts	258	200	209

Net trade accounts receivable	25,547	15,474	23,823

Other receivables	152	284	102

Inventories:
Finished goods, net	8,953	14,564	10,063
Work in process, net	10,841	20,653	11,881
Raw materials and supplies, net	6,251	7,791	6,801

	26,045	43,008	28,745

Deferred tax assets, net	1,091	4,189	3,809
Prepaid expenses and other current assets	1,249	1,493	1,034

Total current assets	57,558	66,514	61,895

Property, plant and equipment:
Land and land improvements	3,379	3,612	3,596
Buildings and building improvements	47,511	49,558	49,555
Machinery and equipment	115,518	114,286	112,917
Leasehold improvements	1,487	1,475	1,475

	167,895	168,931	167,543
Less accumulated depreciation and amortization	123,791	122,598	121,004

Net property, plant and equipment	44,104	46,333	46,539

Goodwill and other intangible assets, net	2,288	2,298	2,301

Deferred tax assets, net	5,652	5,652	6,612
Other assets	6,288	6,238	6,046

Total assets	$115,890	$127,035	$123,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2008	1/31/2008	10/31/2007
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Checks released but not yet cleared bank	$2,417	$4,163	$2,662
Accounts payable	10,057	14,313	11,205
Accrued compensation and employee benefits	4,904	7,762	8,796
Current portion of long-term debt	74	74	74
Other accrued liabilities	7,023	8,206	7,357

Total current liabilities	24,475	34,518	30,094

Non-current liabilities
Accrued self-insurance retention and other	4,571	3,848	4,359
Accrued pension expenses	13,341	12,749	14,175
Long-term debt, less current portion	60	3,772	135

Total non-current liabilities	17,972	20,369	18,669

Commitments and contingencies

Stockholders’ equity
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,426,884 shares at 10/31/2008, 14,428,662 shares at 1/31/2008 and 10/31/2007	144	144	144
Additional paid-in capital	114,442	114,318	114,119
Retained deficit	(36,053)	(37,224)	(32,067)
Accumulated comprehensive loss	(5,090)	(5,090)	(7,566)

Total stockholders’ equity	73,443	72,148	74,630

Total liabilities and stockholders’ equity	$115,890	$127,035	$123,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	10/31/2008	10/31/2007
	(In thousands, except per share data)
Net sales	$74,866	$76,977
Costs of goods sold	50,372	49,037

Gross profit	24,494	27,940

Selling, general and administrative expenses and others	18,868	20,814
Gain on sale of property	(1,131)	—
Interest expense	370	509

Income before income taxes	6,387	6,617

Provision for income taxes	2,607	(10,122)

Net income	$3,780	$16,739

Dividend declared
Cash	$0.05	$—

Net income per common share
Basic	$0.26	$1.16
Diluted	$0.26	$1.15

Weighted average shares outstanding
Basic	14,467	14,416
Diluted	14,485	14,535
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Nine months ended
	10/31/2008	10/31/2007
	(In thousands, except per share data)
Net sales	$184,276	$197,030
Costs of goods sold	124,340	123,825

Gross profit	59,936	73,205

Selling, general and administrative expenses and others	52,269	55,625
Gain on sale of property	(1,131)	—
Interest expense	1,244	1,953

Income before income taxes	7,554	15,627

Provision for income taxes	3,118	(9,742)

Net income	$4,436	$25,369

Dividend declared
Cash	$0.10	—

Net income per common share
Basic	$0.31	$1.76
Diluted	$0.31	$1.75

Weighted average shares outstanding
Basic	14,443	14,388
Diluted	14,467	14,503
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2008	10/31/2007
	(In thousands)
Operating activities

Net income	$4,436	$25,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,309	5,035
Provision for doubtful accounts	60	40
Gain on sale of property, plant and equipment	(1,131)	(17)
Deferred income taxes	3,098	(10,681)
Stock based compensation	634	479

Changes in operating assets and liabilities
Trade accounts receivable	(10,133)	(5,266)
Other receivables	132	126
Inventories	16,962	9,092
Income taxes	(335)	636
Prepaid expenses and other current assets	244	445
Accounts payable and accrued liabilities	(10,877)	(4,086)

Net cash provided by operating activities	7,399	21,172

Investing activities
Capital expenditures	(3,185)	(3,444)
Proceeds from sale of property, plant and equipment	2,392	17
Net investment in life insurance	(50)	(200)

Net cash used in investing activities	(843)	(3,627)

Financing activities
Repayment of long-term debt	(3,712)	(15,055)
Purchase of common stock	(352)	—
Cash dividend paid	(1,084)	—

Net cash used in financing activities	(5,148)	(15,055)

Net increase in cash	1,408	2,490
Cash at beginning of period	2,066	1,892

Cash at end of period	$3,474	$4,382

Supplemental disclosure
Accrual for cash dividends declared but not paid	$361	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 2008
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In October 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF 06-4, “ Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ” (“EITF 06-4”). This statement is effective for fiscal years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions,” applies to endorsement split-dollar life insurance arrangements. Prior to 2003, the Company provided split-dollar life insurance benefits to substantially all management employees. In 2003, the Company terminated the program for all active employees and surrendered the related policies. The Company did not terminate the policies for employees that had retired prior to 2003. The Company has purchased life insurance on the lives of the retired participants that will pay death benefits in excess of the amount promised to participants. The Company adopted EITF 06-4 on February 1, 2008, and recorded a $1,820,000 adjustment to its balance sheet to record a non-current liability included with accrued pension benefits and an equal decrease in retained earnings. The Company expects to incur approximately $120,000 per year of accretion expense related to this liability, offset by collection of death benefits. There was no impact on prior periods related to this adoption.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ”. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008 for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of October 31, 2008, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-

financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008 for the Company. The Company adopted SFAS No. 159 on February 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000. In the fiscal year ending January 31, 2009 the Company will recognize the impact of using the fiscal year end date for recording pension expenses and liabilities. The Company will use the second alternative transition method (Method 2). The actuarial valuation prepared at year end will cover a 13 month period, and the estimated transition period adjustment will be charged to retained earnings. The Company is currently evaluating the impact on its financial statements, if any, from the adoption of this standard.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations ” (“SFAS No. 141(R)”), replacing SFAS No. 141, “ Business Combinations ” (“SFAS No. 141”), and SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 ” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2008 reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2008 and 2007, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three-month or nine-month periods ended October 31, 2008 and 2007. LIFO reserves at October 31, 2008, January 31, 2008 and October 31, 2007 were $7,193,000, $7,193,000 and $7,357,000, respectively.
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
Effective July 31, 2008, the Company entered into Amendment No. 1 (the “First Amendment”) to the Agreement. The First Amendment modified the Agreement to provide for, among other items, a borrowing base formula that may limit the amount available under the Revolving Credit or the letter of credit subfeature, monthly monitoring of the borrowing base and auditing of the collateral. In addition, the amendment modified or eliminated certain covenants, including the leverage ratio. Availability under the line was $21,018,000 at October 31, 2008.
The Revolving Credit will mature on February 1, 2010. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Lender’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement provides for an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a minimum consolidated fixed charge coverage ratio, and a maximum leverage ratio. The Agreement also places certain restrictions on activities by the Company, including capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by certain of the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at October 31, 2008. Management believes the carrying value of debt approximated fair value at October 31, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The foregoing description of each of the Agreement, the Note, the Revolving Credit and the First Amendment are qualified in the entirety by reference to the agreements attached as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Form 8-K filed with the SEC on March 24, 2008 and the agreement attached as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 31, 2008, filed with the SEC, each of which is incorporated herein by reference. These agreements have been included to provide investors with information regarding their terms and are not intended to provide any other factual information about the Company.
Prior to entering into the Agreement, the Company borrowed under an asset based line of credit with Wells Fargo. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20%- 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008. This line was replaced by the Agreement, as described above.
Note 6. Income Taxes
There were no significant increases or decreases in the unrecognized tax benefits during the three and nine months ended October 31, 2008. As of October 31, 2008, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The years 2005 through 2008 remain open for examination by the IRS. The tax years 2003 to 2008 remain open for major state taxing jurisdictions. The Company is not being audited by a major taxing jurisdiction at October 31, 2008. During the quarter ended October 31, 2008, the Company was notified by the IRS that it will be auditing the Company’s tax filings for fiscal year ended January 31, 2007.
At January 31, 2008, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2027. Federal net operating losses that can potentially be carried forward total approximately $3,202,000 at January 31, 2008. State net operating losses that can potentially be carried forward total approximately $21,019,000 at January 31, 2008. The Company also had determined that it was more likely than not that some portion of the state net operating loss carry forwards and other state deferred tax assets would not be realized and had provided a valuation allowance of $841,000 on the deferred tax assets at January 31, 2008 and October 31, 2008. The Company evaluates the valuation allowance on a quarterly basis.
Note 7. Net Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2008	10/31/2007	10/31/2008	10/31/2007
	(In thousands, except per share data)
Net income	$3,780	$16,739	$4,436	$25,369

Average shares outstanding	14,467	14,416	14,443	14,388

Net effect of dilutive stock options based on the treasury stock method using average market price	18	119	24	115

Totals	14,485	14,535	14,467	14,503

Net income per share — basic	$0.26	$1.16	$0.31	$1.76
Net income per share — diluted	$0.26	$1.15	$0.31	$1.75
Note 8. Stock Based Compensation
The Company’s two stock plans are the Virco Mfg. Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Virco Mfg. Corporation 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan expired in 2007. Under the 2007 Plan, the Company is permitted to grant an aggregate of 1,000,000 shares of common stock to its employees and directors in the form of stock options or other stock-based awards. As of October 31, 2008, 48,531 stock awards and 262,500 stock units have been issued under the 2007 Plan and 724,613 shares remain available for future grant. At October 31, 2008 there were 102,869 unexercised options outstanding that were issued pursuant to the

1997 Plan. Stock options granted under the 1997 Plan have an exercise price equal to the market price at the date of grant and have a maximum term of 10 years. No stock options have been granted under the 2007 Plan.
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
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at October 31, 2008 and 2007:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 9 months ended		Cost at
	10/31/2008	10/31/2007	10/31/2008	10/31/2007	10/31/2008

2007 Stock Incentive Plan

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	$89,000	$91,000	$266,000	$149,000	$1,275,000
35,644 Grants of Restricted Stock,

issued 6/17/2008, vesting over 1 year	44,000	—	73,000	—	102,000
12,887 Grants of Restricted Stock,

issued 6/19/2007, vesting over 1 year	—	21,000	29,000	$36,000	—

1997 Stock Incentive Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	88,000	118,000	266,000	265,000	235,000
17,640 Grants of Restricted Stock,

issued 6/20/2006, vesting over 1 year	—	—	—	29,000	—

Totals for the period	$221,000	$230,000	$634,000	$479,000	$1,612,000

Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (each a “Right,” and collectively, the “Rights” ) for each outstanding share of the Company’s common stock. Each Right entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition by any person of 20% of the Company’s outstanding common stock. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On October 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the agreement governing the Rights. The amendment, among other things, extended the term of the Rights to October 25, 2016, removed the dead-hand provisions from the Rights agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months and nine months ended October 31, 2008 and 2007 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at October 31, 2008 and 2007 and January 31, 2008 is composed of minimum pension liability adjustments.
Note 10. Retirement Plans

The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Plan”). Benefits under the Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Plan were frozen effective December 31, 2003. For the ten months ended October 31, 2008, investment results for the Plan assets have been adversely impacted by market conditions. The Plan has incurred a loss of approximately $5.5 million compared to an expected return of approximately $1.2 million. If the Plan assets do not recover, the Company will record an increase in comprehensive loss for the fiscal year ended January 31, 2009 and will be required to contribute additional funds to the pension trust in subsequent years.
The Company also provides a supplementary retirement plan for certain key employees, entitled the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Virco Employees’ Retirement Plan. The VIP Plan is not funded, has no plan assets, and as such has not been impacted by the volatility in the financial markets during 2008. As more fully described in the Company’s Form 10-K, benefit accruals under the VIP Plan were frozen effective December 31, 2003.
The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Company’s Board of Directors, subject to the director providing 10 years of service to the Company. The Non-Employee Directors Retirement Plan is not funded, has no plan assets, and as such has not been impacted by the volatility in the financial markets during 2008. As more fully described in the Company’s Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.
The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months ended October 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Service cost	$—	$41	$—	$50	$5	$6
Interest cost	388	345	90	90	8	7
Expected return on plan assets	(300)	(224)	—	—	—	—
Amortization of transition amount	—	(9)	—	—	—	—
Amortization of prior service cost	138	117	(80)	(134)	—	6

Recognized net actuarial loss or (gain)	50	49	40	30	(8)	(7)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$276	$319	$50	$36	$5	$12

	Nine Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2008	2007	2008	2007	2008	2007

Service cost	$—	$123	$—	$150	$15	$18
Interest cost	1,164	1,035	270	270	24	21
Expected return on plan assets	(900)	(672)	—	—	—	—
Amortization of transition amount	—	(27)	—	—	—	—
Amortization of prior service cost	414	351	(240)	(402)	—	18

Recognized net actuarial loss or (gain)	150	147	120	90	(24)	(21)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$828	$957	$150	$108	$15	$36

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
The following is a summary of the Company’s warranty claim activity for the three months and nine months each ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2008	10/31/2007	10/31/2008	10/31/2007
		(In thousands)

Beginning Accrued Warranty Balance	$2,000	$1,800	$1,750	$1,800
Provision	354	564	1,309	1,050
Costs Incurred	(354)	(464)	(1,059)	(950)

Ending Accrued Warranty Balance	$2,000	$1,900	$2,000	$1,900

Note 12. Sale of Real Estate
In October 2008, the Company sold a former manufacturing and warehouse facility located in Conway, AR. This building has been held as rental property for the last two years. The Company received approximately $2.4 million of sales proceeds and recorded a gain of $1.1 million as other operating income.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Virco” refer to Virco Mfg. Corporation and its subsidiaries.
Results of Operations
The Company’s results for the first nine months of fiscal 2008 have been adversely impacted by current economic conditions, significant cost increases for steel, plastic, energy and other commodities, and the related impact on school budgets and spending. The current economic environment has negatively impacted sales revenue in multiple ways. First, the challenging economic conditions have adversely impacted government budgets, which in turn have affected school funding. On a state-by-state basis, which is the level at which most funding for school furniture and equipment is actually generated, our decline in revenue is in states that were most affected by declines in real estate values and the related impact on property taxes. Two states with large declines in housing values — California and Florida — account for substantially our entire decline in revenue. Second, school budgets have been impacted by increased costs for energy and food, further affecting the funds available for furniture and equipment. Finally, the Company received orders from schools later in the year this year than in prior years, further compressing the narrow delivery window associated with shipments of educational furniture and equipment and moving a portion of orders and shipments from the second quarter to the third quarter.
The Company also absorbed significant cost increases with respect to two of its most significant raw materials, steel and plastic. The costs for these commodities spiked and affected the second quarter severely, and remained high for most of the third quarter at levels well above the beginning of the year. Subsequent to the third quarter, costs of these commodities has started to decline. In addition to volatile raw material costs, the Company incurred increased energy costs, affecting manufacturing operations, and increased fuel costs, affecting the expenses associated with the distribution of furniture to school locations.
As more fully described in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008 (“Form 10K”), the Company sells a significant portion of its annual sales volume under a variety of annual fixed price contracts. Nearly 40% of furniture sales are priced under one nationwide contract. Under this contract the Company is the exclusive supplier of movable classroom furniture and is the exclusive authorized reseller for many of its vendor partners. During the third quarter, Virco was awarded a new three-year nationwide contract with this same purchasing alliance covering the period beginning January 31, 2009 through December 31, 2011. In addition to the three year extension, the Company has added valuable new vendor partners, Wenger and Interior Concepts, for which it is the sole reseller under this contract. The Company negotiated a mid-year price adjustment under this nationwide contract as well as price adjustments for 2009 designed to recover the increased costs of commodities and energy. In addition to the successful extension and expansion of this contract, the Company has instituted mid-year price adjustments to virtually all dealers and resellers of its products. The price adjustments impacted new orders received for latter months of the quarter, and as such only affected a portion of third quarter sales.
During the first nine months of fiscal 2008, the Company worked to maintain the strength of its financial position, strengthen its competitive position in the education market, and recover gross margin lost to increasing energy and commodity costs. In addition to the new vendor partners and expanded contract discussed above, new product development has continued throughout the year, and acceptance of our new products by the market has been encouraging. In order to maintain the financial strength of the Company, production levels were reduced in the second and third quarters to control inventory levels. Despite a reduction in sales for the first nine months, the Company finished the quarter ended October 31, 2008 with reduced levels of inventory compared to the comparable quarter last year. During the third quarter the Company sold a property located in Conway, Arkansas that had been held as rental property, generating nearly $2.4 million in cash and a profit on sale of approximately $1.1 million. By the end of the third quarter Virco had completely repaid its seasonal line of credit.
For the three months ended October 31, 2008, the Company earned a pre-tax profit of $6,387,000 on sales of $74,866,000 compared to a pre-tax profit of $6,617,000 on sales of $76,977,000 in the same period last year. The third quarter of fiscal 2008 also includes a $1.1 million profit on sale of real estate associated with the sale of a property in Conway, Arkansas, as discussed above.
Sales for the three months ended October 31,2008 decreased by $2,111,000, a 2.7% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 5.1% compared to the prior year. The reasons for these decreases are described in detail above. Backlog for the three months ended October 31, 2008 decreased by approximately 2.8% compared to the prior year. Gross margin as a percentage of sales decreased to 32.7% in the three months ended October 31, 2008 compared to 36.3% in the prior year. The decrease in gross margin as a percentage of sales was caused by the increased costs of raw materials and a 15% reduction in production hours during the third quarter of fiscal 2008, which adversely affected absorption of overhead costs.
Selling, general and administrative expense for the three months ended October 31, 2008 decreased by approximately $2 million compared to the same period last year, and decreased as a percentage of sales by approximately 1.8%. The decrease in selling, general and administrative expense was attributable to decreased variable compensation expenses and decreased variable freight and field service expenses. Interest expense decreased by approximately $139,000 in the three months ended October 31, 2008 compared to the same period last year as a result of reduced interest rates.
For the nine months ended October 31, 2008 the Company earned a pre-tax profit of $7,554,000 on sales of $184,276,000 compared to a pre-tax profit of $15,627,000 on sales of $197,030,000 in the same period last year.
Sales for the nine months ended October 31, 2008 decreased by $12,754,000, or 6.5% compared to the same period last year. The decrease was attributable to a reduction in sales volume, offset in part by an increase in prices. Orders for the same period decreased by approximately 7.6%.

Gross margin as a percentage of sales decreased to 32.5% for the nine months ended October 31, 2008 compared to 37.2% in the same period last year. In dollars, gross margin decreased by approximately $13.3 million for the nine months ended October 31, 2008. Approximately $5.2 million of the reduction was attributable to a change in sales volume, approximately $3.3 million due to decreased overhead variance, with the balance attributable to increased material costs.
Selling, general and administrative expense for the nine months ended October 31, 2008 decreased by approximately $3.4 million compared to the same period last year, and was slightly higher as a percentage of sales. The decrease in selling, general and administrative expense was attributable to decreased variable compensation costs and variable freight and field service costs.
Interest expense decreased by approximately $709,000 for the nine months ended October 31, 2008 compared to the same period last year due to reduced interest rates.
As more fully discussed in the Company’s Form 10-K, the Company benefited from federal and state net operating loss carry forwards and had a 100% valuation allowance against net deferred tax assets that was substantially reversed as of the quarter ended October 31, 2007. For the nine months ended October 31, 2008, the income tax provision reflects a more typical effective tax rate.
Liquidity and Capital Resources
As a result of seasonally high shipments in the second and third quarters of fiscal 2008, accounts receivable increased by approximately $10 million at October 31, 2008 compared to January 31, 2008. Receivables increased by approximately $1.7 million at October 31, 2008 compared to October 31, 2007 due to the timing of summer shipments and portion of shipments that were projects. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments during the second and third quarters. At October 31, 2008, inventories were nearly $17 million lower than at January 31, 2008 and $2.7 million less than the third quarter of fiscal 2007. The seasonal increase in receivables and inventory during the summer months was financed through the Company’s credit facility with Wells Fargo Bank, which is discussed in Item 3 — Quantitative and Qualitative Disclosures About Market Risk. The seasonal lines of credit were repaid at October 31, 2008 and October 31, 2007.
The Company established a goal of limiting capital spending to approximately $5,000,000 for fiscal 2008, which is slightly less than anticipated depreciation expense. Capital spending for the nine months ended October 31, 2008 was $3,185,000 compared to $3,444,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow. Approximately $21,018,000 was available for borrowing under the Company’s credit facility with Wells Fargo Bank as of October 31, 2008.
During the third quarter ended October 31, 2008, the Company sold a former manufacturing and warehouse facility in Conway, Arkansas. This property had not been utilized in Company operating activities for several years, and had been held as rental property. The Company generated approximately $2.4 million in cash and a $1.1 million profit from the sale.
As discussed more fully in the Company’s Form 10-K, the Company has three defined benefit retirement plans. All three plans were frozen effective December 31, 2003. Two of the plans are unfunded plans, and have no plan assets. The funded status of these plans has not been impacted by economic conditions. One of the plans is a qualified defined benefit retirement plan that is funded by the Company. For the 10 months ended October 31, 2008, that plan lost approximately $5.5 million compared to an expected return of approximately $1.2 million. If the plan assets do not recover, the Company will record an increase in comprehensive loss for the fiscal year ending January 31, 2009 and will be required to contribute additional funds to the pension trust in subsequent years.
Net cash generated from operating activities for the nine months ended October 31, 2008 was $7,399,000 compared to $21,172,000 for the same period last year. The decrease in cash used in operations for the nine months ended October 31, 2008 was attributable to decreased profitability compared to the prior year, a reduction in accounts payable and accrued liabilities, and the timing of seasonal variations in inventory and receivables. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first nine months of fiscal 2008, the Company declared and paid three quarterly cash dividends of $0.025 per share. A fourth cash dividend was declared during the third quarter to be paid in the fourth quarter. Payment of a quarterly dividend was predicated on 1) the strength of our balance sheet; 2) anticipated cash flows; and 3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and approval of the Company’s Board of Directors.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock in fiscal year 2008. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. During the first nine months of fiscal 2008, the Company repurchased 108,817 shares of stock for $351,512.

Off Balance Sheet Arrangements
During the nine months ended October 31, 2008, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Form 10-K. During the quarter ended October 31, 2008 the Company entered into operating leases for approximately $1.6 million of equipment that is expected to be delivered in the fourth quarter of the fiscal year ending January 31, 2009. During the quarter ended October 31, 2008 the Company also entered into a five-year extension of a lease for the manufacturing and distribution facility located in Torrance, CA. This agreement extends the lease through February 28, 2015.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K for the fiscal year ended January 31, 2008.
Forward-Looking Statements
From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs, state and local tax revenue and the related impact on school budgets, and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
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
Effective July 31, 2008, the Company entered into Amendment No. 1 (the “First Amendment”) to the Agreement. The First Amendment modified the Agreement to provide for, among other things, a borrowing base formula that may limit the amount available under the Revolving Credit or the letter of credit subfeature, monthly monitoring of the borrowing base and auditing of the collateral. In addition, the amendment modified or eliminated certain covenants, including the leverage ratio. Availability under the Revolving Credit was $21,018,000 at October 31, 2008.
The Revolving Credit will mature on February 1, 2010. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to the Lender’s prime rate or, if the Company elects, LIBOR plus a fluctuating margin. The Agreement provides for an unused commitment fee of 0.25%.
The Agreement is subject to various financial covenants including a minimum consolidated current ratio, a minimum consolidated fixed charge coverage ratio, and a maximum leverage ratio. The Agreement also places certain restrictions on activities by the Company, including capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Agreement is secured by certain of the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at October 31, 2008. Management believes the carrying value of debt approximated fair value at October 31, 2008 and 2007, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The foregoing description of each of the Agreement, the Note, the Revolving Credit and the First Amendment are qualified in the entirety by reference to the agreements attached as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Form 8-K filed with the SEC on March 24, 2008 and the agreement attached as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 31, 2008, filed with the SEC on August 9, 2008, each of which is incorporated herein by reference. These agreements have been included to provide investors with information regarding their terms and are not intended to provide any other factual information about the Company.
Prior to entering the Agreement, the Company borrowed under an asset based line of credit with Wells Fargo. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20%- 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $19,074,000 at January 31, 2008. This line was replaced by the Agreement, as described above.
As more fully described in the Company’s Form 10-K, the Company sells a substantial quantity of furniture under annual fixed price contracts, with little and sometimes no ability to increase prices during the duration of the contact. During the course of the contract, the results of operations can be impacted by the cost of certain commodities. During the nine month period ended October 31, 2008, the Company has been adversely impacted by increased costs for steel, plastic, and fuel.

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
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as discussed below, there have been no material changes in the Company’s risk factors as disclosed in the Company’s Form 10-K for the period ended January 31, 2008.
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
During the first six months of fiscal 2008, we were adversely impacted by increased costs for steel, plastic, and fuel. The costs for these commodities remained high through most of the third quarter of fiscal 2008. Subsequent to October 31, 2008, we experienced reductions in these commodity costs. During the quarter ended October 31, 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. If the costs of providing our products or services increase further, we cannot be certain that we will be able to implement additional increases in our sales prices for our products or services to offset such increased costs. This in turn could lower our profit margins.
Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list — which allows schools and school districts to purchase furniture without bidding — accounts for a significant portion of Virco’s sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether this is a school, a district or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, nearly 40% of Virco’s sales were priced under this nationwide contract/price list. During the quarter ended October 31, 2008, Virco was awarded a new three-year nationwide contract with this same purchasing alliance covering the period beginning January 31, 2009 through December 31, 2011. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
Our product sales are significantly affected by education funding, which is outside of our control. Our sales and/or growth in our sales would be adversely affected by a recessionary economy or decreased state and local revenues, either of which in turn could cause decreased funding for education.
Our sales are significantly impacted by the level of education spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, state and local revenues decline, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture.
During the first nine months of fiscal 2008, declining real estate values led to a reduction in the tax revenue of certain states to which we sell products. This reduction in revenue led to decreased education funding, and, in turn, a reduction in Company sales to those states. To the extent other states experience a similar declination in revenue (due to the recessionary economy or otherwise), those states could similarly reduce their funding for education, which could further adversely effect the revenue we derive from sales to those states.
In addition, geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, government revenues, and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, either or both of which would adversely affect our business, operating results, cash flows and financial condition.
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

VIRCO MFG. CORPORATION

Date: December 10, 2008	By:	/s/ Robert E. Dose Robert E. Dose
Vice President — Finance