Form 10-K
period 2009-01-31
VIRCO MFG CORPORATION
filed 2009-04-16
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009.

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 2008, was $68.4 million (based upon the closing price of the registrant’s common stock, as reported by the NASDAQ).
As of March 31, 2009, there were 14,238,994 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

PART I
This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor: the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
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
Throughout this report, our fiscal years ended January 31, 2005, January 31, 2006, January 31, 2007, January 31, 2008 and January 31, 2009 are referred to as years 2004, 2005, 2006, 2007 and 2008, respectively.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 59-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers — such as Peter Glass, Richard Holbrook, and Bob Mills — to develop additional products for contemporary applications. These include the best-selling ZUMA® and the recently introduced Metaphor® and Telos® classroom furniture collections, as well as I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series. In 2008, the Company introduced its newest classroom furniture lines: TEXT™ Series tables and Lunada® Series tables. As of January 31, 2009, the Company’s employment force was approximately 1,100 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company’s PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”). In recent years, due to budgetary pressures, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the installation of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures — and by purchasing furniture and equipment from other companies for resale with Virco products — the Company is now able to provide “one-stop shopping” for all furniture, fixtures and equipment needs in the K-12 market.

The expansion of the Company’s product line combined with the expansion of its services over the years, has provided Virco with the ability to serve various markets including: the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
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
During the early 2000s, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. In recent years, the Company believes that its domestic manufacturing capabilities have evolved into a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery and installation to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company’s ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2008, nearly 60% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
Virco’s principal manufactured products include:
SEATING — Launched in 2004, the ergonomically supportive ZUMA® line by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company’s history. Since this record-breaking launch, ZUMA sales have continued to grow. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; and two rockers with 13” and 15” seat heights. A ZUMA chair with an articulating tablet arm was introduced in Virco’s 2009 Equipment for Educators™ catalog. The ZUMAfrd™ collection, introduced in 2005, features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces; ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™

line, designed to serve students in college, university and other adult education settings, and on high school campuses, was introduced in late 2006. Along with its original adult-height models, Sage now offers a 13” and a 15” 4-leg chair, and a corresponding pair of cantilever chairs. In addition to these chairs for younger, smaller students, Virco has introduced an articulating Sage tablet arm model for high school and adult learning venues. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. In 2007, the Company introduced the Metaphor® Series — an updated sequel to Virco’s best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies — and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. Other Virco seating alternatives include easily-adjustable Ph.D. ® task chairs; I.Q. ® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES — In April 2008, Virco introduced the TEXT™ table collection for higher learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Lunada® tables made their debut at the end of 2008. Combining Virco’s popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco’s Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco café tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Virco also carries traditional folding and banquet tables, activity tables and office tables, as well as the computer tables and mobile tables described below.
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
DESKS/CHAIR DESKS — From the ergonomic and collaborative-learning strengths of our best-selling ZUMA student desks to the continuing popularity of our traditional Classic Series chair desks and combo units, Virco’s wide-ranging furniture models can be found in thousands of America’s schools. Related products include teachers’ desks and tablet arm units. Selected models are available with durable, colorfast Martest 21 or Fortified Recycled Wood hard plastic components.
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
Virco’s wide-ranging product selection includes hundreds of furniture models that are certified according to the GREENGUARD® for Children and Schools Program for indoor air quality. In 2005 Virco’s ZUMA and ZUMAfrd products earned the distinction of being the first classroom furniture models to be certified through the Greenguard for Children and Schools Program. All of the models in the Company’s most recently introduced product lines — including Metaphor and Telos classroom furniture, as well as TEXT and Lunada tables — are Greenguard-certified. Along with Virco’s leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry’s first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. In 2009, Virco began carrying a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues.
In addition to product offerings, Virco includes various levels of service and delivery. Products can be purchased FOB factory, FOB destination (including delivery), with Virco full service including installation in the classroom, and with full project management for the acquisition of FF&E items for new schools or renovations of schools. These services are only offered in connection with the purchase of Virco products. Revenues from these service levels are included in the purchase price of the furniture items.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA® , ZUMAfrd™, Ph.D.® , I.Q.® Virtuoso® , Classic Series™, Martest 21® , Lunada® , Plateau® , Core-a-Gator® , Future Access®, Sigma®, Metaphor®, Telos® and TEXT™. Other names and brands included in this report may be claimed by Virco as well or by third parties.
Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco’s sales during 2008.
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
The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. In 2006 and 2007 the price of these commodities was relatively stable. In 2008, the Company incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. In the latter portion of the year, the cost of these materials declined, but not to the level experienced at the beginning of the year.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly process. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2009.
Due to a significant number of annual contracts with school districts, the Company is limited in its ability to pass along increased commodity, power and transportation costs during the course of a contract year, and unanticipated increases in costs can adversely impact operating results and have done so during prior years and in the current year, especially 2004, 2005, and 2008. The Company benefits from any decreases in raw material costs under these same contracts. During 2008, the Company did increase prices to customers early in the third quarter, benefiting margins for the second half of the year.
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
Virco’s sales force is assisted by the Company’s proprietary PlanSCAPE® software and experienced PlanSCAPE managers when preparing complete package solutions for the FF&E segment of bond-funded public school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects.
A significant portion of Virco’s business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. During the period covered by these annual contracts, the Company has very limited and in some cases no ability to increase selling prices. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds. This can adversely impact margins when raw material costs, conversion costs, or distribution costs are increasing (as was the case in 2008 when steel prices significantly increased), and can benefit margins when these costs decrease, or increase at a rate less than anticipated when the contracts are priced.
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
The Company sells to thousands of customers, and, as such no single customer represents more than 10 percent of the Company’s business. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. Sales priced under this contract increased substantially in 2006, 2007, and 2008 compared to years prior to 2006. Because this increase was largely attributable to existing customers buying furniture under this contract as an alternative to individual contracts or alternative buying groups, this did not represent significant incremental sales. Sales priced under this contract represented approximately 40% of sales in 2008, 35% of sales in 2007, and 35% of sales in 2006. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, it would be able to sell to the vast majority of its customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Nearly 60% of the Company’s total sales in 2008 were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
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

As part of Virco’s efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company’s ATS operating model. ATS is Virco’s version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory’s versatility, delaying costly assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), Hon (HNI), Royal, Bretford, Smith System, Columbia, Scholarcraft and VS America. The largest competitor that purchases and re-sells furniture is School Specialty (SCHS). In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., KI Inc., MTS and Mity Enterprises, Inc.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that may include, but are not expected to emphasize, direct price competition. Instead, management expects to emphasize the value of Virco’s products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco’s project management capabilities, the value of Virco’s distribution and delivery capabilities, the value of Virco’s customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding re-sellers, and management believes that the Company’s large direct sales force and the Company’s sizeable manufacturing and warehousing capabilities facilitate these efforts.
Backlog
Sales order backlog at January 31, 2009, totaled $16.5 million and approximates six weeks of sales, compared to $15.2 million at January 31, 2008, and $12.6 million at January 31, 2007. Substantially all of the backlog will ship during 2009.
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
Employees
As of January 31, 2009, Virco and its subsidiaries employed approximately 1,100 full-time employees at various locations. Of this number, approximately 900 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.

Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2005 and 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all ZUMA® and ZUMAfrd™ products, and hundreds of other Virco furniture items — including all models in the Company’s recently introduced Metaphor® and Telos® classroom furniture collections, as well as TEXT™ and Lunada® tables — have been certified according to the GREENGUARD® Environmental Institute’s stringent indoor air quality standard for children and schools. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board (CARB) rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination.
Financial Information About Geographic Areas
During 2008, as well as during the previous two fiscal years, Virco derived approximately 4-5% of its revenues from external customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. During the fiscal years ending January 31, 2009, 2008, and 2007, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2009, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at
		January	Has Held
		31,	Office
Name	Office	2009	Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	76	1990
D. A. Virtue (2)	Executive Vice President	50	1992
S. Bell (3)	Vice President — General Manager, Conway Division	52	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	53	1995
A. Gamble (5)	Vice President — Human Resources	40	2004
P. Quinones (6)	Vice President — Logistics and Marketing Services	45	2004
D. R. Smith (7)	Vice President — Marketing	60	1995
L. L. Swafford (8)	Vice President — Legal Affairs	44	1998
N. Wilson (9)	Vice President — General Manager, Torrance Division	61	2004
L. O. Wonder (10)	Vice President — Sales	57	1995
B. Yau (11)	Corporate Controller, Assistant Secretary and Treasurer	50	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 52 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 23 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 20 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 18 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 10 years and has served as Manager of Human Resources, as Director of Human Resources, and currently as Vice President of Human Resources.

(6)	Appointed in 2004; has been employed by the Company for 17 years in a variety customer and marketing service positions, and currently as Vice President of Logistics and Marketing Services.

(7)	Appointed in 1995; has been employed by the Company for 24 years in a variety of sales and marketing positions, and currently as Vice President of Marketing.

(8)	Appointed in 1998; has been employed by the Company for 13 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs.

(9)	Appointed in 2004; has been employed by the Company for 42 years in a variety of manufacturing, warehousing, and transportation positions, and currently as Vice President — General Manager, Torrance Division.

(10)	Appointed in 1995; has been employed by the Company for 31 years in a variety of sales and marketing positions, and currently as Vice President of Sales.

(11)	Appointed in 2004; has been employed by the Company for 12 years and has served as Corporate Controller, and currently as Corporate Controller, Assistant Secretary and Treasurer.
None of the Company’s officers have employment contracts.
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
Our product sales are significantly affected by education funding, which is a function of general economic conditions.. If the economy continues to remain depressed or the recession deepens, funding for education may decrease, which would adversely affect our business and results and operations.

Our sales are significantly impacted by the level of education spending primarily in North America, which, in turn, is a function of the general economic environment. In a recessionary economy, like the one we are currently experiencing in the United States, state and local revenues decline, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture. Any significant and sustained decline in the per-student funding levels provided for in state and local budgets could have a materially adverse impact on our business, financial condition and results of operations. As part of the American Recovery and Reinvestment Act (ARRA), the Federal Government is providing approximately $44 billion to be distributed through the Department of Education by April 30, 2009, with more funding to be distributed at a later date. At this time it is not known what impact the stimulus funding will have on the demand for school furniture, fixtures and equipment.
In addition, geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, which in turn would affect government revenues and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, either or both of which would adversely affect our business, operating results, cash flows and financial condition.
We may have difficulty increasing or maintaining our prices as a result of price competition, which could lower our profit margins. Our competitors may develop new services or product designs that give them an advantage over us in making future sales.
Furniture companies in the education market compete on the basis of value, service, product offering and product assortment, price, and track record of dependable delivery. Since our competitors offer products that are similar to ours, we face significant price competition, which tends to intensify during an industry downturn, like the one we are currently experiencing. This price competition impacts our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices. If we are unable to increase or maintain prices for our products, our profit margins could be lower. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales.
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
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. If the costs of providing our products or services increase, we cannot be certain that we will be able to implement corresponding increases in our sales prices for such products or services in order to offset such increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins.
In 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. If the costs of providing our products or services increase further, we cannot be certain that we will be able to implement additional increases in our sales prices for our products or services to offset such increased costs. This in turn could lower our profit margins.

We are dependent on the pricing and availability of raw materials and components, and price increases and unavailability of raw materials and components could lower sales, increase our cost of goods sold and reduce our profits and margins.
We require substantial amounts of raw materials and components, which we purchase from outside sources. Raw materials comprised our single largest total cost for fiscal years 2008, 2007 and 2006. Steel, plastics and wood-related materials are the main raw materials used in the manufacture of our products. The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic increased significantly in 2004 and 2005, in part due to worldwide demand for these materials, especially in China. In 2006 and 2007 the price of these commodities was relatively stable. In 2008, the Company incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. In the latter portion of the year, the cost of these materials declined, but not to the level experienced at the beginning of the year. We purchase components from international sources, primarily China. Fluctuations in currency exchange rates and the cost of ocean freight can impact the cost of components. Any disruption in the ports through which we ship product to our factories can adversely impact our supply chain. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company’s suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
We are affected by the cost of energy, and increases in energy prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of energy through our transportation costs, the costs of petroleum-based materials, like plastics, and the costs of operating our manufacturing facilities. If the price of petroleum-based products, the cost of operating our manufacturing facilities, and our transportation costs continue to increase, these could have a negative impact on our gross margins and profitability.
Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list — which allows schools and school districts to purchase furniture without bidding — accounts for a significant portion of Virco’s sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether this is a school, a district or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 40% of Virco’s sales were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends, and requires reduced level of borrowing during the fourth quarter. Our credit facility is also subject to quarterly covenants. The credit facility in place at January 31, 2009, includes quarterly covenants that include EBITDA requirements.
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
We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. On an annual basis, we prepare a forecast of seasonal working capital requirements and renew our credit facility with Wells Fargo Bank, our primary lender for the past 20 years. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to renew our credit facility on favorable terms or at all. If we are unable to renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.
If management does not accurately forecast the Company’s requirements for the peak summer season, the Company’s results of operations could be adversely affected.
The Company’s business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company’s working capital requirements during, and in anticipation of, the peak summer season. Management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management does not accurately forecast the Company’s requirements, the Company’s results of operations could be adversely affected. For example, if management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company’s results of operations.
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
Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
We are subject to potential labor disruptions, which could have a significant impact on our business.
None of our work force is represented by unions, and while we believe that we have good relations with our work force, we may experience work stoppages or other labor problems in the future. Any prolonged work stoppage could have an adverse effect on our reputation, our vendor relations and our customers.
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
Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our operating results.
We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (the “Employee Plan”), and two nonqualified pension plans. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by declining investment returns and interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Torrance, California
Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. During the third quarter of 2008, the Company extended the lease for an additional five year period expiring on February 28, 2015. As part of the extension, the Company received a $600,000 tenant improvement allowance that must be used by December 31, 2009. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.
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
In addition to the complex described above, the Company operates two other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over the subsequent 54 years. The Company manufactures fabricated steel and injection-molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building is leased under a 10-year lease expiring in March 2018. The Company sold a 150,000 sq. ft. finished goods warehouse in the third quarter of 2008. This facility was leased to a third party on a month-to-month basis until the date of sale.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 30, 2008, there were approximately 327 registered stockholders according to transfer agent records. There were approximately 754 beneficial stockholders.
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. During the fourth quarter of 2007 the Company initiated a quarterly dividend of $.025 per share. During 2008 the Company paid four quarterly dividends of $0.025 per share. Actual payment of cash dividends must be approved by the Board of Directors each quarter. No dividends were declared or paid in fiscal 2006. The current line of credit with Wells Fargo restricts the amount of cash that can be used for stock repurchases and paying cash dividends.
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2008	2007	2008		2007
			High	Low	High	Low
1st Quarter	$0.050	$—	$6.69	$4.10	$9.60	$6.34
2nd Quarter	—	—	5.24	4.20	7.40	5.59
3rd Quarter	0.025	—	4.71	2.20	11.66	4.85
4th Quarter	0.025	0.025	3.94	1.66	13.79	5.05
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) an industry peer group index, the Hemscott Group Index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2004 in the Company’s common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

	2004	2005	2006	2007	2008	2009
VIRCO MFG. CORPORATION	100	107	90	122	87	30
HEMSCOTT GROUP INDEX	100	108	112	132	104	51
NASDAQ MARKET INDEX	100	100	112	120	117	72

The current composition of Hemscott Group Index is as follows: Cardtronics Inc., Coinstar Inc., Diebold Inc., Energy Focus Inc., Franklin Electronic Publ., Herman Miller Inc., HNI Corporation, Hypercom Corporation, Kimball International Inc. B, Knoll Inc., LSI Industries Inc., Optimal Group Inc. Cl A, Par Technology Corporation, Pitney Bowes Inc., Steelcase Inc., Verifone Holdings Inc, Virco Mfg. Corporation, and Xerox Corporation.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Five Year Summary of Selected Financial Data
Five Year Summary of Selected Financial Data

In thousands, except per share data	2008	2007	2006	2005	2004

Summary of Operations

Net sales	$212,003	$229,565	$223,107	$214,450	$199,854
Net income (loss)	$1,210	$22,219	$7,545	$(9,574)	$(13,995)

Income (Loss) per share data
Net income (loss) (a)
Basic	$0.08	$1.54	$0.56	$(0.73)	$(1.07)
Assuming dilution	$0.08	$1.53	$0.55	$(0.73)	$(1.07)

Cash dividends declared per share	$0.10	$0.025	$—	$—	$—

(a)	2005 and 2004 net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2008	2007	2006	2005	2004

Total assets	$118,075	$127,185	$116,277	$114,720	$114,041
Working capital	$30,135	$32,756	$22,994	$15,488	$15,334
Current ratio	2.1/1	2.0/1	1.6/1	1.4/1	1.5/1
Total long-term obligations	$24,248	$21,129	$30,101	$38,862	$34,090
Stockholders’ equity	$66,163	$72,148	$48,878	$39,100	$49,265
Shares outstanding at year-end (2)	14,239	14,429	14,380	13,137	13,098
Stockholders’ equity per share (1)	$4.65	$5.00	$3.40	$2.98	$3.76

(1)	Based on number of shares outstanding at year-end after giving effect to stock dividends and stock split.

(2)	Adjusted for stock dividends and stock split.

Financial Highlights

In thousands, except per share data	2008	2007	2006	2005	2004

Summary of Operations

Net sales (3) (4)	$212,003	$229,565	$223,107	$214,450	$199,854

Net income (loss)	$1,210	$22,219	$7,545	$(9,574)	$(13,995)

Net income (loss) per share (1)	$0.08	$1.53	$0.55	$(0.73)	$(1.07)
Stockholder’s equity	66,163	72,148	48,878	39,100	49,265
Stockholder’s equity per share (2)	$4.65	5.00	3.40	2.98	3.76

In thousands, except per share data	2003	2002	2001	2000	1999

Summary of Operations

Net sales (3) (4)	$191,852	$244,355	$257,462	$287,342	$268,079

Net income (loss) before change in accounting methods (5)	$(23,607)	$282	$246	$4,313	$10,166

Change in accounting methods (4)	—	—	—	(297)	—

Net income (loss)	$(23,607)	$282	$246	$4,016	$10,166

Net income (loss) per share (1)	$(1.80)	$0.02	$0.02	$0.29	$0.72
Stockholder’s equity	62,352	82,774	90,223	94,141	93,834
Stockholder’s equity per share (2)	4.76	6.31	6.71	6.90	6.82

(1)	Based on average number of shares outstanding each year after giving retroactive effect to stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect to stock dividends and stock split.

(3)	The prior period statements of operations contain certain reclassifications to conform to the presentation required by EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which the Company adopted during the fourth quarter of the fiscal year ended January 31, 2001.

(4)	During the fourth quarter of the fiscal year ended January 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective February 1, 2000, the Company recorded the cumulative effect of the accounting change.

(5)	For 2003, an adjustment of $1.6 million of income tax expense was made to reflect tax effect of minimum pension liability.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes and potential or contemplated acquisitions; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are outside of the Company’s control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company’s ability to predict, general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, and competition.
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Executive Overview
Management’s strategy is to position Virco as the overall value supplier of educational furniture and equipment. The markets that Virco serves include: the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities, and trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, warehousing, distribution, installation, project management, and service capabilities. The Company has developed a comprehensive product offering for the FF&E needs for the K-12 education market, enabling a school to procure all of its FF&E requirements from one source. This product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2008, nearly 60% of the Company’s total sales were delivered in June, July, August and September with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment was turbulent during the period from 2001 through 2005 following the dot com bust. As a group, the members of the Business and Institutional Furniture Manufacturer’s Association (BIFMA) recorded decreases in shipments of 3%, 19.1% and 17.4% in 2003, 2002 and 2001, respectively. The impact of the recession on the school market lagged the commercial market and did not hit with full intensity until 2003. During this time Virco incurred sales declines of 21.5%, 5.1%, and 10.4% in 2003, 2002, and 2001 respectively. In addition to reductions in school funding, the cost advantages of producing many products in China impacted the industry. The years of 2004 and 2005 were characterized by volatile commodity costs for steel, plastic, and fuel. Throughout this period, the Company took corrective measures to reduce the Company’s cost structure to match the decreased sales volume and to raise prices to cover the increased cost of raw materials. Restructuring efforts, which included significant reductions in our work force, wage and hiring freezes, disciplined spending and carefully controlled capital expenditures have brought the cost structure in line with our current levels of volume. Concurrent with the implementation of our cost restructuring, Virco began aggressively enhancing its product and service offerings. The Company has prioritized new product development, utilizing internal resources in addition to outside designers. For products or processes that we do not manufacture, we have partnered with other furniture and equipment manufacturers and have become authorized re-sellers of their products. Virco can now supply every need on the FF&E line item of a school budget. We have added and enhanced project management capabilities with our PlanSCAPE® software and related training of our sales force.
During the restructuring of the furniture industry in the early 2000s, many manufacturers closed their domestic factories and purchased furniture and components from less expensive overseas locations. During this same period Virco reduced its headcount and reduced the fixed cost of the Company’s factories through disciplined capital expenditures, but retained and enhanced our domestic manufacturing capabilities through rigorous maintenance programs and acquisition of select production processes in a weak equipment market. Although the Company still sources significant quantities of components from international sources, we are slowly beginning to bring production of certain components back to the United States as the variable costs of domestic production are less than the costs of global sourcing. Furthermore, our domestic factories are a strategic resource for providing our customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
Economic events of 2008 were more challenging than those during 2001-2005, but the Company was much better positioned to weather these challenges. The Company has maintained the reduced cost structure from prior restructurings, and reacted early in the year to the deteriorating conditions, reducing headcount through attrition, reducing production hours, and reducing inventory by $10 million by the end of the year. The Company paid down its seasonal revolving line of credit, and at fiscal year end was free of bank debt for the first time in over 20 years. The cumulative effort of many years of internal product development, and development of relationships with key vendor partners, has resulted in a product offering that management believes is the most comprehensive in the K-12 market.
The Company anticipates that demand for furniture in the education markets may decline in the coming year. Spending for replacement furniture is typically funded out of a school’s operating budget, as are salaries and benefits for teachers and administrators. Management anticipates reduced demand for replacement furniture due to the significant financial pressures being placed on school operating budgets because of the current economic crisis. The impact of the American Recovery and Reinvestment Act (ARRA) is not known at this time, and it is unlikely that the ARRA will have a significant impact on demand for school furniture during the first half of 2009. We anticipate relative strength in the market for bond-funded projects, with project completions being slightly less than in 2008.
Actual volume shipped during 2009 will be impacted by the behavior of our competitors in response to anticipated reductions in demand and volatile input costs. We will maintain our core work force at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company’s reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including, LIFO and obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this annual report on Form 10-K. Virco’s critical accounting policies are as follows:
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

Inventory Valuation: Inventory is valued at the lower of cost or market. The Company uses the LIFO (last-in, first-out) method of accounting for the material component of inventory and FIFO (first in, first out) method for labor and overhead. The Company maintains allowances for estimated obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Allowances for obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required.
Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Self-Insured Retention: For 2006, 2007, and 2008 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers’ compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a discount rate ranging from 5.75 - 6.75% for 2008, 2007, and 2006. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2009 will be comparable to the retention levels for 2008.
Warranty Reserve: The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense.
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”), the Virco Important Performers Plan (the “VIP Plan”) and the Non-Employee Directors Retirement Plan (the “Directors Plan”), which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations under the plans using a 6.75% discount rate in 2008, a 6.00% discount rate in 2007, and a 5.75% discount rate in 2006. The Company utilized a 5.0% assumed rate of increase in compensation rates, and estimated a 6.5% return on plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. In 2008, the Company incurred significant losses on investments held in trust to fund the pensions. These investment losses will cause future pension costs to increase, and will require future cash contributions to adequately fund these pensions. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduces a new assumption related to the plan freeze. It is the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allow, and the actuarial valuations assume the plans will be frozen for one additional year. If the assumption is modified to a permanent freeze, the Company would be required to immediately recognize any prior service cost / benefit. If the Company had assumed a permanent freeze, pension expense for 2008, 2007 and 2006 would have increased / (decreased) by ($145,000), $64,000, and $75,000 respectively. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to operating losses, the Company established a valuation allowance against the net deferred tax assets in 2003. For the year ended January 31, 2007, based on this consideration, the Company anticipated that it is more likely than not that the net deferred tax assets would not be realized, and a valuation allowance was recorded against the net deferred tax assets. During the fiscal year ended January 31, 2008, the results of operations of the Company were such that the Company determined that is was more likely than not that all of the deferred tax asset would be realized, and a $10,700,000 favorable adjustment to the valuation allowance was recorded in the third quarter ended October 31, 2007. This was a non-cash benefit, resulting in a $10,700,000 net adjustment to deferred tax assets recorded in the third quarter. At January 31, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2028. Federal net operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State net operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $927,000 and $841,000 on the deferred tax assets at January 31, 2009 and 2008 respectively.
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
Industry Overview
In 2008, the budgets of state and local governments were severely impacted by economic events related to the recession. Reduced tax revenues, compounded by pressure to spend on various social programs to assist uninsured and unemployed residents adversely affected available funding for schools. Furthermore, investment losses on investments funding pension liabilities have exacerbated the under-funded condition of many government retirement plans. Management anticipates that these severe financial pressures will continue through 2009. In response to the economic crisis, the Federal Government passed the ARRA which is providing approximately $44 billion to be distributed through the Department of Education by April 30, 2009, with more funding to be distributed at a later date. At this time it is not known what impact the stimulus funding will have on the demand for school furniture, fixtures and equipment.
Funding for school furniture comes from two primary sources. The first source is from bonds issued to fund new school construction, make major renovations of older schools, and fully equip new and renovated schools. Funding from bond financing has been relatively stable during the past years, and is anticipated to be relatively stable through 2009, with anticipated project completions being slightly less than in 2008. The second source is the general operating fund, which is a primary source of replacement furniture. The decline in Virco’s sales in the early 2000s was primarily attributable to sharp reductions in replacement furniture purchased from the general fund. Approximately 80-85% of a school’s budget is spent on salaries and benefits for teachers and administrators. In times of budget shortfalls, schools traditionally attempt to retain teachers and spend less on repairs, maintenance, and replacement furniture. The Company anticipates that the level of replacement furniture purchased during 2009 could be adversely impacted by current economic conditions.
While the short-term economic conditions impacting our core customer base are not positive, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are very stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. The volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture. Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and installation of furniture in classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Finally, the financial health of the competition, both manufacturers and dealers, has been adversely impacted by the downturn in the school furniture business, creating opportunities for suppliers that can provide dependable delivery of quality products and services. The current credit environment may make it difficult for competitors to finance the significant seasonal nature of school furniture and equipment deliveries.
Virco Response to the Industry Environment
In response to robust industry growth during the mid-to-late 1990s, Virco built and equipped a large new furniture manufacturing and distribution facility in Conway, Arkansas, that initiated operations in 1999 and 2000. In addition to that significant capital expansion of physical capacity, the Company implemented an SAP ERP system in 1999 in response to Y2K concerns coupled with limitations to its legacy computer system. The timing of these large capital investments was unfortunate, as the economic downturn discussed above initiated approximately one year after this new capacity came on line.
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
The cumulative result of these years of cost reductions has been significant. Virco’s headcount of permanent employees has declined from a peak of nearly 2,950 in August 2000 to a total of approximately 1,100 permanent employees at January 31, 2009. Factory overhead, which peaked at over $72 million in fiscal year ended January 31, 2001, was less than $48 million in each of the last three fiscal years. For the last three fiscal years, factory overhead as a percentage of sales is less than it was prior to the significant capital expenditures in 1998, 1999, and 2000, despite the reduction in sales volume. Virco has accomplished this without closing factories and without closing any of the primary distribution facilities that are utilized in operations.
In addition to significant cost reductions, the Company has made several investments in both product and process to strengthen its competitive position. During the last seven years, Virco has completed three modest acquisitions, all within the constrained capital expenditure budgets discussed above. The first acquisition was Furniture Focus™, a reseller of FF&E that included their proprietary PlanSCAPE® software, used to bid and manage projects to furnish all items in the FF&E budget category of a new school project. In 2006 a new release of the PlanSCAPE software was rolled out to the entire Virco sales force, and the Company is continuing to invest in improved capabilities with this product. Virco has embraced the relationships Furniture Focus had developed with other furniture manufacturers that provide FF&E not manufactured by Virco. Virco has incorporated these items into our product offering, enabling Virco to provide one-stop shopping for FF&E needs.
In addition to Furniture Focus, Virco has acquired assets from two furniture component manufacturers. While the production of many furniture components has moved to low-cost locations such as China, many components are too bulky to import on a cost-effective basis. In 2003, Virco purchased assets of Corex Products, Inc., a component manufacturer of compression-molded parts. The acquired equipment was integrated into our existing compression-molding facility in Conway, Arkansas. In 2005, Virco purchased substantial injection-molding capacity from a former supplier, allowing Virco to bring the production of certain high-volume components in house. In 2006, 2007, and 2008 the Company acquired capacity for processes historically outsourced and developed tooling for significant new product launches. These machines have been integrated into our Conway, Arkansas facility.
Finally, during these years of cost reductions, Virco has continued to invest in new products, including our successful ZUMA® and Sage™ lines of education furniture. In 2007, the Company introduced two new classroom furniture collections: Metaphor® and Telos™. In 2008, the Company launched the TEXT™ and Lunada® table series. Initiatives to improve product and service quality have been successful, and the Company has improved its track record for dependable on-time delivery of products during the tight summer delivery window.
Results of Operations (2008 vs. 2007)
Financial Results and Cash Flow
For the fiscal year ended January 31, 2009, the Company earned pre-tax income of $1,509,000 on net sales of $212,003,000 compared to pre-tax income of $12,192,000 on net sales of $229,565,000 in the same period last year. The current year results were affected by a $1,131,000 gain from sale of real estate and an impairment charge of $2,284,000 for goodwill and other intangible assets. Net income for the fiscal year ended January 31, 2009 was $1,210,000 compared to $22,219,000 in the same period last year. The prior year was significantly impacted by a $10,700,000 favorable adjustment to the valuation allowance for deferred income taxes. Net income per share was $0.08 for the fiscal year ended January 31, 2009, compared to net income per share of $1.54 in the prior year. Cash flow from operations was $11,160,000 in 2008 compared to $16,884,000 in the prior year.
Sales
Virco’s sales decreased by nearly 7.7% in 2008 to $212,003,000 compared to $229,565,000 in 2007. The decreased sales was attributable to increased prices of approximately 4%, offset by a decline in unit volume. Sales of Virco’s new Sage™, Metaphor®, and Telos® product lines increased, but were offset by reductions in other product lines.
Orders and sales volumes declines were driven by the unfavorable economic conditions experienced during the year. During the first half of the year, the reduction in business activity was primarily attributable to states that had significant real estate exposure. During the second half of the year, the reduction spread nationwide.
At the beginning of 2008, the Company raised prices modestly, and in response to dramatic increases in the cost of steel and plastic in the second quarter, raised prices for new orders in the third quarter. Due to the extreme seasonality of the Company’s business, the mid-year price increase only impacted about one-third of the orders received during the year.
For 2009 the Company anticipates that recessionary economy will place pressure on selling prices. The Company also believes that the cost of commodities, particularly steel and plastic, will not be as volatile as in 2008 and that the cost of these commodities may decline year over year. The Company continues to emphasize the value, design and color selections of Virco’s products, the value of Virco’s distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period.
Cost of Sales
Cost of sales was 67.6% of sales in 2008 and 63.6% of sales for 2007. There are two primary causes for the increase. First, the Company incurred a dramatic increase in the costs of steel and plastic, particularly in the second quarter. The cost of steel increased by over 80% between the months of March and July of 2008. The Company raised prices modestly for orders received in the third quarter, but the increase was late in the year, and not adequate to compensate for the increased commodity costs. In addition, the cost of petroleum which impacts the cost of plastic, resin, inbound freight, and utilities increased during the year. Second, in order to reduce inventory during uncertain economic times, the Company reduced production hours by nearly 22% in 2008 compared to 2007. The largest portion of this reduction occurred in the Company’s fourth quarter.
Commodity costs decreased significantly in the fourth quarter, but not until after the Company’s summer season when most shipping activity occurs and not to the price levels at the beginning of the year. During the fourth quarter, when the Company significantly reduced production levels and inventory, the Company benefited from a LIFO gain of approximately $733,000 by penetrating old layers of inventory.
The net impact of increased commodities costs, before the LIFO gain was approximately $7,000,000 for the year. During the year, the Company incurred approximately $4,800,000 of increased overhead variances, primarily due to reductions in production.
The Company is beginning 2009 with less inventory. Production levels, which will vary depending upon selling volumes, are anticipated to be comparable to or slightly higher than 2008. The Company is slowly bringing production of certain items in-house that were formerly acquired from outside parties, which should increase production hours in the factories.
The Company intends to more tightly integrate the ATS model with our marketing programs, product development programs, and product stocking and Quick Ship plan. This anticipated improvement in execution of ATS should allow the Company to offer a variety of products while improving on-time delivery performance.
During the last quarter of 2009, but after the seasonal summer, the Company anticipates continued uncertainty and volatility in costs, particularly in the areas of certain raw materials, transportation, energy, and employee benefits in the coming year. The Company does not anticipate that this volatility will be as dramatic in 2009 as experienced in 2008. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Others
Selling, general and administrative expenses for the fiscal year ended January 31, 2009, decreased by approximately $4.6 million, and were 30.5% of sales as compared to 30.1% in the prior year. Freight and installation costs decreased in both dollars and as a percentage of sales due to tiered price structures that increased prices on small orders requiring freight and installation services. Selling expenses increased in dollars and as a percentage of sales due to expanded selling efforts.

For 2009 the Company anticipates freight costs to benefit from reduced fuel surcharges, possibly offset by increased base shipping rates due to fewer carriers competing for business. The Company anticipates approximately $1 million of increased pension costs, primarily attributable to amortization of investment losses incurred during 2008.
Interest expense was $824,000 less than the prior year as a result of borrowing levels and interest rates being lower than the prior year.
Gain on Real Estate
Results for 2008 included a gain on sale of real estate. During the third quarter of 2008, the Company sold a former manufacturing and distribution facility located in Conway, Arkansas. This building was not used in the Company’s furniture operations and had been held as rental property. The Company recorded a gain on sale of $1,131,000 and generated $2,392,000 of net cash proceeds from the transaction.
Goodwill Impairment
The Company identified a single reporting unit (the Company itself), as we had not identified any components of the Company beneath the one operating segment. In the fourth quarter of 2008, our market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test in accordance with SFAS No. 142.  Based on this assessment, our management concluded that, as of January 31, 2009, the carrying value of our reporting unit exceeded its fair value and that goodwill was fully impaired as the carrying value of $2,200,000 exceeded the implied fair value of zero. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000.  We further note that after recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of January 31, 2009.
For the fourth quarter of 2008 impairment test, we determined the fair value of the reporting unit based on a weighting of market capitalization analysis and a discounted cash flow analysis.  The market capitalization is calculated by multiplying the share price of our common stock at the measurement date by the number of outstanding common shares and adding a control premium. A control premium was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis.  In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in our analysis.   The selection and weighting of the fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion.
Provision for Income Taxes
At January 31, 2009, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2028 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State net operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company also had determined that it is more likely than not that some portion of the states’ net operating loss carryforwards will not be realized and had provided a valuation allowance of $927,000 on the deferred tax assets at January 31, 2009.
In addition, as discussed above, the Company adopted the provisions of FIN 48 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of FIN 48.
Results of Operations (2007 vs. 2006)
Financial Results and Cash Flow
For the fiscal year ended January 31, 2008, the Company earned pre-tax income of $12,192,000 on net sales of $229,565,000 compared to pre-tax income of $7,991,000 on net sales of $223,107,000 in the same period in the prior year. Net income for 2007 was $22,219,000 compared to $7,545,000 in 2006. The fiscal year ended January 31, 2008, was significantly impacted by a $10,700,000 favorable adjustment to the valuation allowance for deferred income taxes. Net income per share was $1.54 for the fiscal year ended January 31, 2008, compared to net income per share of $0.56 in the prior year. Cash flow from operations was $16,884,000 for the fiscal year ended January 31, 2008, compared to $10,915,000 for the prior year.
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
Selling, General and Administrative and Others
Selling, general and administrative expenses for the fiscal year ended January 31, 2008, increased by approximately $2.4 million, and were 30.1% of sales as compared to 29.9% in the prior year. Freight costs decreased both in dollars and as a percentage of sales. Installation costs increased in both dollars and as a percentage of sales due to increased project orders, and selling expenses increased in dollars and as a percentage of sales due to expanded selling efforts.
Interest expense was $1,516,000 less in 2007 compared to 2006 as a result of lower borrowing levels and interest rates.
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
Because the Company benefited from NOL carryforwards for both 2007 and 2006, the effective income tax expense was very low, with income tax expense being primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states. The tax rates experienced during these two years, and the significant adjustment to the valuation allowance in 2007, are not expected to recur in 2009. The Company anticipates an effective federal income tax rate of 34-35%.
In addition, as discussed above, the Company adopted the provisions of FIN 48 on February 1, 2007. There was no material impact as a result of the implementation of FIN 48.
Inflation and Future Change in Prices
Inflation rates had a material impact on the Company in 2008, and a modest impact on the Company in 2007 and 2006. During 2008, the Company incurred a dramatic increase in the costs of steel and plastic, particularly in the second quarter. The cost of steel increased by more than 80% between the months of March and July of 2008. The Company raised prices modestly for orders received in the third quarter, but the increase was late in the year, and not adequate to compensate for the increased commodity costs. In addition, the cost of petroleum which impacts the cost of plastic, resin, inbound freight, and utilities increased during the year. During the fourth quarter of 2008, the costs of these commodities declined, but not to the level experienced at the beginning of 2008. Subsequent to January 31, 2009, the price of steel has continued to decline. During 2007 and 2006, raw material prices increased, but the rate of increase and volatility of pricing was substantially more moderate when compared to 2008.
For 2009, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, energy and employee benefits. Anticipated volatility for 2009 is not anticipated to be as severe as experienced in 2008. There is continued uncertainty with respect to raw material costs that are affected by the price of oil, especially plastics. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Furthermore, as a result of current adverse economic conditions, there has been a reduction in freight carriers that compete for Virco’s business. Virco expects to incur continued pressure on employee benefit costs. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2006, 2007, and 2008. Due to current economic conditions, the Company anticipates significant price competition in 2009, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant is 2009 as experienced in 2008, and that commodity costs may be less in 2009 than 2008. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2009, as a percentage of sales, could be higher than in 2008. No assurance can be given that the Company will experience stable, modest or substantial increases in prices in 2009. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
The Company uses the LIFO method of accounting for the material component of inventory. Under this method, the cost of products sold as reported in the Company’s financial statements approximates current cost, and reduces the distortion in reported income due to increasing costs. Depreciation expense represents an allocation of historic acquisition costs and is less than if based on the current cost of productive capacity consumed. During the years 2001-2008, the Company significantly reduced its expenditures for capital assets, but in the previous three fiscal years (1998, 1999, and 2000) the Company made the significant fixed-asset acquisitions described above. The assets acquired result in higher depreciation charges, but due to technological advances should result in operating cost savings and improved product quality. In addition, some depreciation charges were offset by a reduction in lease expense.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term (20 years) relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. On March 27, 2009, the Company renewed its revolving line of credit with Wells Fargo Bank, entering into a second amendment to its amended and restated credit facility with Wells Fargo Bank, which provides a secured revolving line of credit. Available borrowing under the line ranges from $20-$65 million depending upon the period of the seasonal business cycle. The interest rate paid under the loan adjusts quarterly depending upon rolling 12 month EBITDA. The Company can elect either LIBOR or Prime-based rate. The revolving line has a 23-month maturity.

The line of credit is secured by the Company’s accounts receivable, inventories, and equipment and property. The credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $10 million for a period of 30 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact of the Company’s liquidity. Approximately $18,916,000 was available for borrowing as of January 31, 2009.
During 2008, 2007 and 2006 the Company strengthened its balance sheet and increased liquidity through four primary methods. First, the Company earned a net income of approximately $1.2 million in 2008, $22.2 million in 2007, and $7.5 million in 2006. The 2007 results included a $10,700,000 adjustment to deferred tax assets, but despite this large non-cash item, the Company still recorded operating cash flow of $11,160,000 in 2008, $16,884,000 in 2007, and $10,915,000 in 2006. Second, in 2006 the Company raised approximately $4.8 million through a private placement of equity. Third, our continued disciplines over capital expenditures resulted in depreciation expense in excess of capital expenditures by approximately $0.6 million in 2008, $1.8 million in 2007 and $3.6 million in 2006. Fourth, the Company reduced assets employed in the business by selling a building for $2,392,000 and reducing inventory in 2008 by approximately $10,000,000. As a result of these efforts, Virco had no bank debt at January 31, 2009 for the first time in over 20 years.
Management believes cash generated from operations and from the previously described sources will be adequate to meet its capital requirements in the next 12 months.
Long-Term Capital Requirements
In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements. From 1997 through 2000, the Company completed two large capital projects, which have had significant subsequent effects on cash flow. The first project was the implementation of the SAP enterprise resources planning system. The second project was the expansion and re-configuration of the Conway, Arkansas, manufacturing and distribution facility.
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $5,000,000 for 2009, which is slightly less than anticipated depreciation expense.
Asset Impairment
As more fully discussed in the results of operations for 2008, the Company recorded a $2,200,000 pre-tax, non-cash impairment to goodwill in the fourth quarter of 2008. After the impairment charge, the Company has no goodwill on its Consolidated Balance Sheet at January 31, 2009.
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2009.
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2009, there has been no impairment to the long-lived assets of the Company, other than described above.
Contractual Obligations
The Company leases manufacturing, transportation, and office equipment, as well as real estate under a variety of operating leases. The Company leases substantially all vehicles, including trucks and passenger cars under operating leases where the lessor provides fleet management services for the Company. The fleet management services provide Virco with operating efficiencies relating to the acquisition, administration, and operation of leased vehicles. The use of operating leases for manufacturing equipment has enabled the Company to qualify for and use Industrial Revenue Bond financing. Real estate leases have been used where the Company did not want to make a long-term commitment to a location, or when economic conditions favored leasing. The Torrance manufacturing and distribution facility is leased under an operating lease that expires on February 28, 2015. The Company does not have any lease obligations or purchase commitments in excess of normal recurring obligations. Leasehold improvements and tenant improvement allowances are depreciated over the lesser of the expected life of the asset or the lease term.
Contractual Obligations
Payments Due by Period

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years

Long-term debt obligations	$59	$12	$24	$23	$—
Interest on long-term debt obligations	4	1	3	1	—
Capital lease obligations	57	57	—	—	—
Operating lease obligations	31,479	6,476	10,828	9,454	4,721
Purchase obligations	15,149	15,149	—	—	—

	$46,748	$21,695	$10,855	$9,478	$4,721

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $927,000 as of January 31, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in this report.
Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2009, the Company had bonds outstanding valued at approximately $1,545,000. To the best of management’s knowledge, in over 59 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2008. The following is a summary of the Company’s warranty-claim activity during 2008 and 2007.

	January 31,
(In thousands)	2009	2008

Beginning balance	$1,750	$1,750
Provision	1,184	938
Costs incurred	(984)	(938)

Ending balance	$1,950	$1,750

Retirement Obligations
The Company provides retirement benefits to employees and non-employee directors under three defined benefit retirement plans; the Employee Plan, the VIP Plan, and the Directors Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at Wells Fargo Bank (Trustee). The other two plans are non-qualified retirement plans. Benefits under the VIP Plan is secured by life insurance policies held in a rabbi trust and the Directors Plan is not funded.
Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore; may change from year to year. For 2008, the Company used a 6.75% discount rate. For 2007 the Company used a 6.00% discount rate. For 2006 the Company used a 5.75% discount rate.
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2009 or 2008.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2008, 2007 and 2006 the Company used a 6.5% expected return on plan assets, net of expenses.
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. In 2003, as a result of the freeze, the projected benefit obligation decreased by approximately $7,500,000. The Company has not determined to permanently freeze the plans. It is management’s intention to restore some form of a retirement benefit, in the form of a 401(k) match or restoration of the pension, when the Company’s profitability and cash flow permit. During 2008, 2007, and 2006, the Company’s results of operations and financial position did not allow for a retirement benefit to be restored. Benefit accruals under the plans have remained frozen.
During 2008 the Company incurred a large loss on assets held for investment in the qualified pension trust. This loss has adversely impacted the funded status of the plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase on other comprehensive loss. These losses could require the Company to increase cash contributions to the plan over the next several years, and will increase pension expense for 2009 by over $1 million as compared to 2008 pension expense.
It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Director Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $2.1 million during the 13 month period from January 1, 2008 through January 31, 2009, $3.1 million in 2007 and made no contributions during 2006. Contributions during 2009 will depend upon actual investment results and benefit payments, but are anticipated to range from $3-4 million. During 2008, 2007, and 2006, the Company paid approximately $485,000, $370,000, and $255,000 in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $506,000 for 2009.
During 2006, the Company implemented SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158”). The implementation of this standard did not impact pension expense for the year. As a result of implementing SFAS No. 158, accrued pension liability increased by approximately $1.9 million, offset by an increase in other comprehensive loss. At January 31, 2009, accumulated other comprehensive loss of approximately $12.7 million ($9.4 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2009, a 1% reduction in investment return would have increased expense by approximately $100,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $200,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $3.4 million. If Virco elected to make the plan freeze permanent, pension expense would decrease by approximately $145,000. See Note 4, “Retirement Plans,” to the consolidated financial statements for additional information regarding the pension plans and related expenses.
Stockholders’ Equity
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of operating losses, the Company discontinued paying dividends in the second quarter of 2003. The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007 and continued to pay the $0.025 quarterly dividend through 2008. The Board of Directors intends to continue payment of a quarterly cash dividend as long as the results of operations and cash flow allow. The Board must approve each quarterly dividend payment. The Company’s current line of credit with Wells Fargo Bank restricts funds used for cash dividends and stock repurchases to a maximum of $5 million. During 2008, the Company paid cash dividends of $1,445,000 and repurchased $950,000 of stock. The Company did not repurchase any shares of stock during 2007 or 2006.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2009, reflects additional paid-in capital of approximately $114 million and deficit retained earnings of approximately $38 million. Other than the losses incurred during 2003, 2004, and 2005, the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
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
In 2008 and 2007, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers’ compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2009, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
During the past 12 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2008 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers’ compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2008 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2009.
New Accounting Pronouncements
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The Company does not believe that EITF 03-6-1 will have a material impact on its financial statements.

In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This statement is effective for fiscal years beginning after December 15, 2007. This statement clarifies that FASB No. 106, “Employers Accounting for Post-Retirement Benefits other than Pensions,” applies to endorsement split-dollar life insurance arrangements. Prior to 2003, the Company provided split-dollar life insurance benefits to substantially all management employees. In 2003, the Company terminated the program for all active employees and surrendered the related policies. The Company did not terminate the policies for employees that had retired prior to 2003. The Company has purchased life insurance on the lives of the retired participants that will pay death benefits in excess of the amount promised to participants. The Company adopted EITF 06-4 on February 1, 2008, and recorded a $1,820,000 adjustment to its balance sheet to record a non-current liability included with accrued pension benefits and an equal decrease in retained earnings. The Company incurred approximately $120,000 per year of accretion expense related to this liability, offset by collection of death benefits. There was no impact on prior periods related to this adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 0157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of January 31, 2009, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009, and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted SFAS No. 159 on February 1, 2008, and elected not to measure any additional financial instruments or other items at fair value.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000. In the fiscal year ending January 31, 2009, the Company recognized the impact of using the fiscal year end date for recording pension expenses and liabilities. The Company used the second alternative transition method (Method 2). The actuarial valuation prepared at year end covered a 13-month period, and the estimated transition period adjustment was charged to retained earnings.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “ Business Combinations ” (“SFAS No. 141”), and SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 ” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on February 1, 2009. The adoption of SFAS No. 161 will not have an effect on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit line with Wells Fargo Bank. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $184,000 for the 12 months ended January 31, 2009. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2009 and 2008, the Company had no derivative instruments.

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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virco Mfg. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, Virco Mfg. Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2009 of Virco Mfg. Corporation and our report dated April 14, 2009 expressed an unqualified opinion thereon.
Los Angeles, California
April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
As discussed in Notes 1 and 4 to the consolidated financial statements, on January 31, 2007, the Company changed its method of accounting for defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 158.
Additionally, as discussed in Notes 1 and 4 to the consolidated financial statements, on February 1, 2008, the Company changed its method of accounting for endorsement split-dollar life insurance arrangements in accordance with Emerging Issues Task Force No. 06-4.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2009 expressed an unqualified opinion thereon.
Los Angeles, California
April 14, 2009

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2009	2008
	(In thousands)
Assets
Current assets
Cash	$4,387	$2,066
Trade accounts receivables (net of allowance for doubtful accounts of $200 in 2008 and 2007)	14,193	15,474
Other receivables	410	284
Income tax receivable	358	150

Inventories
Finished goods, net	10,720	14,564
Work in process, net	14,848	20,653
Raw materials and supplies, net	7,417	7,791

	32,985	43,008

Deferred tax assets, net	3,808	4,189
Prepaid expenses and other current assets	1,658	1,493

Total current assets	57,799	66,664

Property, plant and equipment
Land and land improvements	3,379	3,612
Buildings and building improvements	47,888	49,558
Machinery and equipment	116,559	114,286
Leasehold improvements	1,911	1,475

	169,737	168,931

Less accumulated depreciation and amortization	125,122	122,598

Net property, plant and equipment	44,615	46,333

Goodwill and other intangible assets	—	2,350
Less accumulated amortization	—	52

Net goodwill and other intangible assets	—	2,298

Deferred tax assets, net	9,372	5,652
Other assets	6,289	6,238

Total assets	$118,075	$127,185

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2009	2008
	(In thousands, except per share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$4,996	$4,163
Accounts payable	10,728	14,313
Accrued compensation and employee benefits	5,136	7,762
Current portion of long-term debt	69	74
Other accrued liabilities	6,735	7,596

Total current liabilities	27,664	33,908

Non-current liabilities
Accrued self-insurance retention and other	3,263	3,848
Accrued pension expenses	19,777	12,749
Income tax payable	1,161	760
Long-term debt, less current portion	47	3,772

Total non-current liabilities	24,248	21,129

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,238,994 shares in 2008 and 14,428,662 shares in 2007	142	144
Additional paid-in capital	114,067	114,318
Accumulated deficit	(38,664)	(37,224)
Accumulated other comprehensive loss	(9,382)	(5,090)

Total stockholders’ equity	66,163	72,148

Total liabilities and stockholders’ equity	$118,075	$127,185

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Income

	Year ended January 31,
	2009	2008	2007
	(In thousands, except per share data)
Net sales	$212,003	$229,565	$223,107
Costs of goods sold	143,402	145,901	144,495

Gross profit	68,601	83,664	78,612

Selling, general and administrative expenses	64,487	69,213	66,828
(Gain) loss on sale of assets, net	(1,131)	(17)	1
Goodwill and intangible impairment	2,284	—	—
Interest expense, net	1,452	2,276	3,792

Income before income taxes	1,509	12,192	7,991
Income tax expense (benefit)	299	(10,027)	446

Net income	$1,210	$22,219	$7,545

Dividend declared:
Cash	$0.100	$0.025	$—

Net income per common share:
Basic	$0.08	$1.54	$0.56
Diluted	$0.08	$1.53	$0.55

Weighted average shares outstanding:
Basic	14,390	14,401	13,590
Diluted	14,434	14,539	13,611
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional		Other	Other
In thousands, except share			Paid-in	Accumulated	Comprehensive	Comprehensive
data	Shares	Amount	Capital	Deficit	Income (Loss)	Loss	Total

Balance at January 31, 2006	13,137,288	$131	$108,143	$(66,627)		$(2,547)	$39,100

Net income	—	—	—	7,545	7,545	—	7,545
Pension adjustments	—	—	—	—	(1,462)	(1,462)	(1,462)

Comprehensive income	—	—	—	—	6,083	—	—
Stock-based payments under stock compensation plans	112,722	—	754	—		—	754
Stock issued under private placement	1,129,496	12	4,840	—			4,852
Adoption of SFAS No. 158	—	—	—	—		(1,911)	(1,911)

Balance at January 31, 2007	14,379,506	143	113,737	(59,082)		(5,920)	48,878

Net income	—	—	—	22,219	22,219	—	22,219
Pension adjustments, net of tax effect of $553	—	—	—	—	830	830	830

Comprehensive income	—	—	—	—	23,049	—	—
Stock-based payments under stock compensation plans	49,156	1	581	—		—	582
Cash dividends	—	—	—	(361)		—	(361)

Balance at January 31, 2008	14,428,662	144	114,318	(37,224)		(5,090)	72,148

Net income	—	—	—	1,210	1,210	—	1,210
Pension adjustments, net of tax effect of $2,275	—	—	—	—	(4,292)	(4,292)	(4,292)

Comprehensive income	—	—	—	—	(3,082)	—	—
Adoption of EITF 06-4, net of tax effect of $679				(1,151)			(1,151)
Adoption of SFAS 158, net of tax effect of $36				(54)			(54)
Shares vested	107,039	1	(159)	—		—	(158)
Stock compensation expense	—	—	855	—		—	855
Stock repurchased	(296,707)	(3)	(947)				(950)
Cash dividends	—	—	—	(1,445)		—	(1,445)

Balance at January 31, 2009	14,238,994	$142	$114,067	$(38,664)		$(9,382)	$66,163

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2009	2008	2007
	(In thousand, except share data)
Operating activities
Net income	$1,210	$22,219	$7,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,673	6,643	7,199
Provision for doubtful accounts	7	53	72
(Gain) loss on sale of property, plant and equipment	(1,131)	(17)	1
Deferred income taxes	(358)	(10,654)	260
Goodwill and intangible assets impairment	2,284	—	—
Stock-based compensation	855	678	754

Changes in operating assets and liabilities
Trade accounts receivable	1,274	3,070	(1,399)
Other receivables	(126)	(56)	149
Inventories	10,023	(5,171)	(6,220)
Income taxes	193	(379)	142
Prepaid expenses and other current assets	(165)	(290)	14
Accounts payable and accrued liabilities	(8,579)	788	2,398

Net cash provided by operating activities	11,160	16,884	10,915

Investing activities
Capital expenditures	(5,056)	(4,832)	(3,622)
Proceeds from sale of property, plant and equipment	2,392	17	—
Net investment in life insurance	(50)	(116)	(167)

Net cash used in investing activities	(2,714)	(4,931)	(3,789)

Financing activities
Proceeds from long-term debt	—	3,582	—
Repayment of long-term debt	(3,730)	(15,000)	(11,475)
Purchase of treasury stock	(950)	—	—
Proceeds from issuance of common stock	—	—	4,752
Cash dividend paid	(1,445)	(361)	—

Net cash used in financing activities	(6,125)	(11,779)	(6,723)

Net increase in cash	2,321	174	403
Cash at beginning of year	2,066	1,892	1,489

Cash at end of year	$4,387	$2,066	$1,892

Supplemental disclosures of cash flow information Cash paid (received) during the year for:
Interest	$1,452	$2,276	$3,792
Income tax, net	464	1,006	44
Non-cash activities
Accrued asset retirement obligations	$113	$669	$626
Assets acquired under capital leases	—	—	186
Income tax, net	43	—	—
See accompanying notes

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2009
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 59 years of manufacturing has resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business, and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility. However, management believes that its existing cash and amounts available under the credit facility, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months.
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
Fiscal Year End
Fiscal years 2008, 2007 and 2006, refer to the fiscal years ended January 31, 2009, 2008 and 2007, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customers exceeded 10% of the Company’s sales for each of the three years in the period ended January 31, 2009. Foreign sales were less than 5% of the Company’s sales for each of the three years in the period ended January 31, 2009.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2009 or 2008. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.
Fair Values of Financial Instruments

The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method of valuation for the material content of inventories and the first-in, first-out (“FIFO”) method for labor and overhead. The Company uses LIFO as it results in a better matching of costs and revenues. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2009, 2008 and 2007. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Depreciation and amortization expense was $5,673,000, $6,643,000 and $7,199,000 for fiscal year ended January 31, 2009, 2008 and 2007, respectively.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. At January 31, 2009 and 2008, the Company had no capitalized software.
The Company leases certain computer equipment under a capital lease. The cost and accumulated depreciation are included in the property, plant, and equipment accounts. Depreciation expense was $58,000, $61,000 and $61,000 for fiscal year ended January 31, 2009, 2008 and 2007, respectively. Assets acquired under the capital lease totaled approximately $0, $0, and $180,000 in fiscal 2008, 2007, and 2006, respectively. Future minimum lease payment under the capital lease as of January 31, 2009 is $57,000 for fiscal 2009.
The Company subleases space at one of its facilities on a month-to-month basis. Rental income for fiscal 2008, 2007, and 2006 was $267,000, $379,000, and $330,000, respectively. This facility was sold in the third quarter of 2008.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $818,000 and $669,000 at January 31, 2009 and 2008, respectively.

	2008	2007
Balance at beginning of period	$(669,000)	$(626,000)
Additional obligation	(113,000)	—
Accretion expense	(36,000)	(43,000)

Balance at end of period	$(818,000)	$(669,000)

Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of an intangible asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilution effect of common equivalent shares from common stock options and warrants. The following table sets forth the computation of basic and diluted income per share:

In thousands, except per share data	2008	2007	2006

Numerator
Net income	$1,210	$22,219	$7,545
Denominator
Weighted-average shares — basic	14,390	14,401	13,590

Common equivalent shares from common stock options and warrants	44	138	21

Weighted-average shares — diluted	14,434	14,539	13,611

Net income per common share
Basic	$0.08	$1.54	$0.56
Diluted	0.08	1.53	0.55
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets deemed to have an indefinite life are not amortized but are subject to annual impairment tests. Impairment tests are prepared in the fourth quarter of each fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company. Other intangible assets are amortized on a straight line basis over their useful lives (3-17 years).
Impairment of Goodwill
The Company identified a single reporting unit (the Company itself), as we had not identified any components of the Company beneath the one operating segment. In the fourth quarter of 2008, our market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test in accordance with SFAS No. 142. Based on this assessment, our management concluded that, as of January 31, 2009, the carrying value of our reporting unit exceeded its fair value and that goodwill was fully impaired as the carrying value of $2,200,000 exceeded the implied fair value of zero. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000. We further note that after recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of January 31, 2009.
For the fourth quarter of 2008 impairment test, we determined the fair value of the reporting unit based on a weighting of market capitalization analysis and a discounted cash flow analysis. The market capitalization is calculated by multiplying the share price of our common stock at the measurement date by the number of outstanding common shares and adding a control premium. A control premium was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in our analysis. The selection and weighting of the fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion.

Impairment of Intangible Assets
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other finite lived intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2009.
Information regarding the Company’s goodwill and other intangible assets are as follows (in thousands):

		2008				2007
	Gross	Accumulated	Impairment		Gross	Accumulated
In thousands	Amount	Amortization	charge	Net Amount	Amount	Amortization	Net Amount

Goodwill (not amortized)	$2,200	$—	$2,200	$—	$2,200	$—	$2,200
Intangible assets	150	66	84	—	150	52	98

	$2,350	$66	$2,284	$—	$2,350	$52	$2,298

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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2009 and 2008, the Company has not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2008, 2007 and 2006.
Advertising Costs
Advertising costs are expensed in the period in which they occur. Selling, general and administrative expenses include advertising costs of $2,022,000 in 2008, $1,883,000 in 2007 and $1,506,000 in 2006. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2009 and 2008, were $421,000 and $418,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,950,000 as of January 31, 2009 and $1,750,000 as of January 31, 2008.
Self-Insurance
In 2008 and 2007, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 6.75% in 2008 and 5.75% in 2007.
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, which are described more fully in Note 5, “Stock-Based Compensation.” Effective February 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123 (R)”) using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.
Reclassifications
Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.
Revenue Recognition
The Company recognizes all sales when title passes under its various shipping terms, when installation services are performed and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales tax imposed by various government authorities.
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installations are included in operating expenses. For the fiscal years ended January 31, 2009, 2008 and 2007, shipping and installation costs of approximately $20,783,000, $23,612,000 and $22,579,000, respectively, were included in selling, general and administrative expenses.
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
Accounting for Pensions and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income, net of tax, of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal years ending after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit plans resulting in a decrease in Stockholders’ Equity of $1,900,000 as of January 31, 2007. During 2008 the Company adopted the measurement elements of SFAS No. 158 and recorded a $90,000 increase in accrued pension liability with an offset to retained earnings ($54,000 net of taxes).

New Accounting Pronouncements
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The Company does not believe that EITF 03-6-1 will have a material impact on its financial statements.
In October 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This statement is effective for fiscal years beginning after December 15, 2007. This statement clarifies that FASB 106, “Employers Accounting for Post-Retirement Benefits other than Pensions,” applies to endorsement split-dollar life insurance arrangements. Prior to 2003, the Company provided split-dollar life insurance benefits to substantially all management employees. In 2003, the Company terminated the program for all active employees and surrendered the related policies. The Company did not terminate the policies for employees that had retired prior to 2003. The Company has purchased life insurance on the lives of the retired participants that will pay death benefits in excess of the amount promised to participants. The Company adopted EITF 06-4 on February 1, 2008, and recorded a $1,820,000 adjustment to its balance sheet to record a non-current liability included with accrued pension benefits and an equal decrease in accumulated deficit. The Company incurred approximately $120,000 per year of accretion expense related to this liability, offset by collection of death benefits. There was no impact on prior periods related to this adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of January 31, 2009, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted SFAS No. 159 on February 1, 2008, and elected not to measure any additional financial instruments or other items at fair value.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of the its defined benefit plans resulting in a decrease in Shareholders Equity of $1,900,000. In the fiscal year ending January 31, 2009, the Company recognized the impact of using the fiscal year end date for recording pension expenses and liabilities. The Company used the second alternative transition method (Method 2). The actuarial valuation prepared at year end covered a 13-month period, and the estimated transition period adjustment was charged to retained earnings.
In December 2007, the FASB issued SFAS No. 141 (Revised), “ Business Combinations ” (“SFAS No. 141(R)”), replacing SFAS No. 141, “ Business Combinations ” (“SFAS No. 141”), and SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 ” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not anticipate any material impact to its financial statements from the adoption of SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on February 1, 2009. The adoption of SFAS No. 161 will not have an effect on the Company’s financial position, results of operations or cash flows.
2. Inventories
The current material cost for inventories exceeded LIFO cost by $9,531,000 and $7,193,000 at January 31, 2009 and 2008, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased income by $733,000, $54,000 and $75,000 in the years ended January 31, 2009, 2008 and 2007, respectively.
Details of inventory amounts, including the material portion of inventory which is valued at LIFO, at January 31, 2009 and 2008, are as follows (in thousands):

	January 31, 2009
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$9,066	$(2,306)	$3,960	$10,720
Work in process	12,074	(3,904)	6,678	14,848
Raw materials and supplies	10,728	(3,321)	10	7,417

Total	$31,868	$(9,531)	$10,648	$32,985

	January 31, 2008
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$10,176	$(1,849)	$6,237	$14,564
Work in process	14,402	(2,912)	9,163	20,653
Raw materials and supplies	10,210	(2,432)	13	7,791

Total	$34,788	$(7,193)	$15,413	$43,008

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2009	2008

Revolving credit line with Wells Fargo Bank	$—	$3,656
Other	116	190

	116	3,846
Less current portion	69	74

	$47	$3,772

Outstanding stand-by letters of credit	$—	$329
At January 31, 2009, the Company borrowed under an asset based line of credit. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $18,916,000 at January 31, 2009.
Effective as of March 27, 2009, the “Company entered into the Second Amended and Restated Credit Agreement (the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note, dated as of March 12, 2008, in favor of the Lender. The Agreement provides the Company with an increased secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by the Lender of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2011, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or LIBOR plus a fluctuating margin. The Agreement has an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo Bank is subject to various financial covenants including a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at January 31, 2009. Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2010	$69
2011	12
2012	12
2013	12
2014	11
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2009 and 2008, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans
The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), the Virco Important Performers Retirement Plan (“VIP Plan”), and the Non-Employee Directors Retirement Plan (“Directors Plan”). The Company and its subsidiaries cover all employees under a qualified non-contributory defined benefit retirement plan, the Employee Plan. Benefits under the Employee Plan are based on years of service and career average earnings.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employees Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,797,000 and $2,633,000 at January 31, 2009 and 2008, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust.

In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2009, the Directors Plan did not hold any assets.
The annual measurement date for all plans for the fiscal year ended January 31, 2009 is January 31. For prior fiscal years the annual measurement date was December 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration.
The discount rate represents an estimate of the rate of return on a portfolio of high-quality fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year.
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2009 or 2008.
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
Two of the Company’s defined benefit pension plans (the VIP Plan and the Directors Plan) are executive benefit plans that are not funded and are subject to the Company’s creditors. Because these plans are not funded, the assumed rate of return has no impact on pension expense or the funded status of the plans.
The Company maintains a trust and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 75% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations to its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 85% stock and 15% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Retirement Plan Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance.
At January 31, 2009 and December 31, 2007, the amount of the plan assets invested in bond or short-term investment funds was 1% and 1%, respectively, and the balance in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at level which is adequate to avoid significant restrictions to the Qualified Plan under the Pension Protection Act of 2006.
During 2008 the Company incurred a large loss on assets held for investment in the qualified pension trust. This loss has adversely impacted the funded status of the Qualified Plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase on other comprehensive loss. These losses could require the Company to increase cash contributions to the Qualified Plan over the next several years, and will increase pension expense for 2009 by over $1 million as compared to 2008 pension expense.
Payments from the Employee Plan pension trust to plan participants are estimated to be $1,563,000 during the fiscal year ending January 31, 2010. It is anticipated that the Company will contribute approximately $3-4 million to the trust in 2009. Actual contributions will depend upon investment return on the plan assets. Payments made under the Employee Plan are made from the trust fund. It is anticipated that the Company will be required to contribute approximately $506,000 to the non-qualified plans during the fiscal year ending January 31, 2010. Payments made under the VIP Plan and Directors Plan are made by the Company.

The following table sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2009, and December 31, 2007:

	Employee Plan		VIP Plan		Directors Plan
	01/31/2009	12/31/2007	01/31/2009	12/31/2007	01/31/2009	12/31/2007

Change in Benefit Obligation
Benefit obligation at beg. of year	$24,194	$24,079	$5,820	$5,764	$470	$471
Service cost	—	—	—	—	—	28
Interest cost	1,549	1,293	361	324	30	27
Participant contributions	—	—	—	—	—	—
Amendments	—	—	—	—	—	—
Actuarial (gains) losses	(1,795)	(344)	(458)	102	(36)	(56)
Benefits paid	(1,432)	(834)	(485)	(370)	—	—

Benefit obligation at end of year	$22,516	$24,194	$5,238	$5,820	$464	$470

Change in Plan Assets
Fair value at beg. of year	$17,334	$13,911	$—	$—	$—	$—
Actual return on plan assets	(8,089)	1,457	—	—	—	—
Company contributions	2,400	2,800	485	370	—	—
Benefits paid	(1,432)	(834)	(485)	(370)	—	—

Fair value at end of year	$10,213	$17,334	$—	$—	$—	$—

Funded Status
Unfunded status of the plan	$(12,302)	$(6,860)	$(5,238)	$(5,820)	$(464)	$(470)

Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(455)	(526)	(51)	—
Non-current liabilities	(12,302)	(6,860)	(4,783)	(5,294)	(413)	(470)

Accrued benefit cost	$(12,302)	$(6,860)	$(5,238)	$(5,820)	$(464)	$(470)

Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial (gain) loss	$11,746	$4,357	$1,379	$1,992	$(231)	$(230)
Unamortized prior service costs	1,741	2,293	(1,886)	(2,230)	—	—
Net initial asset recognition	—	—		—	—	—

	$13,487	$6,650	$(507)	$(238)	$(231)	$(230)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) / loss	$7,595	$(1,000)	$(458)	$102	$(36)	$(56)
Prior service cost / (credit)	—	—	—	—	—	—
Amortization of gain / (loss)	(206)	(313)	(155)	(144)	35	25
Amortization of prior service cost	(553)	(510)	344	499	—	—
Amortization of initial asset	—	15	—	—	—	—

Total Recognized in Other	$6,836	$(1,808)	$(269)	$457	$(1)	$(31)
Comprehensive Income

Items to be Recognized as a Component of 2009 Periodic Pension Cost
Prior service cost	$510		$(318)		$—
Net actuarial loss	923		98		(184)

	$1,433		$(220)		$(184)

Supplemental Data
Projected benefit obligation	$22,516	$24,194	$5,238	$5,820	$464	$470
Accumulated benefit obligation	22,516	24,194	5,238	5,820	464	470
Fair value of plan assets	10,213	17,334	—	—	—	—

	Employee Plan		VIP Plan		Directors Plan
	01/31/2009	12/31/2007	01/31/2009	12/31/2007	01/31/2009	12/31/2007

Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$28
Interest cost	1,430	1,293	334	324	28	27
Expected return on plan assets	(1,201)	(801)	—	—	—	—
Amortization of transition amount	—	(15)	—	—	—	—
Amortization of prior service cost	510	510	(318)	(499)	—	—
Recognized net actuarial loss	190	313	143	144	(32)	(25)

Benefit Cost	$929	$1,300	$159	$(31)	$(4)	$30

Estimated Future Benefit Payments
FYE 01-31-2010	$1,563		$455		$51
FYE 01-31-2011	1,203		447		60
FYE 01-31-2012	1,366		436		60
FYE 01-31-2013	1,314		417		56
FYE 01-31-2014	1,330		397		52
FYE 01-31-2015 to 2019	8,310		1,911		201

Total	$15,086		$4,063		$480

Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	6.75%	6.00%	6.75%	6.00%	6.75%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	6.00%	5.75%	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Implementation of SFAS No. 158
The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status its defined benefit plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit plans resulted in a decrease in Stockholders’ Equity of $1,900,000. The Company adopted the measurement date provisions of SFAS No. 158 in 2008 which required the Company to measure the plan assets and projected benefit obligations as of January 31, 2009. The Company previously used December 31 as the measurement date. The impact of this change was to increase liability for pension obligations by $90,000 and reduce Stockholders’ Equity by $54,000 (net of tax).
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2009 and 2008, the plan held 710,641 shares and 494,478 shares of Virco stock, respectively. For the fiscal years ended January 31, 2009, 2008 and 2007, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,061,000 and $3,070,000 at January 31, 2009 and 2008, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust.

In the first quarter of fiscal year ending January 31, 2009, the Company implemented EITF 06-04 which required the Company record a liability equal to the present value of death benefits promised to participants. In the first quarter the Company recorded a liability of $1,820,000 to record this liability. The Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $6,000,000.

01/31/2009
Liability beginning of year	$—
Implement EITF 06-04	1,820,000
Accretion expense	106,000
Present value of death benefits paid	(32,000)

Liability end of year	$1,894,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company granted 35,644 awards during fiscal 2008. As of January 31, 2009, there were approximately 688,969 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 102,869 unexercised options outstanding at January 31, 2009. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Accounting for the Plans
Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition. The modified prospective method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted during fiscal 2007. Accordingly, no compensation expense was recorded on the Company’s options during the twelve months ended January 31, 2009. At January 31, 2009, the Company had no unrecognized compensation expense relating to options.
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	161,433	$11.46	234,594	$12.53	292,571	$11.56
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(58,564)	12.64	(73,161)	14.89	(57,977)	7.66

Outstanding at end of year	102,869	10.79	161,433	11.46	234,594	12.53

Exercisable at end of year	102,869	10.79	161,433	11.46	234,594	12.53
The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Information regarding stock options outstanding as of January 31, 2009, is as follows:

Options Outstanding			Options Exercisable
		Remaining
		Contractual
Price	Number of Shares	Life	Number of Shares	Price

$8.82	12,100	2.55	12,100	$8.82
$11.06	90,769	0.47	90,769	$11.06

$10.79	102,869	0.72	102,869	$10.79

As all options had vested prior to February 1, 2007, there was no effect on the statement of income or cash flows due to the adoption of FASB Statement No. 123(R).
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

				Unrecognized
		Expense for		Compensation
		12 months ended		Cost at
	1/31/2009	1/31/2008	1/31/2007	1/31/2009

2007 Plan

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	$356,000	$238,000	$—	$1,186,000

35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	117,000	—	—	58,000

12,887 Grants of Restricted Stock, issued 6/19/2007, vesting over 1 year	29,000	58,000	—	—

1997 Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	353,000	353,000	353,000	147,000

73,881 Grants of Restricted Stock, issued 1/13/2006, vesting on 7/05/2006	—	—	343,000	—

17,640 Grants of Restricted Stock, issued 6/20/2006, vesting over 1 year	—	29,000	58,000	—

Totals for the period	$855,000	$678,000	$754,000	$1,391,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		average fair		average fair		average fair
		value of		value of		value of
	Restricted	restricted	Restricted	restricted	Restricted	restricted
	stock units	stock units	stock units	stock units	stock units	stock units
Outstanding at beginning of year	364,500	$6.82	153,000	$6.91	277,881	$6.91
Granted	35,644	4.91	275,387	6.79	17,640	4.96
Vested	(103,500)	4.95	(63,887)	6.64	(142,521)	4.99
Forfeited	—		—		—

Outstanding at end of year	296,644	6.59	364,500	6.82	153,000	6.91

Weighted-average fair value of restricted stock units granted during the year		$4.91		$6.79		$4.96
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common stock. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.

6. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2009	2008	2007

Statutory	$513	$4,145	$2,717
State taxes (net of federal tax)	49	458	272
Change in valuation allowance	86	(14,750)	(2,432)
State rate adjustment	(239)	—	—
Other	(110)	120	(111)

	$299	$(10,027)	$446

Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	January 31,
	2009	2008	2007

Current
Federal	$5	$284	$220
State	652	343	(34)

	657	627	186
Deferred
Federal	205	3,927	2,205
State	(649)	169	487

	(444)	4,096	2,692
Change in valuation allowance	86	(14,750)	(2,432)

	(358)	(10,654)	260

	$299	$(10,027)	$446

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
	2009	2008

Deferred tax assets
Accrued vacation and sick leave	$1,165	$1,232
Retirement plans	6,853	5,213
Insurance reserves	874	1,256
Inventory	1,107	989
Warranty	726	665
Net operating loss carryforwards	3,369	2,517
Intangibles	482
Other	595	—

	15,171	11,872

Deferred tax liabilities
Tax in excess of book depreciation	(1,024)	(985)
Other	(40)	(205)

	(1,064)	(1,190)

Valuation allowance	(927)	(841)

Net deferred tax asset	$13,180	$9,841

Reported as:
Current deferred tax assets	$3,808	$4,189
Long-term deferred tax assets	9,372	5,652

The Company adopted the provisions of FIN 48 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of FIN 48. The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2007 to January 31, 2009 (in thousands):

	January 31,
	2009	2008

Balance as of February 1,	$525	$525
Increases related to prior year tax positions	271	90
Decreases related to prior year tax positions	(197)	(150)
Increases related to current year tax positions	43	60
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapsing of statue of limitations	—	—

Balance as of January 31,	$642	$525

At January 31, 2009, the Company’s unrecognized tax benefits associated with uncertain tax positions were $642,000, of which $424,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $519,000 at January 31, 2009 and $240,000 at January 31, 2008. The Internal Revenue Service (the ''IRS’’) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved. The years 2005 through 2008 remain open for examination by the IRS. The Company is under the examination by the IRS for its 2006 federal income tax return. The years 2003 through 2008 remain open for examination by state tax authorities. The Company is not currently under state examination.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2009, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
At January 31, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2028. Federal net operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State net operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $927,000 and $841,000 on the deferred tax assets at January 31, 2009 and 2008, respectively.
7. Commitments
The Company has operating leases on real property and equipment, which expire at various dates. The Torrance manufacturing and distribution facility is leased under a 5-year operating lease that expires on February 28, 2015. The Company leases machinery and equipment under a 10-year operating lease arrangement. The Company has the option of buying out the leases three to five years into the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal, purchase options and require payment for property taxes and insurance.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2009, are as follows:

Year ending January 31,
2010	$6,476
2011	5,900
2012	4,928
2013	4,864
2014	4,590
Thereafter	4,721

Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2009	$7,953
2008	7,491
2007	8,019
The Company has issued purchase commitments for raw materials at January 31, 2009, of approximately $15,149,000. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in the fiscal year ending January 31, 2010.
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
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. We have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. We reserve amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2009 and 2008, the Company had reserves of approximately $100,000 for such environmental contingencies. An estimate of liability in excess of this amount cannot be made.
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,345,000 and $3,450,000 at January 31, 2009 and 2008, respectively, based upon the Company’s estimated payout period of five years using a 6.75% and 5.75% discount rate respectively.
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

Year ending January 31,
2010	$520
2011	520
2012	520
2013	520
2014	505

Total	2,585
Discount to net present value	(240)

Thereafter	$2,345

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
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2009	2008

Beginning balance	$1,750	$1,750
Provision	1,184	938
Costs incurred	(984)	(938)

Ending balance	$1,950	$1,750

10. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2009 and 2008, are summarized as follows (in thousands, except per share data):

	April 30	July 31	October 31	January 31

Year ended January 31, 2009
Net sales	$29,194	$80,216	$74,866	$27,727
Gross profit	9,553	25,889	24,494	8,665
Net (loss) income	(2,856)	3,512	3,780	(3,226)

Per common share
Net (loss) income (a)
Basic	$(0.20)	$0.24	$0.26	$(0.23)
Assuming dilution	(0.20)	0.24	0.26	(0.23)

Year ended January 31, 2008
Net sales	$31,122	$88,931	$76,977	$32,535
Gross profit	11,550	33,716	27,939	10,459
Net (loss) income	(2,980)	11,611	16,738	(3,150)

Per common share (a)
Net (loss) income
Basic	$(0.21)	$0.81	$1.16	$(0.22)
Assuming dilution	(0.21)	0.80	1.15	(0.22)

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
Changes in Internal Control Over Financial Reporting
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2009.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2009.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules

VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(In Thousands)

Col. A		Col. C	Col. E
	Col. B	Charged to	Deductions from	Col. F
	Beginning Balance	Expenses	Reserves	Ending Balance

Allowance for doubtful accounts for the period ended:
January 31, 2009	$200	$7	$7	$200
January 31, 2008	$200	$53	$53	$200
January 31, 2007	$200	$72	$72	$200

Inventory valuation reserve for the period ended:
January 31, 2009	$1,650	$500	$—	$2,150
January 31, 2008	$1,400	$250	$—	$1,650
January 31, 2007	$1,400	$—	$—	$1,400

Warranty reserve for the period ended:
January 31, 2009	$1,750	$1,184	$984	$1,950
January 31, 2008	$1,750	$938	$938	$1,750
January 31, 2007	$1,500	$1,154	$904	$1,750

Product, general, workers compensation and automobile liability reserves for the period ended:
January 31, 2009	$3,305	$—	$960	$2,345
January 31, 2008	$2,835	$470	$—	$3,305
January 31, 2007	$1,620	$1,215	$—	$2,835

Deferred tax valuation allowance for the period ended:
January 31, 2009	$841	$86	$—	$927
January 31, 2008	$15,591	$—	$14,750	$841
January 31, 2007	$16,640	$—	$1,049	$15,591
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

VIRCO MFG. CORPORATION

Date: April 16, 2009	By:	/s/ Robert A. Virtue Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive
Robert A. Virtue	Officer, President and Director (Principal Executive Officer),	April 16, 2009
Director

/s/ Douglas A. Virtue	Executive Vice President, Director	April 16, 2009
Douglas A. Virtue

/s/ Robert E. Dose	Vice President — Finance, Secretary and
Robert E. Dose	Treasurer (Principal Financial Officer)	April 16, 2009

/s/ Bassey Yau	Corporate Controller
Bassey Yau	(Principal Accounting Officer)	April 16, 2009

/s/ Donald S. Friesz	Director	April 16, 2009
Donald S. Friesz

/s/ Thomas J. Schulte	Director	April 16, 2009
Thomas J. Schulte

/s/ Robert K. Montgomery	Director	April 16, 2009
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 16, 2009
Albert J. Moyer

/s/ Glen D. Parish	Director	April 16, 2009
Glen D. Parish

/s/ Donald A. Patrick	Director	April 16, 2009
Donald A. Patrick

/s/ James R. Wilburn	Director	April 16, 2009
James R. Wilburn

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2009

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

4.1	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996.

4.2	Amendment dated as of April 30, 2007 by and between the Company and Mellow Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996, as incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2007.

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2006, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

Exhibit
Number	Description
10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.13	Term Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.14	Amendment No. 4 to Amended and Restated Credit Agreement dated as of March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.15	Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.19	Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.20	Second Amended and Restated Credit Agreement, dated as of March 12, 2008 between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.21	Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.22	Master Reaffirmation Agreement, dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.23	Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

Exhibit
Number	Description
10.24	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.25*	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association.

10.26	Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.