Form 10-Q
period 2009-04-30
VIRCO MFG CORPORATION
filed 2009-06-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common Stock, $.01 par value — 14,142,422 shares as of June 1, 2009.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements	3
Condensed consolidated balance sheets — April 30, 2009, January 31, 2009 and April 30, 2008	3
Unaudited condensed consolidated statements of operations — Three months ended April 30, 2009 and 2008	5
Unaudited condensed consolidated statements of cash flows — Three months ended April 30, 2009 and 2008	6
Notes to unaudited condensed consolidated financial statements — April 30, 2009	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

Part II. Other Information

Item 1. Legal Proceedings	15

Item 6. Exhibits	15
Exhibit 10.1 - Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporate by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2009).

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

Exhibit 32.1 - Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2009	1/31/2009	4/30/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$1,121	$4,387	$1,487

Trade accounts receivable	11,579	14,393	13,115
Less allowance for doubtful accounts	206	200	224

Net trade accounts receivable	11,373	14,193	12,891

Other receivables	638	768	86

Inventories
Finished goods, net	23,209	10,720	25,026
Work in process, net	17,785	14,848	27,631
Raw materials and supplies, net	7,964	7,417	10,412

Total inventories	48,958	32,985	63,069

Deferred tax assets, net	5,751	3,808	5,880
Prepaid expenses and other current assets	2,192	1,658	1,755

Total current assets	70,033	57,799	85,168

Property, plant and equipment:
Land and land improvements	3,387	3,379	3,626
Buildings and building improvements	47,888	47,888	49,558
Machinery and equipment	115,780	116,559	115,074
Leasehold improvements	1,911	1,911	1,477

	168,966	169,737	169,735

Less accumulated depreciation and amortization	124,614	125,122	123,986

Net property, plant and equipment	44,352	44,615	45,749

Goodwill and other intangible assets	—	—	2,350
Less accumulated amortization	—	—	56

Net goodwill and other intangible assets	—	—	2,294

Deferred tax assets, net	9,390	9,372	5,652
Other assets	6,289	6,289	6,238

Total assets	$130,064	$118,075	$145,101

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2009	1/31/2009	4/30/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Checks released but not yet cleared bank	$3,455	$4,996	$1,943
Accounts payable	11,511	10,728	13,424
Accrued compensation and employee benefits	4,246	5,136	5,524
Current portion of long-term debt	6,148	69	9,152
Other accrued liabilities	7,215	6,735	8,949

Total current liabilities	32,575	27,664	38,992

Non-current liabilities:
Accrued self-insurance retention and other	5,068	4,424	4,745
Accrued pension expenses	20,063	19,777	13,956
Long-term debt, less current portion	10,000	47	20,097

Total non-current liabilities	35,131	24,248	38,798

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock
Authorized 25,000,000 shares, $.01 par value; issued 14,142,422 shares at 4/30/2009 and 14,238,994 at 1/31/2009, and 14,428,662 shares at 4/30/2008	141	142	144
Additional paid-in capital	113,962	114,067	114,517
Accumulated deficit	(42,363)	(38,664)	(42,260)
Accumulated comprehensive loss	(9,382)	(9,382)	(5,090)

Total stockholders’ equity	62,358	66,163	67,311

Total liabilities and stockholders’ equity	$130,064	$118,075	$145,101

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

	Three months ended
	4/30/2009	4/30/2008
	(In thousands, except share data)
Net sales	$27,049	$29,194
Costs of goods sold	18,749	19,641

Gross profit	8,300	9,553

Selling, general, administrative & other expenses	13,012	13,791
Interest expense	175	309

Loss before income taxes	(4,887)	(4,547)

Income tax benefits	(1,900)	(1,691)

Net loss	$(2,987)	$(2,856)

Net loss per common share
Basic and diluted	$(0.21)	$(0.20)

Weighted average shares outstanding
Basic and diluted	14,231	14,429

Dividend declared per common share
Cash	$0.05	$0.05

Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2009	4/30/2008
	(In thousands)
Operating activities

Net loss	$(2,987)	$(2,856)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,332	1,458
Provision for doubtful accounts	40	20
Deferred income taxes	(1,942)	(1,691)
Stock based compensation	221	200

Changes in operating assets and liabilities
Trade accounts receivable	2,780	2,563
Other receivables	37	198
Inventories	(15,973)	(20,061)
Income taxes	76	42
Prepaid expenses and other current assets	(534)	(262)
Accounts payable and accrued liabilities	(636)	(4,374)

Net cash used in operating activities	(17,586)	(24,763)

Investing activities
Capital expenditures	(1,070)	(860)

Net cash used in investing activities	(1,070)	(860)

Financing activities
Issuance of debt	16,090	25,422
Repayment of debt	(18)	(18)
Cash dividends paid	(356)	(360)
Repurchase of common stock	(326)	—

Net cash provided by financing activities	15,390	25,044

Net decrease in cash	(3,266)	(579)
Cash at beginning of year	4,387	2,066

Cash at end of year	$1,121	$1,487

Non cash disclosures:

Increase to long term liabilities as a result of the adoption of EITF 06-4	$—	$1,820
Cash dividends declared but not paid	356	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The Company adopted EITF 03-6-1 on February 1, 2009 and the adoption did not have an impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted SFAS No. 157 effective February 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto. As of April 30, 2009, the Company has financial assets in cash, which is measured at fair value using quoted prices for identical assets in an active market (Level 1 fair value hierarchy) in accordance to SFAS No. 157.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009 and the provisions did not have a material effect on its results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS

No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (R) and SFAS No. 160 on February 1, 2009 did not have any material impact to the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 was effective for the Company on February 1, 2009. The adoption of SFAS No. 161 did not have an effect on the Company’s financial position, results of operations or cash flows.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2009 reflect inventories verified by physical counts with the material content valued by the LIFO method. At April 30, 2009 and 2008, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three months ended April 30, 2009 and 2008. LIFO reserves at April 30, 2009, January 31, 2009 and April 30, 2008 were $9,531,000, $9,531,000 and $7,193,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
As of January 31, 2009, the Company had outstanding borrowings under a revolving credit facility that the Company maintains with Wells Fargo pursuant to the Second Amended and Restated Credit Agreement dated as of March 12, 2008 between the Company and Wells Fargo (the “Credit Agreement”), as amended by Amendment No. 1 thereto dated as of July 31, 2008 (“Amendment No. 1 to Credit Agreement”).
Effective as of March 27, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), dated as of March 12, 2008, with Wells Fargo and a related Revolving Line of Credit Note. The Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2, provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit and additional asset-based borrowing-base limitations thereto, and includes a sub-limit of up to $10,000,000 (subject to asset-based borrowing-base limitations) for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by Wells Fargo of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2011. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate or LIBOR, plus a fluctuating margin. The margin above prime or LIBOR varies with trailing 12 months EBITDA, with maximum fluctuating margins of prime + 1% or LIBOR + 3.5%. The Revolving Credit is also subject to an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo is subject to various financial covenants including a fixed charge coverage calculation and a funded debt to adjusted EBITDA ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $16,204,000 as of April 30, 2009 and the Company was in compliance with its covenants as of such date.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.
Note 6. Income Taxes
There were no significant increases or decreases in the unrecognized tax benefits during the three months ended April 30, 2009. As of April 30, 2009, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
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
At January 31, 2009, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2028. Federal net operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State net operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $927,000 on the deferred tax assets at January 31, 2009 and April 30, 2009. The Company evaluates the valuation allowance on a quarterly basis.
Note 7. Net Loss per Share

	Three Months Ended
	4/30/2009	4/30/2008
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(2,987)	$(2,856)

Denominators:
Denominator for basic net loss per share weighted-average common shares outstanding	14,231	14,429
Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,231	14,429

Net loss per share — basic and diluted	$(0.21)	$(0.20)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2009 and 2008, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2009 and 2008, was 109,000 and 63,000, respectively.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2007 Stock Incentive Plan (the “2007 Plan”) and the 1997 Stock Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. There were no grants during the period ended April 30, 2009. There were approximately 688,969 shares available for future issuance under the 2007 Plan as of April 30, 2009.
The 1997 Plan expired in 2007 and had 102,869 unexercised options outstanding at April 30, 2009. Pursuant to the terms of the 1997 Plan, stock options were required to be awarded to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Accounting for the Plans
Effective February 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment,” using the modified prospective-transition method. The modified prospective-transition method was applied to those unvested options issued prior to the Company’s adoption that have historically been accounted for under the Intrinsic Value Method. All outstanding options were 100% vested prior to the adoption and no options were granted or modified since the adoption of FASB Statement No. 123(R). As the compensation cost for restricted stock units was measured using the estimated fair value on the date of grant and recognized over the vesting period, there was no effect on the Company’s statements of operations, due to the adoption of FASB Statement No. 123(R). Accordingly, no compensation expense was recorded on the Company’s options during the three months ended April 30, 2009 or April 30, 2008.

Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at April 30, 2009 and 2008:

			Unrecognized
			Compensation
	Expense for 3 months ended		Cost at
	4/30/2009	04/30/2008	4/30/2009

2007 Stock Incentive Plan

262,500 Restricted Stock Units issued 6/19/2007, vesting over 5 years	$89,000	$89,000	$1,096,000

35,644 Grants of Restricted Stock issued 6/17/2008, vesting over 1 year	44,000	—	15,000

12,887 Grants of Restricted Stock issued 6/19/2007, vesting over 1 year	—	22,000	—

1997 Employee Incentive Stock Plan

270,000 Restricted Stock Units issued 6/30/2004, vesting over 5 years	88,000	89,000	59,000

Totals for the period	$221,000	$200,000	$1,170,000

Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition by any person of a beneficial ownership of 20% of the outstanding common stock. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended April 30, 2009 and 2008 was the same as net income (loss) reported on the Statements of Operations. Accumulated comprehensive income (loss) at April 30, 2009 and 2008 and January 31, 2009 is composed of minimum pension liability adjustments.
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

The net periodic pension costs for the Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended April 30,
					Non-Employee Directors
	Employee’s Retirement Plan		VIP Retirement Plan		Retirement Plan
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	367	357	85	83	7	7
Expected return on plan assets	(179)	(300)	—	—	—	—
Amortization of prior service cost	128	128	(79)	(79)	—	—
Recognized net actuarial (gain) or loss	231	47	24	36	(46)	(8)

Net periodic pension cost	$547	$232	$30	$40	$(39)	$(1)

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
The following is a summary of the Company’s warranty claim activity for the three month periods each ended April 30, 2009 and 2008 (in thousands):

	April 30,
	2009	2008

Beginning balance	$1,950	$1,750
Provision	301	543
Costs incurred	(301)	(343)

Ending balance	$1,950	$1,950

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended April 30, 2009, the Company incurred a pre-tax loss of $4,887,000 on net sales of $27,049,000 compared to a pre-tax loss of $4,547,000 on net sales of $29,194,000 in the same period last year.
Net sales for the three months ended April 30, 2009 decreased by $2,145,000, a 7.4% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 3.4% compared to the prior year. Backlog at April 30, 2009 increased by approximately 3% compared to the prior year. The combination of year-to-date net sales plus backlog at April 30, 2009 has decreased by 1.4% compared to the prior year. Activity for the quarter reflects an increase in selling prices, offset by a reduction in unit volume. Business activity for the three months ended April 30, 2009 was impacted by general economic conditions, particularly those that impact tax receipts and the funded status of public schools.
Gross margin as a percentage of sales decreased to 30.7% for the three months ended April 30, 2009 compared to 32.7% in the same period last year. The reduction in gross margin was attributable to increased costs for certain raw materials compared to the first quarter of 2008 and because a larger percentage of orders were sold FOB factory, which typically yields lower margins than orders that include delivery and full service.
Selling, general and administrative expenses for the three months ended April 30, 2009 decreased by approximately $800,000 compared to the same period last year , but increased as a percentage of sales by 0.9%. The decrease in selling, general and administrative expenses was primarily attributable to a reduction in variable freight and installation cost, due to the reduced volume of shipments and reduced percentage of shipments that included delivery and full service. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to the reduction in net sales for the three months ended April 30, 2009.
Liquidity and Capital Resources
Interest expense decreased by approximately $134,000 for the three months ended April 30, 2009 compared to the same period last year. The decrease was due to reduced interest rates in addition to lower loan balances under the Company’s revolving line of credit with Wells Fargo Bank.
As a result of seasonally lower shipments in the three months ended April 30, 2009 compared to the three months ended January 31, 2009 and the three months ended April 30, 2008, accounts and notes receivable were reduced at April 30, 2009 compared to January 31, 2009 and April 30, 2008. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. For the current fiscal quarter, the Company increased inventory by approximately $16,000,000 compared to January 31, 2009 and reduced inventory by approximately $14,000,000 compared to April 30, 2008. The increase in inventory during the first quarter of 2009 compared the January 31, 2009 was financed through the Company’s credit facility with Wells Fargo Bank. The decrease in inventory compared to April 30, 2008 is due to a combination of several components. First, the Company has decreased its inventory of raw materials and products purchased for resale. Second, the Company has produced fewer semi-finished “ATS” components. Third, in response to the current economic conditions, the Company reduced the variety of SKU’s in its stocking program and is focusing on a quick ship program of core product lines that can be shipped during the summer with very short lead times.
At April 30, 2009, accounts payable and accrued liabilities are comparable to April 30, 2008. Borrowings under the Company’s revolving line of credit with Wells Fargo Bank decreased by approximately $13 million compared to the April 30, 2008, primarily due to reduced levels of inventory and receivables. Other long term liabilities for the three months ended April 30, 2009 were comparable to January 31, 2009. The Company has established a goal of limiting capital spending to less than $5,000,000 for fiscal year 2009, which is slightly less than the Company’s anticipated depreciation expense. Capital spending for the three months ended April 30, 2009, was $1,071,000 compared to $860,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility established with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2009 was $17,586,000 compared to $24,763,000 for the same period last year. The decrease in cash used was primarily attributable to a decrease in the amount of inventory added to stock in the first quarter. In addition, during the current quarter, accounts payable and accrued liabilities remained stable. In the first quarter of 2008 the Company used operating cash to reduce accounts payable.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $16,204,000 was available for borrowing as of April 30, 2009.
Off Balance Sheet Arrangements
During the three months ended April 30, 2009, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Form 10-K”).

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K. No changes have occurred other than the adoption of the new accounting standards as described in Note 3 to the Company’s Unaudited Condensed Consolidated Financial Statements.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2009, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of January 31, 2009, the Company had outstanding borrowings under a revolving credit facility that the Company maintains with Wells Fargo pursuant to the Second Amended and Restated Credit Agreement dated as of March 12, 2008 between the Company and Wells Fargo (the “Credit Agreement”), as amended by Amendment No. 1 thereto dated as of July 31, 2008 (“Amendment No. 1 to Credit Agreement”).
Effective as of March 27, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), dated as of March 12, 2008, with Wells Fargo and a related Revolving Line of Credit Note. The Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2, provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit and additional asset-based borrowing-base limitations thereto, and includes a sub-limit of up to $10,000,000 (subject to asset-based borrowing-base limitations) for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by Wells Fargo of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2011. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate or LIBOR, plus a fluctuating margin. The margin above prime or LIBOR varies with trailing 12 months EBITDA, with maximum fluctuating margins of prime + 1% or LIBOR + 3.5%. The Revolving Credit is also subject to an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo is subject to various financial covenants including a fixed charge coverage calculation and a funded debt to adjusted EBITDA ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $16,204,000 as of April 30, 2009 and the Company was in compliance with its covenants as of such date.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer along with its Principal Financial Officer , of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer concluded that, subject to the limitations noted in this Part I, Item 4, the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the

Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
There have been no material changes from risk factors as disclosed in the Form 10-K for the period ended January 31, 2009.
Item 6. Exhibits
Exhibit 10.1 — Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporate by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2009).
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

VIRCO MFG. CORPORATION

Date: June 8, 2009	By:	/s/ Robert E. Dose Robert E. Dose
Vice President — Finance