Form 10-Q
period 2009-07-31
VIRCO MFG CORPORATION
filed 2009-09-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Common Stock, $.01 par value — 14,240,531 shares as of August 31, 2009.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed consolidated balance sheets — July 31, 2009, January 31, 2009 and July 31, 2008	3
Unaudited condensed consolidated statements of income — Three months ended July 31, 2009 and 2008	5
Unaudited condensed consolidated statements of income — Six months ended July 31, 2009 and 2008	6
Unaudited condensed consolidated statements of cash flows — Six months ended July 31, 2009 and 2008	7
Notes to unaudited condensed consolidated financial statements — July 31, 2009	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15
Part II. Other Information	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 6. Exhibits	16
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
EX-31.1
EX-31.2
EX-32.1

PART I

Item 1.	Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2009	1/31/2009	7/31/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$1,614	$4,387	$1,851

Trade accounts receivable	41,774	14,393	43,314
Less allowance for doubtful accounts	263	200	258

Net trade accounts receivable	41,511	14,193	43,056

Other receivables	473	768	80

Inventories:
Finished goods, net	23,903	10,720	14,759
Work in process, net	8,542	14,848	18,641
Raw materials and supplies, net	8,732	7,417	12,791

	41,177	32,985	46,191

Deferred tax assets, net	2,867	3,808	3,698
Prepaid expenses and other current assets	1,917	1,658	1,295

Total current assets	89,559	57,799	96,171

Property, plant and equipment:
Land and land improvements	3,336	3,379	3,630
Buildings and building improvements	47,888	47,888	49,558
Machinery and equipment	115,184	116,559	116,686
Leasehold improvements	1,902	1,911	1,487

	168,310	169,737	171,361
Less accumulated depreciation and amortization	124,242	125,122	125,398

Net property, plant and equipment	44,068	44,615	45,963

Goodwill and other intangible assets, net	—	—	2,291

Deferred tax assets, net	9,257	9,372	5,652
Other assets	6,289	6,289	6,238

Total assets	$149,173	$118,075	$156,315

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2009	1/31/2009	7/31/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Checks released but not yet cleared bank	$2,717	$4,996	$4,006
Accounts payable	15,247	10,728	13,710
Accrued compensation and employee benefits	4,687	5,136	5,012
Current portion of long-term debt	17,080	69	14,671
Other accrued liabilities	8,863	6,735	9,869

Total current liabilities	48,594	27,664	47,268

Non-current liabilities:
Accrued self-insurance retention and other	3,656	3,263	4,866
Accrued pension expenses	19,273	19,777	13,647
Deferred income taxes	1,161	1,161	—
Long-term debt, less current portion	10,036	47	20,079

Total non-current liabilities	34,126	24,248	38,592

Commitments and Contingencies

Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,240,531 shares at 7/31/2009; 14,238,994 at 1/31/09; and 14,522,701 shares at 07/31/2008	142	142	145
Additional paid-in capital	114,007	114,067	114,509
Accumulated deficit	(38,314)	(38,664)	(39,109)
Accumulated comprehensive loss	(9,382)	(9,382)	(5,090)

Total stockholders’ equity	66,453	66,163	70,455

Total liabilities and stockholders’ equity	$149,173	$118,075	$156,315

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	7/31/2009	7/31/2008
	(In thousands, except share data)
Net sales	$74,623	$80,216
Costs of goods sold	48,847	54,327

Gross profit	25,776	25,889

Selling, general, administrative & other expenses	18,242	19,610
Interest expense	441	565

Income before income taxes	7,093	5,714

Income tax provision	3,047	2,202

Net income	$4,046	$3,512

Net income per common share:
Basic	$0.29	$0.24
Diluted	$0.29	$0.24

Weighted average shares outstanding:
Basic	14,151	14,423
Diluted	14,154	14,451
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Six months ended
	7/31/2009	7/31/2008
	(In thousands, except per share data)
Net sales	$101,672	$109,410
Costs of goods sold	67,596	73,968

Gross profit	34,076	35,442

Selling, general and administrative expenses	31,254	33,401
Interest expense	616	874

Income before income taxes	2,206	1,167

Provision for income taxes	1,147	511

Net income	$1,059	$656

Dividend declared
Cash	$0.05	$0.05

Net income per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

Weighted average shares outstanding:
Basic	14,170	14,426
Diluted	14,170	14,443
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2009	7/31/2008
	(In thousands)
Operating activities

Net income	$1,059	$656
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,652	2,885
Provision for doubtful accounts	100	58
Gain on sale of property, plant and equipment	(5)	(1)
Deferred income taxes	941	491
Stock based compensation	457	413

Changes in operating assets and liabilities
Trade accounts receivable	(27,418)	(27,640)
Other receivables	461	204
Inventories	(8,192)	(3,183)
Income taxes	(51)	14
Prepaid expenses and other current assets	(259)	198
Accounts payable and accrued liabilities	3,683	(1,944)

Net cash used in operating activities	(26,572)	(27,849)

Investing activities
Capital expenditures	(2,110)	(2,487)
Proceeds from sale of property, plant and equipment	10	1

Net cash used in investing activities	(2,100)	(2,486)

Financing activities
Proceeds from long-term debt	27,042	30,941
Repayment of long-term debt	(37)	(37)
Purchase of treasury stock	(397)	(63)
Cash dividend paid	(709)	(721)

Net cash provided by financing activities	25,899	30,120

Net decrease in cash	(2,773)	(215)
Cash at beginning of period	4,387	2,066

Cash at end of period	$1,614	$1,851

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 2009
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In July 2009, we adopted Statement of Financial Accounting Standard (SFAS) 165, Subsequent Events (SFAS No. 165). SFAS 165 establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 will be effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. We currently anticipate that the adoption of SFAS No. 168 will have no effect on our condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements will be updated, as appropriate, to cite the Codification following the effective date of SFAS No. 168.
In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 03-6-1 also requires all prior period earnings per share data presented to be adjusted retrospectively and early application is not permitted. The Company adopted EITF 03-6-1 on February 1, 2009 and the adoption did not have an impact on its financial statements.

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
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 141 (R) and SFAS No. 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (R) and SFAS No. 160 on February 1, 2009 did not have any material impact on the Company’s financial statements.
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
Note 4. Inventories
Fiscal year end financial statements at January 31, 2009 reflect inventories verified by physical counts with the material content valued by the LIFO method. At July 31, 2009 and 2008, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three-month or six-month periods ended July 31, 2009 and 2008. LIFO reserves at July 31, 2009, January 31, 2009 and July 31, 2008 were $9,531,000, $9,531,000 and $7,193,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
As of January 31, 2009, the Company had outstanding borrowings under a revolving credit facility that the Company maintains with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 12, 2008 between the Company and Wells Fargo (the “Credit Agreement”), as amended by Amendment No. 1 thereto dated as of July 31, 2008 (“Amendment No. 1 to Credit Agreement”).
Effective as of March 27, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). The Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2, provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit and additional asset-based borrowing-base limitations thereto, and includes a sub-limit of up to $10,000,000 (subject to asset-based borrowing-base limitations) for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by Wells Fargo of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2011. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate or LIBOR, plus a fluctuating margin. The margin above prime or LIBOR varies with trailing 12 months EBITDA, with maximum fluctuating margins of prime + 1% or LIBOR + 3.5%. The Revolving Credit is also subject to a default interest rate of an additional 4% and provides for an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo is subject to various financial covenants including a maximum leverage ratio, a minimum ratio of assets to liabilities, and a minimum interest coverage ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $25,267,000 as of July 31, 2009 and the Company was in compliance with its covenants as of such date.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Note 6. Income Taxes
There were no significant increases or decreases in the unrecognized tax benefits during the three months ended July 31, 2009. As of July 31, 2009, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
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
At January 31, 2009, the Company had gross operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2028. Federal gross operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State gross operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will not be realized and has provided a valuation allowance of $927,000 on deferred tax assets at January 31, 2009 and July 31, 2009. The Company evaluates the valuation allowance on a quarterly basis.
Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2009	7/31/2008	7/31/2009	7/31/2008
	(In thousands, except per share data)
Net income	$4,046	$3,512	$1,059	$656

Average shares outstanding	14,151	14,423	14,170	14,426
Net effect of dilutive stock options based on the treasury stock method using average market price	3	28	—	17

Totals	14,154	14,451	14,170	14,443

Net income per share – basic	$0.29	$0.24	$0.07	$0.05
Net income per share – diluted	$0.29	$0.24	$0.07	$0.05
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock incentive plans are the 2007 Stock Incentive Plan (the “2007 Plan”) and the 1997 Stock Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. There were 432,354 grants during the quarter ended July 31, 2009. There were approximately 256,615 shares available for future issuance under the 2007 Plan as of July 31, 2009.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at July 31, 2009. Pursuant to the terms of the 1997 Plan, stock options were required to be awarded to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
Restricted Stock and Stock Unit Awards
Accounting for the Plans
Summary of restricted stock and stock unit awards at July 31, 2009 and 2008:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2009	7/31/2008	7/31/2009	7/31/2008	7/31/2009

2007 Stock Incentive Plan

Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	$29,000	$—	$29,000	$—	$146,000

Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	45,000	—	45,000	—	1,294,000

Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	89,000	178,000	177,000	1,010,000

Grants of 35,644 Shares of Restricted Stock, issued 6/17/2008, vesting over 1 year	14,000	29,000	58,000	29,000	—

Grants of 12,887 Shares of Restricted Stock, issued 6/19/2007, vesting over 1 year	—	7,000	—	29,000	—

1997 Stock Incentive Plan

Grants of 270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	59,000	89,000	147,000	178,000	—

Totals for the period	$236,000	$214,000	$457,000	$413,000	$2,450,000

Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common shares. There are 200,000 shares (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2008, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) for the three months and six months ended July 31, 2009 and 2008 was the same as net income (loss) reported on the statements of operations. Accumulated comprehensive income (loss) at July 31, 2009 and 2008 and January 31, 2009 is composed of minimum pension liability adjustments.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). Benefits under the Pension Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Pension Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.
The Company also provides a non-qualified plan for non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. As more fully described in the Form 10-K, benefit accruals under the Non-Employee Directors Retirement Plan were frozen effective December 31, 2003.
The net periodic pension costs for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months ended July 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$5
Interest cost	367	388	85	90	7	8
Expected return on plan assets	(179)	(300)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Amortization of prior service cost	128	138	(79)	(80)	—	—
Recognized net actuarial loss or (gain)	231	50	24	40	(46)	(8)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$547	$276	$30	$50	$(39)	$5

	Six Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$10
Interest cost	734	776	170	180	14	16
Expected return on plan assets	(358)	(600)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Amortization of prior service cost	256	276	(158)	(160)	—	—
Recognized net actuarial loss or (gain)	462	100	48	80	(92)	(16)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost	$1,094	$552	$60	$100	$(78)	$10

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
The following is a summary of the Company’s warranty claim activity for the three months and six months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2009	7/31/2008	7/31/2009	7/31/2008
		(In thousands)
Beginning Accrued Warranty Balance	$1,950	$1,950	$1,950	$1,750
Provision	65	412	366	955
Costs Incurred	(215)	(362)	(516)	(705)

Ending Accrued Warranty Balance	$1,800	$2,000	$1,800	$2,000

Note 11. Subsequent Events
Subsequent to the July 31, 2009, the Company declared a third quarterly cash dividend of $0.025 per share to stockholders of record as of September 1, 2009, payable September 15, 2009. Payment of a quarterly dividend is predicated on (1) the strength of our balance sheet; (2) anticipated cash flows; and (3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
The Company has evaluated events subsequent to July 31, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through September 9, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or additional disclosure in the financial statements.

VIRCO MFG. CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The Company’s order rates and results of operations for the first six months of fiscal 2009 were adversely impacted by economic conditions in the United States, and the related impact on tax receipts that fund public school expenditures. According to BIFMA (Business and Institutional Furniture Manufacturers Association), for the first six calendar months of 2009 shipments of office furniture declined by approximately 30.0%. During the first three months of the Company’s 2009 fiscal year, order rates did not decline significantly compared to the prior year, with orders declining by approximately 3.4%, but during the second three months of the Company’s 2009 fiscal year, order rates declined by approximately 17.1% compared to the prior year. For the first six months of fiscal 2009, orders declined by approximately 12.0% compared to the prior year. For the first six months of the year, shipments were not significantly impacted by money distributed to schools by the American Recovery and Reinvestment Act.
For the three months ended July 31, 2009, the Company earned a pre-tax profit of $7,093,000 on sales of $74,623,000 compared to a pre-tax profit of $5,714,000 on sales of $80,216,000 in the same period last year.
Sales for the three months ended July 31, 2009 decreased by $5,593,000, a 7.0% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 17.1% compared to the prior year. Backlog at July 31, 2009 decreased by approximately 17.0% compared to the prior year. The reduction in shipments was attributable to reductions in unit volume. Shipments of project related business was stable, with the decline in non-project related business activity.
Gross margin for the three months ended July 31, 2009 as a percentage of sales increased to 34.5% compared to 32.3% in the prior year. The increase in gross margin was attributable to lower raw material costs compared to the prior year period. Production hours and the related absorption of factory overhead was comparable to the prior period.
Selling, general and administrative expense for the three months ended July 31, 2009 decreased by approximately $1,368,000 to $18,242,000 compared to $19,610,000 in the same period last year, and remained stable as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses for freight and field service expenses. Interest expense decreased by approximately $124,000 compared to the same period last year as a result of reduced interest rates and reduced levels of borrowing.
For the six months ended July 31, 2009 the Company earned a pre-tax profit of $2,206,000 on sales of $101,672,000 compared to a pre-tax profit of $1,167,000 on sales of $109,410,000 in the same period last year.
Sales for the first six months decreased by $7,738,000, or 7.1%, compared to the same period last year. The decrease was attributable to a reduction in sales volume. Incoming orders for the same period decreased by approximately 12.0%. Shipments of project related business was stable, while non-project related business activity declined.
Gross margin as a percentage of sales increased to 33.5% compared to 32.4% in the same period last year. The increase in gross margin was attributable to lower raw material costs compared to the prior year period. Production hours and the related absorption of factory overhead was comparable to the prior year.
Selling, general and administrative expense for the six months ended July 31, 2009 decreased by approximately $2,147,000 compared to the same period last year, but increased as a percentage of sales by 0.2%. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses for freight and field service expenses. Interest expense decreased by approximately $258,000 compared to the same period last year as a result of reduced interest rates and reduced levels of borrowing.
Liquidity and Capital Resources
As a result of seasonally high shipments in the three months ended July 31, 2009, accounts and notes receivable increased by approximately $27.4 million at July 31, 2009 compared to January 31, 2009. When compared to receivables at July 31, 2008, receivables, however, decreased by approximately $1,540,000. This decrease was due to the decline in sales in the three months ended July 31, 2009 compared to the same period last year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At July 31, 2009, inventories were lower than the prior year by approximately $5,014,000. The decrease in inventory is partially attributable to reductions in the cost of steel and plastic, and partially attributable to reductions in unit quantity. The proportion of finished goods to total inventory increased from July 31, 2008 as the Company assembled components to finished goods earlier in the year in order to achieve improved on time delivery during the summer.
The increase in receivables and inventory during the first six months of fiscal 2009 was financed through the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). At July 31, 2009 borrowing under the line had decreased by approximately $7.6 million compared to July 31, 2008.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for fiscal 2009, which is slightly less than anticipated depreciation expense. Capital spending for the six months ended July 31, 2009 was $2,110,000 compared to $2,487,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo and operating cash flow. Approximately $25,267,000 was available for borrowing under the Company’s credit facility as of July 31, 2009.

Net cash used in operating activities for the six months ended July 31, 2009 was $26,572,000 compared to $27,849,000 for the same period last year. The decrease in cash used in operations for the six months ended July 31, 2009 compared to the same period last year was partially attributable to improved profitability compared to the prior year. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first six months of fiscal 2009, the Company declared and paid two quarterly cash dividends of $0.025 per share. Subsequent to the July 31, 2009, the Company declared a third quarterly cash dividend of $0.025 per share to stockholders of record as of September 1, 2009, payable September 15, 2009. Payment of a quarterly dividend is predicated on (1) the strength of our balance sheet; (2) anticipated cash flows; and (3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. Through July 31, 2009, the Company repurchased 414,000 shares of stock for $1,347,000.
Off Balance Sheet Arrangements
During the six months ended July 31, 2009, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its annual report on Form 10-K for the fiscal year ended January 31, 2009.
Forward-Looking Statements
From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
Effective as of March 27, 2009, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). The Credit Agreement, as amended by Amendment No. 1 and Amendment No. 2, provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $65,000,000, with seasonal adjustments to the credit limit and additional asset-based borrowing-base limitations thereto, and includes a sub-limit of up to $10,000,000 (subject to asset-based borrowing-base limitations) for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by Wells Fargo of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2011. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate or LIBOR, plus a fluctuating margin. The margin above prime or LIBOR varies with trailing 12 months EBITDA, with maximum fluctuating margins of prime + 1% or LIBOR + 3.5%. The Revolving Credit is also subject to a default interest rate of an additional 4% and provides for an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo is subject to various financial covenants including a maximum leverage ratio, a minimum ratio of assets to liabilities, and a minimum interest coverage ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $25,267,000 as of July 31, 2009 and the Company was in compliance with its covenants as of such date.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
As more fully described on the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009, the Company sells a substantial quantity of furniture under annual fixed price contracts, with little and sometimes no ability to increase prices during the duration of the contact. During the course of the contract, the results of operations can be impacted by the cost of certain commodities. During the six month period ended July 31, 2009, the Company benefited from relatively stable costs for steel, plastic, and fuel that were at costs generally below those experienced during the comparable period last year.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Principal Executive Officer, along with the Company’s Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The risk factor included in the Company’s annual report on Form 10-K entitled “The majority of our sales are generated under annual contracts, which limit our ability to raise prices during a given year in response to increases in costs” is amended by including the following disclosure at the end.
During the six month period ended July 31, 2009, the Company benefited from relatively stable commodity costs that were typically lower than incurred during the six month period ended July 31, 2008. During the six month period ended July 31, 2008, the Company was adversely impacted by increased costs for steel, plastic, and fuel.
Other than set forth above, there have been no material changes in risk factors as disclosed in the Company’s annual report on Form 10-K for the period ended January 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders
The following is a description of matters submitted to a vote of the Company’s stockholders at the Annual Meeting of Stockholders held June 16, 2009.
Election of three directors whose terms expire in 2012.

	Votes For	Authority Withheld

Robert A. Virtue	12,611,434	82,907
Robert K. Montgomery	9,832,032	2,862,309
Donald A. Patrick	12,527,360	166,981
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009 was approved; 12,679,106 shares were voted for the proposal, 10,175 shares were voted against it and 5,060 shares abstained.

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

VIRCO MFG. CORPORATION
Date: September 9, 2009	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance