Form 10-Q
period 2009-10-31
VIRCO MFG CORPORATION
filed 2009-12-10
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009
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
     Common Stock, $.01 par value — 14,199,087 shares as of November 30, 2009.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed consolidated balance sheets — October 31, 2009, January 31, 2009 and October 31, 2008	3
Unaudited condensed consolidated statements of income — Three months ended October 31, 2009 and 2008	5
Unaudited condensed consolidated statements of income — Nine months ended October 31, 2009 and 2008	6
Unaudited condensed consolidated statements of cash flows — Nine months ended October 31, 2009 and 2008	7
Notes to unaudited condensed consolidated financial statements — October 31, 2009	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	16
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits	17
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

PART I
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2009	1/31/2009	10/31/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)

Assets

Current assets:
Cash	$2,127	$4,387	$3,474

Trade accounts receivable	19,738	14,393	25,805
Less allowance for doubtful accounts	283	200	258

Net trade accounts receivable	19,455	14,193	25,547

Other receivables	385	768	152

Inventories:
Finished goods, net	11,211	10,720	8,953
Work in process, net	9,298	14,848	10,841
Raw materials and supplies, net	7,125	7,417	6,251

	27,634	32,985	26,045

Deferred tax assets, net	2,270	3,808	1,091
Prepaid expenses and other current assets	1,172	1,658	1,249

Total current assets	53,043	57,799	57,558

Property, plant and equipment:
Land and land improvements	3,329	3,379	3,379
Buildings and building improvements	47,884	47,888	47,511
Machinery and equipment	116,169	116,559	115,518
Leasehold improvements	1,846	1,911	1,487

	169,228	169,737	167,895
Less accumulated depreciation and amortization	124,932	125,122	123,791

Net property, plant and equipment	44,296	44,615	44,104

Goodwill and other intangible assets, net	—	—	2,288

Deferred tax assets, net	9,280	9,372	5,652
Other assets	6,289	6,289	6,288

Total assets	$112,908	$118,075	$115,890

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2009	1/31/2009	10/31/2008
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)

Liabilities

Current liabilities:
Checks released but not yet cleared bank	$2,219	$4,996	$2,417
Accounts payable	8,389	10,728	10,057
Accrued compensation and employee benefits	4,278	5,136	4,904
Current portion of long-term debt	22	69	74
Other accrued liabilities	7,736	6,735	7,023

Total current liabilities	22,644	27,664	24,475

Non-current liabilities:
Accrued self-insurance retention and other	3,532	3,263	4,571
Accrued pension expenses	16,814	19,777	13,341
Deferred income taxes	1,161	1,161	—
Long-term debt, less current portion	38	47	60

Total non-current liabilities	21,545	24,248	17,972

Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,199,087 shares at 10/31/2009, 14,238,994 at 1/31/09; and 14,426,884 shares at 10/31/2008	142	142	144
Additional paid-in capital	114,080	114,067	114,442
Accumulated deficit	(36,121)	(38,664)	(36,053)
Accumulated comprehensive loss	(9,382)	(9,382)	(5,090)

Total stockholders’ equity	68,719	66,163	73,443

Total liabilities and stockholders’ equity	$112,908	$118,075	$115,890

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	10/31/2009	10/31/2008
	(In thousands, except per share data)

Net sales	$62,920	$74,866
Costs of goods sold	41,875	50,372

Gross profit	21,045	24,494

Selling, general and administrative expenses and others	17,204	18,868
Gain on sale of property	—	(1,131)
Interest expense	296	370

Income before income taxes	3,545	6,387

Provision for income taxes	640	2,607

Net income	$2,905	$3,780

Dividend declared
Cash	$0.05	$0.05

Net income per common share
Basic	$0.21	$0.26
Diluted	$0.20	$0.26

Weighted average shares outstanding
Basic	14,162	14,467
Diluted	14,182	14,485
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Nine months ended
	10/31/2009	10/31/2008
	(In thousands, except per share data)

Net sales	$164,592	$184,276
Costs of goods sold	109,471	124,340

Gross profit	55,121	59,936

Selling, general and administrative expenses and others	48,458	52,269
Gain on sale of property	—	(1,131)
Interest expense	912	1,244

Income before income taxes	5,751	7,554

Provision for income taxes	1,787	3,118

Net income	$3,964	$4,436

Dividend declared
Cash	$0.10	$0.10

Net income per common share
Basic	$0.28	$0.31
Diluted	$0.28	$0.31

Weighted average shares outstanding
Basic	14,172	14,443
Diluted	14,182	14,467
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2009	10/31/2008
	(In thousands)
Operating activities

Net income	$3,964	$4,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996	4,309
Provision for doubtful accounts	120	60
Gain on sale of property, plant and equipment	(5)	(1,131)
Deferred income taxes	1,538	3,098
Stock based compensation	657	634

Changes in operating assets and liabilities
Trade accounts receivable	(5,382)	(10,133)
Other receivables	449	132
Inventories	5,351	16,962
Income taxes	26	(335)
Prepaid expenses and other current assets	486	244
Accounts payable and accrued liabilities	(8,150)	(10,877)

Net cash provided by operating activities	3,050	7,399

Investing activities
Capital expenditures	(3,675)	(3,185)
Proceeds from sale of property, plant and equipment	10	2,392
Net investment in life insurance	—	(50)

Net cash used in investing activities	(3,665)	(843)

Financing activities
Repayment of long-term debt	(55)	(3,712)
Purchase of treasury stock	(524)	(352)
Cash dividend paid	(1,066)	(1,084)

Net cash used in financing activities	(1,645)	(5,148)

Net (decrease) or increase in cash	(2,260)	1,408
Cash at beginning of period	4,387	2,066

Cash at end of period	$2,127	$3,474

Supplemental disclosure:
Accrual for cash dividends declared but not paid	$355	$361
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 2009
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 amends ASC 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security, (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 are effective the first reporting period (including interim periods) beginning after its issuance, or as of October 4, 2009 for the Company. The Company does not expect the adoption will have a material impact to the financial statements.
In June 2009, the FASB issued FAS 167 now codified as ASC 810 “Amendments to FASB Interpretation No. 46(R)”, the objective of which is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is not permitted. We expect to adopt this statement during our fiscal 2010 first quarter. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
In July 2009, we adopted Statement of Financial Accounting Standard (SFAS) 165 now codified as FASB ASC Topic 855 “ Subsequent Events ,” which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, FASB ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC Topic 855 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The adoption of SFAS No. 168 did not have a significant effect on our condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements included herein have been updated, as appropriate, to cite the Codification.
In June 2008, the FASB issued EITF 03-6-1 now codified as ASC 260-10 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under FASB ASC Topic 505, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FASB ASC Topic 505 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FASB ASC Topic 505 also requires all prior period earnings per share data presented to be adjusted retrospectively and early application is not permitted. The Company adopted FASB ASC Topic 505 on February 1, 2009 and the adoption did not have an impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, which is now codified as FASB ASC Topic 820, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the fiscal year beginning February 1, 2008, for the Company. The Company adopted FASB ASC Topic 820 effective February 1, 2008. The adoption of FASB ASC Topic 820 for financial assets and liabilities held by the Company did not have a material effect on the Company’s financial statements or notes thereto.
In February 2008, the FASB issued FSP FAS 157-2, which is now codified as FASB ASC Topic 820, “Fair Value Measurements” permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009 and the provisions did not have a material effect on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised) now codified as FASB ASC Topic 805, “Business Combinations” and SFAS No. 160 now codified as FASB ASC Topic 810, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FASB ASC Topic 810”). FASB ASC Topic 805 broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. FASB ASC Topic 810 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented, FASB ASC Topic 805 and FASB ASC Topic 810 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC Topic 805 and FASB ASC Topic 810 on February 1, 2009 did not have any material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161 now codified as FASB ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB ASC Topic 815”). FASB ASC Topic 815 requires companies with derivative instruments to disclose information that should enable readers of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC Topic 815 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. FASB ASC Topic 815 was effective for the Company on February 1, 2009. The adoption of FASB ASC Topic 815 did not have an effect on the Company’s financial position, results of operations or cash flows.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2009 reflect inventories verified by physical counts with the material content valued by the LIFO method. At October 31, 2009 and 2008, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three-month or nine-month periods ended October 31, 2009 and 2008. LIFO reserves at October 31, 2009, January 31, 2009 and October 31, 2008 were $9,531,000, $9,531,000 and $7,193,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt

As of January 31, 2009, the Company had outstanding borrowings under a revolving credit facility that the Company maintains with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to the Second Amended and Restated Credit Agreement dated as of March 12, 2008 between the Company and Wells Fargo (the “Credit Agreement”), as amended by Amendment No. 1 thereto dated as of July 31, 2008 (“Amendment No. 1”).
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
The Revolving Credit with Wells Fargo is subject to various financial covenants including a maximum leverage ratio, a minimum ratio of assets to liabilities, and a minimum interest coverage ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $20,111,000 as of October 31, 2009 and the Company was in compliance with its covenants as of such date.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the SEC.
Note 6. Income Taxes
There were no significant increases or decreases in the unrecognized tax benefits during the three months and nine months ended October 31, 2009. As of October 31, 2009, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
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
At January 31, 2009, the Company had gross operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2028. Federal gross operating losses that can potentially be carried forward totaled approximately $3,438,000 at January 31, 2009. State gross operating losses that can potentially be carried forward totaled approximately $26,648,000 at January 31, 2009. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will not be realized and has provided a valuation allowance of $927,000 on deferred tax assets at January 31, 2009 and October 31, 2009. The Company evaluates the valuation allowance on a quarterly basis.
Note 7. Net Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2009	10/31/2008	10/31/2009	10/31/2008
	(In thousands, except per share data)

Net income	$2,905	$3,780	$3,964	$4,436

Average shares outstanding	14,162	14,467	14,172	14,443
Net effect of dilutive stock options based on the treasury stock method using average market price	20	18	10	24

Totals	14,182	14,485	14,182	14,467

Net income per share — basic	$0.21	$0.26	$0.28	$0.31
Net income per share — diluted	0.20	0.26	0.28	0.31
Note 8. Stock Based Compensation

Stock Incentive Plans
The Company’s two stock incentive plans are the 2007 Stock Incentive Plan (the “2007 Plan”) and the 1997 Stock Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. There were no grants during the three months ended October 31, 2009. There were approximately 256,615 shares available for future issuance under the 2007 Plan as of October 31, 2009.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at October 31, 2009. Pursuant to the terms of the 1997 Plan, stock options were required to be awarded to employees at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
Restricted Stock and Stock Unit Awards
Accounting for the Plans
Summary of restricted stock and stock unit awards at October 31, 2009 and 2008:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 9 months ended		Cost at
	10/31/2009	10/31/2008	10/31/2009	10/31/2008	10/31/2009

2007 Stock Incentive Plan

Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	$44,000	$—	$73,000	$—	$102,000

Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	67,000	—	112,000	—	1,227,000

Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	89,000	267,000	266,000	921,000

Grants of 35,644 Shares of Restricted Stock, issued 6/17/2008, vesting over 1 year	—	44,000	58,000	73,000	—

Grants of 12,887 Shares of Restricted Stock, issued 6/19/2007, vesting over 1 year	—	—	—	29,000	—

1997 Stock Incentive Plan

Grants of 270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	—	88,000	147,000	266,000	—

Totals for the period	$200,000	$221,000	$657,000	$634,000	$2,250,000

Stockholders’ Rights Plan
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
Note 9. Comprehensive Income (Loss)
Comprehensive income for the three months and nine months ended October 31, 2009 and 2008 was the same as net income reported on the statements of operations. Accumulated comprehensive loss at October 31, 2009 and 2008 and January 31, 2009 is composed of minimum pension liability adjustments.
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
The net periodic pension costs for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months ended October 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Plan		Retirement Plan
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$5
Interest cost	367	388	85	90	7	8
Expected return on plan assets	(179)	(300)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Amortization of prior service cost	128	138	(79)	(80)	—	—
Recognized net actuarial loss or (gain)	231	50	24	40	(46)	(8)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost (benefit)	$547	$276	$30	$50	$(39)	$5

	Nine Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Plan		Retirement Plan
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$—	$—	$—	$15
Interest cost	1,101	1,164	255	270	21	24
Expected return on plan assets	(537)	(900)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Amortization of prior service cost	384	414	(237)	(240)	—	—
Recognized net actuarial loss or (gain)	693	150	72	120	(138)	(24)
Settlement and curtailment	—	—	—	—	—	—

Net periodic pension cost (benefit)	$1,641	$828	$90	$150	$(117)	$15

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
The following is a summary of the Company’s warranty claim activity for the three months and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	10/31/2009	10/31/2008	10/31/2009	10/31/2008
		(In thousands)

Beginning Accrued Warranty Balance	$1,800	$2,000	$1,950	$1,750
Provision	354	354	720	1,309
Costs Incurred	(354)	(354)	(870)	(1,059)

Ending Accrued Warranty Balance	$1,800	$2,000	$1,800	$2,000

Note 12. Subsequent Events
The Company has evaluated events subsequent to October 31, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through December 10, 2009, the date these financial statements were issued. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or additional disclosure in the financial statements.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The Company’s order rates and results of operations for the first nine months of fiscal 2009 were adversely impacted by economic conditions in the United States, and the related impact on tax receipts that fund public school expenditures. According to BIFMA (Business and Institutional Furniture Manufacturers Association), for the first nine calendar months of 2009, shipments of office furniture declined by approximately 30.4%. During the first three months of the Company’s 2009 fiscal year, order rates did not decline significantly compared to the prior year, with orders declining by approximately 3.4%. The reduction in order rate accelerated during the second and third quarters. During the second quarter of the Company’s 2009 fiscal year, order rates declined by approximately 17.1% compared to the prior year. During the third quarter of the Company’s 2009 fiscal year, order rates declined by approximately 13.7% compared to the prior year. For the first nine months of fiscal 2009, orders declined by approximately 12.4% compared to the prior year. In addition, for the first nine months of the year, sales were not significantly impacted by money distributed to schools by the American Recovery and Reinvestment Act.
For the three months ended October 31, 2009, the Company earned a pre-tax profit of $3,545,000 on sales of $62,920,000 compared to a pre-tax profit of $6,387,000 on sales of $74,866,000 in the same period last year.
Sales for the three months ended October 31, 2009 decreased by $11,946,000, a 16.0% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 13.7% compared to the prior year. Backlog at October 31, 2009 decreased by approximately 14.0% compared to the prior year. The reduction in sales was attributable to a reduction in unit volume. Sales of project related business was stable; while non-project related business activity declined.
Gross margin for the three months ended October 31, 2009 as a percentage of sales increased to 33.4% compared to 32.7% in the prior year. The increase in gross margin was attributable to lower raw material costs compared to the prior year period, offset slightly by manufacturing variances. Production hours and the related absorption of factory overhead decreased by approximately 11.5% compared to the prior period.
Selling, general and administrative expense for the three months ended October 31, 2009 decreased by approximately $1,664,000 to $17,204,000 compared to $18,868,000 in the same period last year, but increased as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses for freight and field service expenses. In the prior year, the Company benefited from a $1,131,000 gain on sale of real estate in the third quarter. The third quarter ended October 31, 2009 did not include a comparable gain. Interest expense decreased by approximately $74,000 compared to the same period last year as a result of reduced interest rates and reduced levels of borrowing.
For the nine months ended October 31, 2009, the Company earned a pre-tax profit of $5,751,000 on sales of $164,592,000 compared to a pre-tax profit of $7,554,000 on sales of $184,276,000 in the same period last year.
Sales for the nine months ended October 31, 2009 decreased by $19,684,000, or 10.7%, compared to the same period last year. The decrease was attributable to a reduction in sales volume. Order rates for the same period decreased by approximately 12.4%. Sales of project related business was stable, while non-project related business activity declined.
Gross margin as a percentage of sales increased to 33.5% compared to 32.5% in the same period last year. The increase in gross margin was attributable to lower raw material costs compared to the prior year period. Production hours and the related absorption of factory overhead were slightly lower than the same prior year.
Selling, general and administrative expense for the nine months ended October 31, 2009 decreased by approximately $3,811,000 compared to the same period last year, but increased as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses for freight and field service expenses. Interest expense decreased by approximately $332,000 compared to the same period last year as a result of reduced interest rates and reduced levels of borrowing.
Liquidity and Capital Resources
As a result of seasonally high shipments in the three months ended October 31, 2009, accounts and notes receivable increased by approximately $5.3 million at October 31, 2009 compared to January 31, 2009. When compared to receivables at October 31, 2008, receivables, however, decreased by approximately $6,092,000. This decrease was due to the decline in sales in the three months ended October 31, 2009 compared to the same period last year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At October 31, 2009, inventories were higher than the prior year by approximately $1,600,000. The seasonal increases in receivables and inventory during the first summer months of fiscal 2009 was financed through the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). At October 31, 2009 and at October 31, 2008, the Company did not have any outstanding borrowings under the line.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for fiscal 2009, which is slightly less than anticipated depreciation expense. The Company may modestly exceed the $5,000,000 target during the current year. Current year expenditures will include approximately $600,000 of landlord financed tenant improvements at the Torrance, CA facility in addition to an expansion of certain manufacturing processes to support new product offerings and to bring production of certain products in house. Capital spending for the nine months ended October 31, 2009 was $3,675,000 compared to $3,185,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo and operating cash flow. Approximately $20,111,000 was available for borrowing under the Company’s credit facility as of October 31, 2009.
Net cash generated by operating activities for the nine months ended October 31, 2009 was $3,050,000 compared to $7,399,000 for the same period last year. The decrease in cash generated in operations for the nine months ended October 31, 2009 compared to the same period last year was substantially attributable to the change in operating assets and liabilities compared to the prior year. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first nine months of fiscal 2009, the Company declared and paid three quarterly cash dividends of $0.025 per share. During the quarter ended October 31, 2009, the Company declared a fourth quarterly cash dividend of $0.025 per share to stockholders of record as of November 10, 2009, payable December 1, 2009. Payment of a quarterly dividend is predicated on (1) the strength of our balance sheet; (2) anticipated cash flows; and (3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. Through October 31, 2009, the Company repurchased 455,000 shares of stock for $1,474,000. During the three months ended October 31, 2009 the Company purchased 41,000 shares for $126,000.
Off Balance Sheet Arrangements
During the nine months ended October 31, 2009, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009.
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
The Revolving Credit will mature on March 1, 2011. Interest under the Revolving Credit is payable monthly at a fluctuating rate equal to Wells Fargo’s prime rate or LIBOR, plus a fluctuating margin. The margin above prime or LIBOR varies with trailing 12 months EBITDA, with maximum fluctuating margins of prime + 1% or LIBOR + 3.5%. Accordingly, a 100 and 200 basis point upward fluctuation in Wells Fargo’s base rate would have caused the Company to incur additional interest charges of approximately $34,000 and $111,000 for the 3 months and 12 months ended January 31, 2010. The Company would have benefited from similar interest savings if the based rate were to have fluctuated downward by like amounts. The Revolving Credit is also subject to a default interest rate of an additional 4% and provides for an unused commitment fee of 0.375%.

The Revolving Credit with Wells Fargo is subject to various financial covenants including a maximum leverage ratio, a minimum ratio of assets to liabilities, and a minimum interest coverage ratio. The Revolving Credit also includes additional restrictions, including, without limitation, restrictions on capital expenditures, additional indebtedness, dividends and the repurchase of the Company’s common stock. The Revolving Credit facility is secured by certain of the Company’s and its subsidiaries’ accounts receivable, inventories, equipment and real property. Availability under the Revolving Credit line was $20,111,000 as of October 31, 2009 and the Company was in compliance with its covenants as of such date.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1 and Amendment No. 2 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the Company sells a substantial quantity of furniture under annual fixed price contracts, with little and sometimes no ability to increase prices during the duration of the contact. During the course of the contract, the results of operations can be impacted by the cost of certain commodities. During the nine month period ended October 31, 2009, the Company benefited from relatively stable costs for steel, plastic, and fuel that were at costs generally below those experienced during the comparable period last year.
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
Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
During the nine month period ended October 31, 2009, the Company benefited from relatively stable commodity costs that were typically lower than incurred during the nine month period ended October 31, 2008. During the nine month period ended October 31, 2008, the Company was adversely impacted by increased costs for steel, plastic, and fuel.
Other than set forth above, there have been no material changes in risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

VIRCO MFG. CORPORATION
Date: December 10, 2009	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance