Form 10-K
period 2010-01-31
VIRCO MFG CORPORATION
filed 2010-04-16
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2010.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting held by non-affiliates of the registrant on July 31, 2009, was $35.6 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).
As of April 1, 2010, there were 14,153,044 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

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
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company’s control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company’s ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, and competition.
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Throughout this report, our fiscal years ended January 31, 2006, January 31, 2007, January 31, 2008, January 31, 2009 and January 31, 2010 are referred to as years 2005, 2006, 2007, 2008 and 2009, respectively.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 60-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers — such as Peter Glass, Richard Holbrook, and Bob Mills — to develop additional products for contemporary applications. These include the best-selling ZUMA® and the recently introduced Metaphor® and Telos® classroom furniture collections, as well as I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series.
In 2008, Virco introduced the TEXT® table collection for learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected Text models can be equipped with a variety of technology-support and storage accessories. Lunada® tables made their debut at the end of 2008. Combining Virco’s popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings.
In 2009, Virco introduced Flip-Top Technology tables for computer classrooms and related environments. Flip-Top Technology tables feature a 6” deep locking flip-top compartment that secures cables, surge protectors and wires beneath the work surface. Also in 2009, utilizing our new flat metal forming capabilities, Virco introduced an array of desks, returns and bookcases. Virco plans to further expand the use of our flat metal forming capabilities in 2010 to produce lateral files, vertical files and mobile pedestals.
In 2010, Virco introduced Parameter™, an invigorating collection of desks, returns and credenzas for use by teachers, principals and district administrators in their classrooms or offices. Parameter affordably combines all the functionality — and more — of traditional mid-priced desks with high-end design elements. Virco’s flat metal forming capabilities are used to manufacture Parameter products. Additional Parameter desks, as well as Parameter mobile pedestals and wire management accessories, are targeted for release in the second half of 2010.
Virco’s impressive flat metal forming capabilities are further enhanced when combined with our Assemble-to-Ship (“ATS”) strategy, which allows for the manufacture and storage of common components during the portion of the year when demand for our product is low followed by assembly to customer-specific combinations prior to shipment. The combination of flat metal forming and ATS enables Virco to offer an array of desks at three price points that provide a variety of furniture solutions for customer applications in a wide range of environments. Other products manufactured with the use of Virco’s flat metal forming capabilities are also targeted to be offered at multiple price points in 2010.
As of January 31, 2010, the Company’s employment force was approximately 1,100 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company’s PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”).
In recent years, due to budgetary pressures, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the installation of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures — and by purchasing furniture and equipment from other companies for re-sale with Virco products — the Company is now able to provide “one-stop shopping” for all furniture, fixtures and equipment needs in the K-12 market.
The expansion of the Company’s product line combined with the expansion of its services over the years has provided Virco with the ability to serve various markets including the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges; four-year colleges and universities; trade, technical and vocational schools; convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
Virco serves its customers through a well-trained, nationwide sales and support team. Virco’s educational product line is marketed through an extensive direct sales force, as well as through a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group service such customers, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts. The Company also has an array of support services, including complete package solutions for the furniture, fixtures and equipment line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery, installation, and repair.
Another important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco’s physical facilities are designed to support its ATS strategy. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during summer months.
During the early 2000s, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. In recent years, the Company believes that its domestic manufacturing capabilities have evolved into a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery and installation to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company’s ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2009, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
Principal Products
Virco produces the broadest line of furniture for the K-12 market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the furniture, fixtures and equipment line item on a new school project or school budget. Virco also provides a variety of products for preschool markets and has recently developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and on-going product development program featuring products developed in-house as well as products developed with accomplished designers. The Company’s primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. Virco also has flat metal forming capabilities to enable the production of desks, returns, bookcases, filing cabinets, mobile pedestals and related items.
Virco’s principal manufactured products include:
SEATING — Launched in 2004, the ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company’s history. Since this record-breaking launch, ZUMA sales have continued to grow. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; two rockers with 13” and 15” seat heights; and a chair with an articulating tablet arm which was introduced in Virco’s 2009 Equipment for Educators™ catalog. The ZUMAfrd™ collection, introduced in 2005, features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces. ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, designed to serve students in college, university and other adult education settings, and on high school campuses, was introduced in late 2006. Along with its original adult-height models, Sage now offers a 13” and a 15” 4-leg chair, and a corresponding pair of cantilever chairs. In addition to these chairs for younger, smaller students, Virco has introduced an articulating Sage tablet arm model for high school and adult learning venues. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. In 2007, the Company introduced the Metaphor® Series — an updated sequel to Virco’s best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies — and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. Other Virco seating alternatives include easily-adjustable Ph.D.® task chairs; I.Q.® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES — In April 2008, Virco introduced the TEXT® table collection for learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-suppport and storage accessories. Lunada® tables made their debut at the end of 2008. Combining Virco’s popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco’s Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco café tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Virco also carries traditional folding and banquet tables, activity tables and office tables, as well as the computer tables and mobile tables described below.
COMPUTER FURNITURE — Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco’s functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.
DESKS/CHAIR DESKS — From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco’s wide-ranging furniture models can be found in thousands of America’s schools. Related products include teacher desks and tablet arm units. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators, Virco has introduced the distinctive, stylish and modern Parameter™ collection of desks, returns and credenzas; designed in collaboration with Peter Glass and Bob Mills, Parameter is also great for business environments.
ADMINISTRATIVE OFFICE FURNITURE— In addition to the Plateau® Office Solutions and Parameter desks and related products described above, Virco now manufactures a selection of desks, returns, bookcases and other items that employ the Company’s flat metal forming capabilities. Moreover, Plateau Office Solutions bookcases in popular sizes are available for administrative offices.
LABORATORY FURNITURE— For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables; Virco manufactures the table bases of these items and equips them with specialty tops purchased from vendor partners. Virco’s ZUMA, Sage™, Telos®, Metaphor®, I.Q.®, Classic Series, and 3000 Series collections also include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring.
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
Virco’s wide-ranging product selection includes hundreds of furniture models that are certified according to the Greenguard for Children and Schools Program for indoor air quality. In 2005 Virco’s ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard for Children and Schools Program. All of the models in the Company’s most recently introduced product lines — including TEXT® and Lunada® tables, as well as Flip-Top Technology tables and Parameter desks, returns and credenzas — are Greenguard-certified. Along with Virco’s leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry’s first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. In 2009, Virco began carrying a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2009.
In addition to product offerings, Virco also offers various levels of service and delivery. Products can be purchased FOB factory, FOB destination (including delivery), with Virco full service including installation in the classroom, and with full project management for the acquisition of FF&E items for new schools or renovations of schools. These services are only offered in connection with the purchase of Virco products. Revenues from these service levels are included in the purchase price of the furniture items.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® Virtuoso®, Classic Series™, Martest 21® , Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT® and Parameter™. Solely for convenience, from time to time we refer to our trademarks in this prospectus without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco’s consolidated revenues during 2009.
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
The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. By comparison, in 2006 and 2007 the price of these commodities was relatively stable. In 2008, steel prices increased by more than 80% during a four month period from April to July. Additionally, during the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. In the latter portion of the 2008, the cost of these materials declined, and remained relatively stable during 2009.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2010.
With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many these contracts that allow the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarter. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, and 2008. The Company typically benefits from any decreases in raw material costs under the contracts described above.
Marketing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team, as well as a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco’s local accounts.
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
Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality venues, and mass merchants. Sales to this market include colleges and universities, preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company’s consolidated revenues in 2009. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors — Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 40% of Virco’s sales in 2009, 40% of sales in 2008, and 35% of sales in 2007. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, we would be able to sell to the vast majority of our customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Approximately 50% of the Company’s total sales in 2009 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During the “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the vast majority of shipments occurring from June to September each year, which is the Company’s peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with Wells Fargo Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
Virco’s working capital requirements during, and in anticipation of, the peak summer season management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco’s ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may have to absorb higher storage, labor and related costs, each of which may negatively affect the Company’s results of operations. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company’s business during the peak season each year based in part on annual contracts which are in place and management’s experience with respect to the market.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), Hon (HNI), KI Inc., Royal, Bretford, Smith System, Columbia, Scholarcraft and VS America. The largest competitor that purchases and re-sells furniture is School Specialty (SCHS). In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., KI Inc., MTS and Mity Enterprises, Inc.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that include emphasizing the value of Virco’s products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco’s project management capabilities, the value of Virco’s distribution and delivery capabilities, and the value of Virco’s customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding re-sellers, and management believes that the Company’s large direct sales force and the Company’s sizeable manufacturing and warehousing capabilities facilitate these efforts. Although management prefers to compete on the value of Virco products and services, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Backlog
Sales order backlog at January 31, 2010, totaled $13.0 million and approximated six weeks of sales, compared to $16.5 million at January 31, 2009, and $15.2 million at January 31, 2008. Substantially all of the backlog will ship during 2010.
Patents and Trademarks
In the last 10 years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco’s intellectual property as well. These patents expire over the next one to 17 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco’s patents are an important element of its success, Virco’s business as a whole is not believed to be materially dependent on any one patent. See “Risk Factors — An inability to protect our intellectual property could have a significant impact on our business.”
In order to distinguish genuine Virco products from competitors’ products, Virco has obtained the rights to certain trademarks and tradenames for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco’s trademarks and tradenames play an important role in its success, Virco’s business as a whole is not believed to be materially dependent on any one trademark or tradename, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 60 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2010, Virco and its subsidiaries employed approximately 1,100 full-time employees at various locations. Of this number, approximately 900 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.
Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2005 and 2004 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all ZUMA® and ZUMAfrd™ products, and hundreds of other Virco furniture items — including all models in the Company’s recently introduced, TEXT® and Lunada® table lines, as well as Flip-Top Technology tables and Parameter™ desks, returns and credenzas — have been certified according to the GREENGUARD® Environmental Institute’s stringent indoor air quality standard for children and schools. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 (“CPSIA”) are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board (CARB) rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. See “Risk Factors — We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company’s revenues, gross profit and total assets for each of the last three fiscal years, see the Company’s consolidated financial statements.
During 2009, Virco derived 6-7% of its revenues from customers located outside of the United States (primarily in Canada and Panama). During the previous two fiscal years, Virco derived approximately 4-5% of its revenues from customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. During 2009, 2008 and 2007, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2010, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at
		January	Has Held
		31,	Office
Name	Office	2010	Since
| | |
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	77	1990
D. A. Virtue (2)	Executive Vice President	51	1992
S. Bell (3)	Vice President — General Manager, Conway Division	53	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	53	1995
A. Gamble (5)	Vice President — Human Resources	41	2004
P. Quinones (6)	Vice President — Logistics and Marketing Services	46	2004
D. R. Smith (7)	Vice President — Marketing	61	1995
L. L. Swafford (8)	Vice President & Corporate Counsel	45	1998
N. Wilson (9)	Vice President — General Manager, Torrance Division	62	2004
L. O. Wonder (10)	Vice President — Sales	58	1995
B. Yau (11)	Corporate Controller, Assistant Secretary and Assistant Treasurer	51	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 53 years and has served as the President since 1982.

(2)	Appointed in 1992; has been employed by the Company for 24 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 21 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 19 years and has served as the Corporate Controller, and currently as Vice President-Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 11 years and has served as Manager of Human Resources, as Director of Human Resources, and currently as Vice President of Human Resources.

(6)	Appointed in 2004; has been employed by the Company for 18 years in a variety customer and marketing service positions, and currently as Vice President of Logistics and Marketing Services.

(7)	Appointed in 1995; has been employed by the Company for 25 years in a variety of sales and marketing positions, and currently as Vice President of Marketing.

(8)	Appointed in 1998; has been employed by the Company for 14 years and has served as Associate Corporate Counsel, and currently as Vice President & Corporate Counsel.

(9)	Appointed in 2004; has been employed by the Company for 43 years in a variety of manufacturing, warehousing, and transportation positions, and currently as Vice President — General Manager, Torrance Division.

(10)	Appointed in 1995; has been employed by the Company for 32 years in a variety of sales and marketing positions, and currently as Vice President of Sales.

(11)	Appointed in 2004; has been employed by the Company for 13 years and has served as Corporate Controller, and currently as Corporate Controller, Assistant Secretary and Assistant Treasurer.
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
The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is www.sec.gov.
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
Our product sales are significantly affected by education funding, which is a function of general economic conditions. If the economy continues to remain weak or further weakens, funding for education may decrease, which would adversely affect our business and results of operations.
Our sales are significantly impacted by the level of education spending primarily in North America, which, in turn, is a function of the general economic environment. In a weak economy, like the one currently being experienced in the United States, state and local revenues decline, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture. Any significant and sustained decline in the per-student funding levels provided for in-state and local budgets could have a materially adverse impact on our business, financial condition and results of operations. As part of the American Recovery and Reinvestment Act (ARRA), the Federal Government provided $44 billion to be distributed through the Department of Education by April 30, 2009, with more funding to be distributed at later dates. Significant portions of this money were used to avoid reductions-in-force at educational institutions. When stimulus money is no longer available to states, substantial additional reductions in school budgets may be required. At this time it is not known what impact the stimulus funding will have on the demand for school furniture, fixtures and equipment.
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
Reduced levels of spending on education may significantly impact spending on furniture and increase price competition in the furniture market. If price competition increases, we may need to reduce our prices to build or maintain our market share, which in turn could lower our profit margins.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. When state and local funding for education declines, schools typically reduce spending on all budget line items other than teacher and administrator salaries and benefits. This in turn can result in reduced demand for school furniture, which in turn can intensify price competition in our industry. This price competition could impact our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices. In addition, when market conditions warrant, we may need to reduce prices to build or maintain our market share. If we are unable to increase or maintain prices for our products, our profit margins could decline.
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
The majority of our sales are generated under annual contracts, which combined with the seasonal nature of our business, may limit our ability to raise prices on a timely basis during a given year in response to increases in costs.
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the

Company may receive significant orders during the first and second quarters for delivery in the second and third quarter. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins.
By way of example, in 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase.
We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2009, 2008 and 2007. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company’s suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
We are affected by the cost of energy, and increases in energy prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of energy relative to our transportation costs, the costs of petroleum-based materials (like plastics), and the costs of operating our manufacturing facilities. If the price of petroleum-based products, the cost of operating our manufacturing facilities, and our transportation costs continue to increase, these increases could have a negative impact on our gross margins and profitability.
Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list — which allows schools and school districts to purchase furniture without bidding — accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 40% of Virco’s sales in 2009 were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends, and requires a reduced level of borrowing during the fourth quarter. Our credit facility also subjects us to quarterly covenants, which currently includes certain funded debt to EBITDA and fixed-charge requirements. As a result of the foregoing, our operation and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.
A breach of any of the covenants in our credit facility could result in a default, which, if not cured or waived, may permit acceleration of the indebtedness under our credit facility. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.
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
Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. If new environmental laws and regulations are introduced and enforced domestically, but not implemented or enforced internationally, we will operate at a competitive disadvantage compared to competitors who source product primarily from international sources. In addition, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. The remediation costs and our allocated share at some of these CERCLA sites are unknown. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
The Patient Protection and Affordable Care Act may increase the cost of providing medical benefits to employees, which could have a significant adverse impact on our results of operations.
We currently provide medical, dental, and life insurance benefits to substantially all full-time employees. Recent legislation regarding health care reform may cause the cost of providing medical insurance to our employees to increase. We may not be able to pass the cost of increased medical costs to our customers, which could cause our costs of sales to increase and our gross profit to decline.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Torrance, California
Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. During the third quarter of 2008, the Company extended the lease for an additional five-year period expiring on February 28, 2015. As part of the extension, the Company received a $600,000 tenant improvement allowance that was utilized and accounted for as capital expenditure prior to December 31, 2009. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.
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
In addition to the complex described above, the Company operates two other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over subsequent years. The Company manufactures fabricated steel and injection-molded plastic components at this facility. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building is leased under a 10-year lease expiring in March 2018. The Company sold a 150,000 sq. ft. finished goods warehouse in the third quarter of 2008. This facility was leased to a third party on a month-to-month basis until the date of sale.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 31, 2010, there were approximately 306 registered stockholders according to transfer agent records. There were approximately 800 beneficial stockholders.
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. During the fourth quarter of 2007 the Company initiated a quarterly dividend of $.025 per share. During 2008 and 2009 the Company paid four quarterly dividends of $0.025 per share. Actual payment of cash dividends must be approved by the Board of Directors each quarter. Due to the timing of regularly scheduled Board of Directors meetings, declaration dates may fall in the quarter prior to the payment date, as was the case in the 2nd and 4th quarter of 2008 and 2009. The current line of credit with Wells Fargo restricts the amount of cash that can be used for stock repurchases and paying cash dividends.
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2009	2008	2009		2008
			High	Low	High	Low
1st Quarter	$0.050	$0.050	$3.81	$1.65	$6.69	$4.10
2nd Quarter	—	—	3.57	2.78	5.24	4.20
3rd Quarter	0.050	0.050	3.20	2.74	4.71	2.20
4th Quarter	—	—	3.99	2.73	3.94	1.66

Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) an industry peer group index, the Hemscott Group Index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2005, in the Company’s common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX,
MORNINGSTAR INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON FEB. 01, 2005
ASSUMES DIVIDEND REINVESTED

	Fiscal Year Ending
Company/Index/Market	1/31/2005	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010
Virco Mfg. Corporation	$100.00	$84.59	$114.52	$81.79	$27.81	$48.07
NASDAQ Market Index	$100.00	$112.43	$120.60	$117.76	$73.39	$107.80
Morningstar Business Equipment	$100.00	$99.03	$114.46	$89.60	$44.23	$58.45
Hemscott Group Index	$100.00	$104.16	$122.00	$96.45	$47.48	$64.76
The current composition of Morningstar Business Equipment is as follows: Access to Money, Inc., American Locker Group, Inc., aVinci Media Corporaton, BioAuthorize Holdings, Inc., Coinstar, Inc., Comtrex Systems Corporation, Diebold Incorporated, Energy Focus, Inc., Franklin Electronic Publishers, Inc., Global Payment Technologies, Inc., Gunther International, Ltd., Herman Miller, Inc., HNI Corporation, Hypercom Corporation, Inscape Corporation, International Lottery & Totalizator Systems, Kimball International, Inc., Knoll, Inc., Koala Corporation, LSI Industries, Inc., New Medium Enterprise, NFinanSe, Inc., Optimal Group, Inc., PAR Technology Corp., Pitney Bowes Inc., Prevention Insurance.com, Reconditioned Systems, Inc., Steelcase, Inc., TechLite, Inc., VeriFone Holdings, Inc., Virco Mfg. Corporation, Xerox Corporation.
The current composition of Hemscott Group 313 — Business Equipment is as follows: All the companies listed above and Rahaxi, Inc.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Five Year Summary of Selected Financial Data
Five Year Summary of Selected Financial Data

In thousands, except per share data	2009	2008	2007	2006	2005

Summary of Operations

Net sales	$190,513	$212,003	$229,565	$223,107	$214,450
Net income (loss)	$300	$1,210	$22,219	$7,545	$(9,574)

Income (Loss) per share data
Net income (loss) (a)
Basic	$0.02	$0.08	$1.54	$0.56	$(0.73)
Assuming dilution	$0.02	$0.08	$1.53	$0.55	$(0.73)

Cash dividends declared per share	$0.10	$0.10	$0.025	$—	$—

(a)	2005 net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2009	2008	2007	2006	2005

Total assets	$118,100	$118,075	$127,185	$116,277	$114,720
Working capital	$33,980	$30,991	$32,756	$22,994	$15,488
Current ratio	2.5/1	2.2/1	2.0/1	1.6/1	1.4/1
Total long-term obligations	$30,236	$25,104	$21,129	$30,101	$38,862
Stockholders’ equity	$64,938	$66,163	$72,148	$48,878	$39,100
Shares outstanding at year-end	14,163	14,239	14,429	14,380	13,137
Stockholders’ equity per share	$4.59	$4.65	$5.00	$3.40	$2.98
Financial Highlights

In thousands, except per share data	2009	2008	2007	2006	2005

Summary of Operations

Net sales (3) (4)	$190,513	$212,003	$229,565	$223,107	$214,450

Net income (loss)	$300	$1,210	$22,219	$7,545	$(9,574)

Net income (loss) per share (1)	$0.02	$0.08	$1.53	$0.55	$(0.73)
Stockholder’s equity	64,938	66,163	72,148	48,878	39,100
Stockholder’s equity per share (2)	4.59	4.65	5.00	3.40	2.98

In thousands, except per share data	2004	2003	2002	2001	2000

Summary of Operations

Net sales (3) (4)	$199,854	$191,852	$244,355	$257,462	$287,342

Net income (loss) before change in accounting methods (5)	$(13,995)	$(23,607)	$282	$246	$4,313

Change in accounting methods (4)	—	—	—	—	(297)

Net income (loss)	$(13,995)	$(23,607)	$282	$246	$4,016

Net income (loss) per share (1)	$(1.07)	$(1.80)	$0.02	$0.02	$0.29
Stockholder’s equity	49,265	62,352	82,774	90,223	94,141
Stockholder’s equity per share (2)	3.76	4.76	6.31	6.71	6.90

(1)	Based on average number of shares outstanding each year after giving retroactive effect to stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect to stock dividends and stock split.

(3)	The prior period statements of operations contain certain reclassifications to conform to the presentation required by EITF No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which the Company adopted during the fourth quarter of the fiscal year ended January 31, 2001.

(4)	During the fourth quarter of the fiscal year ended January 31, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Pursuant to Financial Accounting Standards Board Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective February 1, 2000, the Company recorded the cumulative effect of the accounting change.

(5)	For 2003, an adjustment of $1.6 million of income tax expense was made to reflect tax effect of minimum pension liability.
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

Executive Overview
Management’s strategy is to position Virco as the overall value supplier of educational furniture and equipment. The markets that Virco serves include the education market (the Company’s primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities; trade, technical and vocational schools; convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company’s business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco’s business model is the Company’s emphasis on developing and maintaining key manufacturing, warehousing, distribution, installation, project management, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment needs of the K-12 education market, enabling a school to procure all of its FF&E requirements from one source.
Virco’s product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2009, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been turbulent during the last 10 years. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust, and more recently in 2008 and 2009 as a result of the recession. In addition, the furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from China. In the years 2004, 2005, and 2008 commodity prices for some of the Company’s primary raw materials, particularly steel and plastic, were extremely volatile.
The years 2008 and 2009 were particularly challenging for the Company and the educational furniture industry in general. The budgetary pressures placed on school budgets in these years as a result of the recession were more severe than any period in recent history. These budgetary pressures directly impacted the demand for the Company’s products, as the demand for educational furniture largely depends upon: (1) available funding in a school’s general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools. While funding from bond financing was relatively stable in 2008 and 2009 (and has been over the past several years), school operating budgets experienced significant strain in 2008 and 2009. In response to these budgetary pressures, as is traditionally the case, schools opted to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduced the demand for, and sales of, the Company’s products.
The Company was well-positioned to weather these challenges, however, as it had maintained its reduced cost structure from prior restructurings, including a reduced workforce, wage and hiring freezes and workforce flexibility, and reacted early to the deteriorating conditions, reducing headcount through attrition, reducing production hours, and controlling inventory.
Cost reduction has been a focus of management since 2001 and the Company has achieved great success in this arena. For example, headcount of permanent employees as of January 31, 2010, was approximately 1,100 compared to a peak of nearly 2,950 in August 2000, and factory overhead was less than $48 million in each of the fiscal years ended January 31, 2008, 2009 and 2010, compared to over $72 million in the fiscal year ended January 31, 2001.
In addition, in 2008 and 2009, Virco continued to invest in new products, which positively impacted sales. For example, in 2008, the Company launched the TEXT® and Lunada® table series and in 2009 the Company introduced Flip-Top Technology tables for computer classrooms. The Company also utilized its new flat metal forming capabilities to introduce an array of desks, returns and bookcases. Most recently, in 2010, the Company introduced, Parameter™, an invigorating collection of desks, returns and credenzas, and plans to further expand the use of our flat metal forming capabilities to produce lateral files, vertical files and mobile pedestals.
Virco also benefits from its proprietary PlanSCAPE® software and experienced PlanSCAPE managers, which allow Virco to prepare complete package solutions for the FF&E segment of bond-funded public school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects. PlanSCAPE project management software allows Virco’s sales representatives to provide classroom-by-classroom planning documents for the budgeting, acquisition and installation of FF&E.
The Company anticipates that demand for furniture in the education markets may decline in 2010 as a result of the persistence of weak economic conditions. The Company expects that completion of bond-funded school and college construction projects will be lower in 2010 than in each of 2008 and 2009 and that school budgets will remain strained. Completion of K-12 projects are expected to decline by 10-15% and completion of college projects by 5-10%.
Management also anticipates reduced demand for replacement furniture due to the significant financial pressures being placed on school operating budgets because of the current economic crisis. The impact of the American Recovery and Reinvestment Act of 2009 (“ARRA”) on furniture sales has been difficult to quantify, as many of the funds have been used to reduce layoffs of teachers and administrators. It is unlikely that the ARRA will have a material impact on demand for school furniture during the first half of 2010. The Company, however, plans to maintain its core work force at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.
While the short-term economic conditions impacting the Company’s core customer base are not positive, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and installation of furniture in classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Unlike its primary competitors, Virco has maintained and expanded its domestic manufacturing capabilities, recently adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of products formerly sourced from other suppliers. Virco’s domestic factories are a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles. Finally, the financial health of the competition, both manufacturers and dealers, may have been adversely impacted by the downturn in the economy, creating opportunities for suppliers that can provide dependable delivery of quality products and services. The current credit environment may make it difficult for competitors to finance the significant seasonal nature of school furniture and equipment deliveries.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company’s reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including, LIFO and obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers’ compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this annual report on Form 10-K. Virco’s critical accounting policies are as follows:

Revenue Recognition: The Company recognizes revenue in accordance with FASB ASC Topic 605 “Revenue Recognition”. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. The Company reports sales as net of sales returns and allowances and sales taxes imposed by various government authorities.
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company’s allowance for doubtful accounts has ranged from approximately 0.7% to 1.4% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, giving Virco’s receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco’s credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company’s sales to government entities as a percentage of total revenues.
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
Self-Insured Retention: For 2007, 2008, and 2009 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers’ compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a discount rate ranging from 5.75 — 6.75% for 2009, 2008, and 2007. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2010 will be comparable to the retention levels for 2009.
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
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”), the Virco Important Performers Plan (the “VIP Plan”) and the Non-Employee Directors Retirement Plan (the “Directors Plan”), which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.75% and the VIP Plan at a 6.00% discount rate in 2009, a 6.75% discount rate for all plans in 2008, and a 6.00% discount rate for all plans in 2007. The Company utilized a 5.0% assumed rate of increase in compensation rates, and estimated a 6.5% return on plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. In 2008, the Company incurred significant losses on investments held in trust to fund the pensions. These investment losses will cause future pension costs to increase, and will require future cash contributions to adequately fund these pensions. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2007 and 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 and 2007 would have (decreased) / increased by ($145,000) and $64,000, respectively. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to operating losses, the Company established a valuation allowance against the net deferred tax assets in 2003. For the year ended January 31, 2007, based on this consideration, the Company anticipated that it is more likely than not that the net deferred tax assets would not be realized, and a valuation allowance was recorded against the net deferred tax assets. During the fiscal year ended January 31, 2008, the results of operations of the Company were such that the Company determined that is was more likely than not that all of the deferred tax asset would be realized, and a $10,700,000 favorable adjustment to the valuation allowance was recorded in the third quarter ended October 31, 2007. This was a non-cash benefit, resulting in a $10,700,000 net adjustment to deferred tax assets recorded in the third quarter. At January 31, 2010, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2029. Federal net operating losses that can potentially be carried forward totaled approximately $4,524,000 at January 31, 2010. State net operating losses that can potentially be carried forward totaled approximately $27,355,000 at January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $490,000 and $927,000 on the deferred tax assets at January 31, 2010 and 2009, respectively.
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) now codified as part of FASB ASC Topic 740. ASC Topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under EITF 06-4, now codified under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of ASC Topic 740 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of ASC Topic 740.
Results of Operations (2009 vs. 2008)
Financial Results and Cash Flow
For the fiscal year ended January 31, 2010, the Company earned net income of $300,000 on net sales of $190,513,000 compared to net income of $1,210,000 on net sales of $212,003,000 in the same period last year. The prior year results benefitted from a $1,131,000 gain from sale of real estate offset by an impairment charge of $2,284,000 for goodwill and other intangible assets. The current year was not affected by similar events. Net income per share was $0.02 for the fiscal year ended January 31, 2010, compared to net income per share of $0.08 in the prior year. Cash flow used in operations was $2,795,000 in 2009 compared to cash flow provided by operations of $11,160,000 in the prior year.
Sales
Virco’s sales decreased by 10.1% in 2009 to $190,513,000 compared to $212,003,000 in 2008. This decrease in sales was attributable to a decline in unit volume which was driven by unfavorable economic conditions experienced during the year, offset by price increases of approximately 1%. Prices only modestly increased in 2009 as commodity prices were relatively stable, and competitive conditions as a result of the weak economy made it difficult to increase prices. Sales of Virco’s new products, including Sage™, Metaphor®, Telos®, and Text® increased in 2009 compared to 2008, but were offset by reductions in other product lines.
For 2010 the Company anticipates that the persistence of weak economic conditions will continue to cause the amount of school furniture sold to decline compared to 2009. Any such decline will place continued pressure on selling prices. The Company will continue to emphasize the value, design and color selections of its products, the value of its distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period. In order to increase market share during 2010, the Company has added modestly to its direct sales force, and when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Cost of Sales
Cost of sales was 67.1% of sales in 2009 and 67.6% of sales in 2008. As a percent of sales, raw material costs decreased by slightly more than 1% compared to the prior year due to the stability of raw material costs in 2009 compared to 2008. 2008 was marked by significant volatility in steel and plastic prices. This volatility was modestly mitigated by a LIFO gain of approximately $733,000. Current year costs of sales benefited from a decrement in certain LIFO layers and a related gain of approximately $54,000. In 2009, direct labor costs as a percent of sales were flat compared to 2008. Manufacturing overhead costs increased slightly as a percent of sales. Production hours in 2009 were comparable to 2008.
The Company is beginning 2010 with more inventory than in 2009. Production levels, which vary depending upon selling volumes, are anticipated to be comparable to or slightly higher in 2010 than 2009. In addition, the Company expects production hours to increase in 2010 compared to 2009 due to the addition of flat metal forming capabilities at its Conway, Arkansas facility. This capability was acquired in 2009; the Company formerly sourced these items from domestic suppliers.
In 2010, the Company intends to more tightly integrate the ATS model with its marketing programs, product development programs, and product stocking and Quick Ship plan. This anticipated improvement in execution of ATS should allow the Company to offer a variety of products while improving on-time delivery performance.
During 2010 the Company anticipates continued uncertainty and volatility in costs, particularly in the areas of certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in 2010 as experienced in 2008, but that it could be more volatile than in 2009. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for the fiscal year ended January 31, 2010, decreased by approximately $3.0 million, or 4.6%, from the prior year, and were 32.3% of sales as compared to 30.4% in the prior year. Freight and installation costs decreased in both dollars and as a percentage of sales due to reduced selling volumes, continued focus on a tiered price structures that increased prices on small orders requiring freight and installation services, and efficiencies from implementation of a new warehouse management system. Selling expenses increased slightly in dollars and increased as a percentage of sales due to expanded selling efforts. G&A spending increased due to higher pension expense primarily attributable to amortization of investment losses incurred during 2009, but was otherwise flat compared to the prior year.
For 2010 the Company plans to modestly increase its direct selling force, but intends to make other modifications in selling expenses to compensate for the increased headcount. The Company anticipates that pension expense will decrease by approximately $400,000 as investment gains in 2009 mitigated a portion of the significant investment loss in 2008.
Interest expense was $325,000 less in 2009 compared to 2008 as a result of lower interest rates.
Provision for Income Taxes
At January 31, 2010, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2029 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $4,524,000 at January 31, 2010. State net operating losses that can potentially be carried forward totaled approximately $27,355,000 at January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $490,000 and $927,000 on the deferred tax assets at January 31, 2010 and 2009 respectively.
Results of Operations (2008 vs. 2007)
Financial Results and Cash Flow
For the fiscal year ended January 31, 2009, the Company earned pre-tax income of $1,509,000 on net sales of $212,003,000 compared to pre-tax income of $12,192,000 on net sales of $229,565,000 for the prior year end. The 2008 results were affected by a $1,131,000 gain from sale of real estate and an impairment charge of $2,284,000 for goodwill and other intangible assets. Net income for the fiscal year ended January 31, 2009, was $1,210,000 compared to $22,219,000 the prior year end. The 2007 year was significantly impacted by a $10,700,000 favorable adjustment to the valuation allowance for deferred income taxes. Net income per share was $0.08 for 2008, compared to net income per share of $1.54 in 2007. Cash flow from operations was $11,160,000 in 2008 compared to $16,884,000 in 2007.
Sales
Virco’s sales decreased by nearly 7.7% in 2008 to $212,003,000 compared to $229,565,000 in 2007. The decrease in sales was attributable to a decline in unit volume offset by a increased prices of approximately 4%. Sales of Virco’s new Sage™, Metaphor®, and Telos® product lines increased, but were offset by reductions in other product lines.
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
Cost of Sales
Cost of sales was 67.6% of sales in 2008 and 63.6% of sales in 2007. Cost of sales as a percentage of sales increased from 2007 to 2008 for two primary reasons. First, the Company incurred a dramatic increase in the costs of steel and plastic, particularly in the second quarter. The cost of steel increased by over 80% between the months of March and July of 2008. The Company raised prices modestly for orders received in the third quarter, but the increase was late in the year, and not adequate to compensate for the increased commodity costs. In addition, the cost of petroleum (which impacts the cost of plastic, resin, inbound freight, and utilities) increased during 2008. Second, in order to reduce inventory during uncertain economic times, the Company reduced production hours by nearly 22% in 2008 compared to 2007. The largest portion of this reduction occurred in the Company’s fourth quarter.
Commodity costs decreased significantly in the fourth quarter of 2008, but not until after the Company’s summer season when most shipping activity occurs and not to the price levels at the beginning of 2008. During the fourth quarter of 2008, when the Company significantly reduced production levels and inventory, the Company benefited from a LIFO gain of approximately $733,000 by penetrating old layers of inventory.
The net impact of increased commodities costs, before the LIFO gain was approximately $7,000,000 for 2008. During 2008, the Company incurred approximately $4,800,000 of increased overhead variances, primarily due to reductions in production.
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for the fiscal year ended January 31, 2009, decreased by approximately $4.6 million, and were 30.5% of sales as compared to 30.1% in the prior year. Freight and installation costs decreased in both dollars and as a percentage of sales due to tiered price structures that increased prices on small orders requiring freight and installation services. Selling expenses increased in dollars and as a percentage of sales due to expanded selling efforts.
Interest expense was $824,000 less in 2008 compared to 2007 as a result of borrowing levels and interest rates being lower than in 2007.

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
Goodwill Impairment
The Company identified a single reporting unit (the Company itself) as no components have been identified beneath it. In the fourth quarter of 2008, our market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”. Based on this assessment, our management concluded that, as of January 31, 2009, the carrying value of our reporting unit ($2,200,000 ) exceeded its fair value ($0) and thus goodwill was fully impaired. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000. We further note that after recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of January 31, 2009.
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
Provision for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, at January 31, 2007, the Company believed that it was more likely than not that the net deferred tax assets would not be realized, and a 100% valuation allowance was recorded against the net deferred tax assets at January 31, 2007. During the year ended January 31, 2008, the operating results of the Company demonstrated the second consecutive year of significantly improved pre-tax operating results. A significant portion of the net deferred tax asset relating to NOL carryforwards was realized, and at the third quarter ending October 31, 2007, the Company determined that it was more likely than not that the net deferred tax assets would be realized. In the third quarter, the Company recorded a $10.7 million favorable adjustment to the valuation allowance against the net deferred tax assets.
Because the Company benefited from NOL carryforwards for 2007, the effective income tax expense was very low, with income tax expense being primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states. The tax rates experienced during this year, and the significant adjustment to the valuation allowance in 2007, are not expected to recur in 2010. The Company anticipates an effective federal income tax rate of 34-35% in 2010.
In addition, as discussed above, the Company adopted the provisions of EITF 06-4, now codified under ASC Topic 740, on February 1, 2007. There was no material impact as a result of the implementation of ASC Topic 740.
Inflation and Future Change in Prices
Inflation rates had a material impact on the Company in 2008, and a modest impact on the Company in 2009 and 2007. During 2008, the Company incurred a dramatic increase in the costs of steel and plastic, particularly in the second quarter. The cost of steel increased by more than 80% between the months of March and July of 2008. The Company raised prices modestly for orders received in the third quarter, but the increase was late in the year, and not adequate to compensate for the increased commodity costs. In addition, the cost of petroleum (which impacts the cost of plastic, resin, inbound freight, and utilities) increased during 2008. During 2009 and 2007, the volatility of pricing for raw materials was substantially more moderate when compared to 2008.
For 2010, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, energy and employee benefits. Anticipated volatility for 2010 is not expected to be as severe as experienced in 2008. There is continued uncertainty with respect to raw material costs that are affected by the price of oil, especially plastics. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Furthermore, as a result of current adverse economic conditions, there has been a reduction in freight carriers that compete for Virco’s business. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2010, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2007 and 2008. Due to current economic conditions, the Company anticipates significant price competition in 2010, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2010 as experienced in 2008. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2010, as a percentage of sales, could be higher than in 2009. No assurance can be given that the Company will experience stable, modest or substantial increases in raw material prices in 2010. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term (20 years) relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. On January 29, 2010, the Company renewed its revolving line of credit with Wells Fargo Bank, entering into a third amendment to its amended and restated credit facility with Wells Fargo Bank. Available borrowing under the line ranges from $20-$50 million depending upon the period of the seasonal business cycle. The interest rate paid under the loan adjusts quarterly depending upon rolling 12 month EBITDA. The Company can elect either LIBOR or Prime-based rate. The revolving line has a 23-month maturity.
The line of credit is secured by the Company’s accounts receivable, inventories, and equipment and property. The credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $10 million for a period of 30 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact of the Company’s liquidity. Approximately $14,091,000 was available for borrowing as of January 31, 2010.
During 2009, 2008 and 2007 the Company maintained the strength of its balance sheet and available liquidity through three primary methods. First, the Company earned a net income of approximately $300,000 in 2009, $1.2 million in 2008, and $22.2 million in 2007. The 2007 results included a $10,700,000 adjustment to deferred tax assets, but despite this large non-cash item, the Company still recorded operating cash flow of ($2,795,000) in 2009, $11,160,000 in 2008, and $16,884,000 in 2007. The primary reason for the change in operating cash flow between 2009 and 2008 is the difference in change in inventory levels. In 2008, the Company reduced inventory by approximately $10 million. In 2009, the Company built additional inventory in the fourth quarter to facilitate the transition from purchasing flat metal formed product to manufacturing flat metal formed product. The Company hopes to produce flat metal products in-house without significant additions to its production staff by more fully utilizing productive capacity in the traditionally slow fourth quarter. Second, our continued disciplines over capital expenditures resulted in depreciation expense in excess of capital expenditures by approximately $0.6 million in 2008 and $1.8 million in 2007. Third, the Company reduced assets employed in the business by selling a building for $2,392,000 in 2008 and controlling levels of inventory and receivables.
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $5,000,000 for 2010, which is slightly less than anticipated depreciation expense.
Asset Impairment
As more fully discussed in the results of operations for 2008, the Company recorded a $2,200,000 pre-tax, non-cash impairment to goodwill in the fourth quarter of 2008. After the impairment charge, the Company had no goodwill on its Consolidated Balance Sheet at January 31, 2010 or January 31, 2009.
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2010 or January 31, 2009.
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2010, there has been no impairment to the long-lived assets of the Company, other than described above.
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
Contractual Obligations
Payments Due by Period

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	years

Long-term debt obligations	$6,924	$12	$6,901	$11	$—
Interest on long-term debt obligations	347	1	345	1	—
Operating lease obligations	29,701	6,367	11,340	10,046	1,948
Purchase obligations	16,633	16,633	—	—	—

	$53,605	$23,013	$18,586	$10,058	$1,948

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $636,000 as of January 31, 2010, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this report.
Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2010, the Company had bonds outstanding valued at approximately $2,543,000. To the best of management’s knowledge, in over 60 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2009. The following is a summary of the Company’s warranty-claim activity during 2009 and 2008.

	January 31,
(In thousands)	2010	2009

Beginning balance	$1,950	$1,750
Provision	710	1,184
Costs incurred	(985)	(984)

Ending balance	$1,675	$1,950

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
The discount rate represents an estimate of the rate of return on a portfolio of high-quality fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore may change from year to year. Virco discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.75% and the VIP Plan at a 6.00% discount rate in 2009, a 6.75% discount rate for all plans in 2008, and a 6.00% discount rate for all plans in 2007.
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2010 or 2009.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2009, 2008 and 2007 the Company used a 6.5% expected return on plan assets, net of expenses.
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. In 2003, as a result of the freeze, the projected benefit obligation decreased by approximately $7,500,000.
The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2007 and 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 and 2007 would have (decreased) / increased by ($145,000) and $64,000, respectively. The Company obtains annual actuarial valuations for all three plans.
During 2008 the Company incurred a large loss on assets held for investment in the qualified pension trust. This loss has adversely impacted the funded status of the plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase in other comprehensive loss. These losses could require the Company to increase cash contributions to the plan over the next several years, and increased pension expense for 2009 by over $1 million as compared to 2008 pension expense.
It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Director Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $4.3 million to the trust in 2009. The Company contributed $2.1 million during the 13 month period from January 1, 2008 through January 31, 2009, and $3.1 million in 2007. Contributions during 2010 will depend upon actual investment results and benefit payments, but are anticipated to range from $1-2 million. During 2009, 2008, and 2007, the Company paid approximately $476,000, $485,000, and $370,000 in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $559,000 for 2010. At January 31, 2010, accumulated other comprehensive loss of approximately $13.1 million ($9.6 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2010, a 1% reduction in investment return would have increased expense by approximately $200,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $143,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $2.8 million.
Stockholders’ Equity
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of operating losses, the Company discontinued paying dividends in the second quarter of 2003. The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007 and continued to pay the $0.025 quarterly dividend through 2009. The Board of Directors intends to continue payment of a quarterly cash dividend as long as the results of operations and cash flow allow. The Board must approve each quarterly dividend payment. The Company’s current line of credit with Wells Fargo Bank restricts funds used for cash dividends and stock repurchases to a maximum of $5 million. During 2009, the Company paid cash dividends of $1,421,000 and repurchased $652,000 of stock. During 2008, the Company paid cash dividends of $1,445,000 and repurchased $950,000 of stock. The Company did not repurchase any shares of stock during 2007.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2010, reflects additional paid-in capital of approximately $114 million and deficit retained earnings of approximately $39.8 million. Other than the losses incurred during 2003, 2004, and 2005, the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
Environmental and Contingent Liabilities
The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. In addition to policies and programs designed to comply with environmental laws and regulations, Virco has enacted programs for recycling and resource recovery that have earned repeated commendations, including the 2001 through 2005 California Waste Reduction Awards Program, designation in 2003 as a Charter Member of the WasteWise Hall of Fame, in 2002 as a WasteWise Partner of the Year, and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. More recently, Virco was honored in 2007, 2008 and 2009 with a Certificate of Recognition by The Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines. Also in 2009, Virco was recognized as a Waste Reduction Awards Program (WRAP) winner by the California Integrated Waste Management Board (CIWMB), and presented with the SoCAL Environmental Excellence and Development (SEED) Award for Waste Reduction and Recycling by the South Bay Business Environmental Coalition. Despite these significant accomplishments, environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite our significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations could change. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
In 2009 and 2008, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers’ compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2010, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

During the past 12 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2009 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers’ compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2009 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2010.
New Accounting Pronouncements
In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, “Compensation Retirement Benefits—Defined Benefit Plans—Disclosure” (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements related to an employer’s defined benefit pension or other postretirement plan. The guidance requires additional disclosure information, including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the guidance requires disclosures about the valuation of plan assets, including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The guidance, which applies only to disclosures, is effective for fiscal years ending after December 15, 2009. We have adopted these new requirements, which are included in Note 4 to these consolidated financial statements.
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company will adopt this update effective February 1, 2010. The Company does not expect the adoption of the amendments in ASU 2009-13 will have a material impact on its consolidated financial position and the results of its operations.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), an update to ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 amends ASC 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security, (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 are effective the first reporting period (including interim periods) beginning after its issuance, or as of October 31, 2009, for the Company. The adoption had no impact to the financial statements.
In June 2009, the FASB issued FAS 167 now codified as ASC 810 “Amendments to FASB Interpretation No. 46(R) “, the objective of which is to improve financial reporting by enterprises involved with variable interest entities. FAS 167 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early application is not permitted. We expect to adopt this statement during our fiscal 2010 first quarter. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.
In July 2009, we adopted Statement of Financial Accounting Standard (SFAS) 165 now codified as FASB ASC Topic 855 “Subsequent Events ,” which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168 now codified as ASC 105-10 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The adoption of SFAS No. 168 did not have a significant effect on our condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements included herein have been updated, as appropriate, to cite the Codification.
In June 2008, the FASB issued EITF 03-6-1 now codified as ASC 260-10 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under FASB ASC Topic 505, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FASB ASC Topic 505 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FASB ASC Topic 505 also requires all prior period earnings per share data presented to be adjusted retrospectively and early application is not permitted. The Company adopted FASB ASC Topic 505 on February 1, 2009, and the adoption did not have an impact on its financial statements.
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
In February 2008, the FASB issued FSP FAS 157-2, which is now codified as FASB ASC Topic 820, “Fair Value Measurements” permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009, and the provisions did not have a material effect on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised) now codified as FASB ASC Topic 805, “Business Combinations” and SFAS No. 160 now codified as FASB ASC Topic 810, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FASB ASC Topic 810”). FASB ASC Topic 805 broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. FASB ASC Topic 810 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented, FASB ASC Topic 805 and FASB ASC Topic 810 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC Topic 805 and FASB ASC Topic 810 on February 1, 2009, did not have any material impact on the Company’s financial statements.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit line with Wells Fargo Bank. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $120,000 for the 12 months ended January 31, 2010. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2010 and 2009, the Company had no derivative instruments.
The Company’s business is subject to changes in the price of raw materials used to manufacture its products, such as steel, plastic, wood, aluminum, polyethylene, polypropylene, plywood, particleboard, and cartons, as well as the price of petroleum, which not only affects the cost of plastic, but also the Company’s transportation costs and costs of operating its manufacturing facilities. With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts that allow the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of its business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarter. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, and 2008. The Company typically benefits from any decreases in raw material costs under the contracts described above as well.

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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements, has issued a report on internal control over financial reporting, a copy of which is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Virco Mfg. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, Virco Mfg. Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2010 of Virco Mfg. Corporation and our report dated April 16, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
April 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
As discussed in Note 4 to the consolidated financial statements, on February 1, 2008, the Company changed its method of accounting for endorsement split-dollar life insurance arrangements in accordance with ASC 715-60.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virco Mfg. Corporation’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
April 16, 2010

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2010	2009
	(In thousands)
Assets
Current assets
Cash	$1,045	$4,387
Trade accounts receivables (net of allowance for doubtful accounts of $200 in 2009 and 2008)	14,127	14,193
Other receivables	141	410
Income tax receivable	259	358

Inventories
Finished goods, net	10,683	10,720
Work in process, net	18,653	14,848
Raw materials and supplies, net	7,334	7,417

	36,670	32,985

Deferred tax assets, net	3,150	3,808
Prepaid expenses and other current assets	1,514	1,658

Total current assets	56,906	57,799

Property, plant and equipment
Land and land improvements	3,329	3,379
Buildings and building improvements	47,796	47,888
Machinery and equipment	116,425	116,559
Leasehold improvements	2,688	1,911

	170,238	169,737

Less accumulated depreciation and amortization	125,804	125,122

Net property, plant and equipment	44,434	44,615

Deferred tax assets, net	10,502	9,372
Other assets	6,258	6,289

Total assets	$118,100	$118,075

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2010	2009
	(In thousands, except share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$2,360	$4,996
Accounts payable	11,641	10,728
Accrued compensation and employee benefits	4,396	5,136
Current portion of long-term debt	12	69
Other accrued liabilities	4,517	5,879

Total current liabilities	22,926	26,808

Non-current liabilities
Accrued self-insurance retention and other	4,918	4,119
Accrued pension expenses	17,286	19,777
Income tax payable	1,120	1,161
Long-term debt, less current portion	6,912	47

Total non-current liabilities	30,236	25,104

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,163,044 shares in 2009 and 14,238,994 shares in 2008	142	142
Additional paid-in capital	114,152	114,067
Accumulated deficit	(39,785)	(38,664)
Accumulated other comprehensive loss	(9,571)	(9,382)

Total stockholders’ equity	64,938	66,163

Total liabilities and stockholders’ equity	$118,100	$118,075

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Income

	Year ended January 31,
	2010	2009	2008
	(In thousands, except per share data)
Net sales	$190,513	$212,003	$229,565
Costs of goods sold	127,808	143,402	145,901

Gross profit	62,705	68,601	83,664

Selling, general and administrative expenses	61,494	64,487	69,213
Gain on sale of property, plant and equipment and other, net	(80)	(1,131)	(17)
Goodwill and intangible impairment	—	2,284	—
Interest expense, net	1,127	1,452	2,276

Income before income taxes	164	1,509	12,192
Income tax (benefit) expense	(136)	299	(10,027)

Net income	$300	$1,210	$22,219

Dividend declared:
Cash	$0.10	$0.10	$0.03

Net income per common share:
Basic	$0.02	$0.08	$1.54
Diluted	$0.02	$0.08	$1.53

Weighted average shares outstanding:
Basic	14,155	14,390	14,401
Diluted	14,196	14,434	14,539
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional		Other	Other
			Paid-in	Accumulated	Comprehensive	Comprehensive
In thousands, except share data	Shares	Amount	Capital	Deficit	Income (Loss)	Loss	Total

Balance at January 31, 2007	14,379,506	143	113,737	(59,082)		(5,920)	48,878

Net income	—	—	—	22,219	22,219	—	22,219
Pension adjustments, net of tax effect of $553	—	—	—	—	830	830	830

Comprehensive income	—	—	—	—	23,049	—	—
Stock-based payments under stock compensation plans	49,156	1	581	—		—	582
Cash dividends	—	—	—	(361)		—	(361)

Balance at January 31, 2008	14,428,662	144	114,318	(37,224)		(5,090)	72,148

Net income	—	—	—	1,210	1,210	—	1,210
Pension adjustments, net of tax effect of $2,275	—	—	—	—	(4,292)	(4,292)	(4,292)

Comprehensive loss	—	—	—	—	(3,082)	—	—
Adoption of ASC 715-60 (formerly EITF 06-4), net of tax effect of $679				(1,151)			(1,151)
Adoption of SFAS 158, net of tax effect of $36				(54)			(54)
Shares vested	107,039	1	(159)	—		—	(158)
Stock compensation expense	—	—	855	—		—	855
Stock repurchased	(296,707)	(3)	(947)				(950)
Cash dividends	—	—	—	(1,445)		—	(1,445)

Balance at January 31, 2009	14,238,994	$142	$114,067	$(38,664)		$(9,382)	$66,163

Net income	—	—	—	300	300	—	300
Pension adjustments, net of tax effect of $147	—	—	—	—	(189)	(189)	(189)

Comprehensive income	—	—	—	—	111	—	—
Shares vested	118,845	2	(120)	—		—	(118)
Stock compensation expense	—	—	857	—		—	857
Stock repurchased	(194,795)	(2)	(652)				(654)
Cash dividends	—	—	—	(1,421)		—	(1,421)

Balance at January 31, 2010	14,163,044	$142	$114,152	$(39,785)		$(9,571)	$64,938

     See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2010	2009	2008
	(In thousand, except share data)
Operating activities
Net income	$300	$1,210	$22,219
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,387	5,673	6,643
Provision for doubtful accounts	127	7	53
Loss (gain) on sale of property, plant and equipment	2	(1,131)	(17)
Deferred income taxes	(326)	(358)	(10,654)
Goodwill and intangible assets impairment	—	2,284	—
Stock-based compensation	857	855	678

Changes in operating assets and liabilities
Trade accounts receivable	(61)	1,274	3,070
Other receivables	269	(126)	(56)
Inventories	(3,685)	10,023	(5,171)
Income taxes	58	193	(379)
Prepaid expenses and other current assets	146	(165)	(290)
Accounts payable and accrued liabilities	(5,869)	(8,579)	788

Net cash (used in) provided by operating activities	(2,795)	11,160	16,884

Investing activities
Capital expenditures	(5,345)	(5,056)	(4,832)
Proceeds from sale of property, plant and equipment	27	2,392	17
Net investment in life insurance	36	(50)	(116)

Net cash used in investing activities	(5,282)	(2,714)	(4,931)

Financing activities
Proceeds from long-term debt	6,877	—	3,582
Repayment of long-term debt	(69)	(3,730)	(15,000)
Purchase of treasury stock	(652)	(950)	—
Cash dividend paid	(1,421)	(1,445)	(361)

Net cash provided by (used in) financing activities	4,735	(6,125)	(11,779)

Net (decrease) increase in cash	(3,342)	2,321	174
Cash at beginning of year	4,387	2,066	1,892

Cash at end of year	$1,045	$4,387	$2,066

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,127	$1,452	$2,276
Income tax, net	176	464	1,006
Non-cash activities
(Decrease) Increase in accrued asset retirement obligations	$(200)	$113	$669
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2010
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 60 years of manufacturing has resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business, and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility. However, management believes that its existing cash and available borrowings under its credit facility, and any cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through the next 12 months.
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
Fiscal Year End
Fiscal years 2009, 2008 and 2007, refer to the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2010. Foreign sales were less than 7% of the Company’s sales for 2009, and less than 5% of the Company’s sales for 2008 and 2007.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2010 or 2009. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.
Fair Values of Financial Instruments

The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature.
Financial assets measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:
     Level 1 — Valuations based on unadjusted quoted prices for identical assets in an active market.
     Level 2 — Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.
     Level 3 — Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2010, 2009 and 2008. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Depreciation and amortization expense was $5,387,000, $5,673,000 and $6,643,000 for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. At January 31, 2010 and 2009, the Company had no capitalized software.
The Company leased certain computer equipment under a capital lease. The cost and accumulated depreciation are included in the property, plant, and equipment accounts. Depreciation expense was $0, $58,000 and $61,000 for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. The Company did not acquire assets under the capital lease in fiscal 2009, 2008, and 2007. The Company did not have any future capital lease payment obligations as of January 31, 2010.
The Company subleased space at one of its facilities on a month-to-month basis during 2009, 2008 and 2007. Rental income for fiscal 2009, 2008, and 2007 was $40,000, $267,000, and $379,000, respectively. This facility was sold in the third quarter of 2008.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $627,000 and $818,000 at January 31, 2010 and 2009, respectively.

	2009	2008
Balance at beginning of period	$(818,000)	$(669,000)
Decrease in (addition to) obligation	200,000	(113,000)
Accretion expense	(9,000)	(36,000)

Balance at end of period	$(627,000)	$(818,000)

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

In thousands, except per share data	2009	2008	2007

Numerator
Net income	$300	$1,210	$22,219
Denominator
Weighted-average shares — basic	14,155	14,390	14,401

Common equivalent shares from common stock options and warrants	41	44	138

Weighted-average shares — diluted (1)	14,196	14,434	14,539

Net income per common share
Basic	$0.02	$0.08	$1.54
Diluted	0.02	0.08	1.53

(1)	Effective June 6, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 268,010 shares of common stock at an exercise price of $6.06. Effective September 31, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 14,364 shares of common stock at an exercise price of $6.53. The warrants expire five years from the date of issue.
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 805, “Business Combinations,” and FASB ASC Topic 350, “Intangibles — Goodwill and Other Assets”. Under FASB ASC Topic 350, goodwill and intangible assets deemed to have an indefinite life are not amortized but are subject to annual impairment tests. Impairment tests are prepared in the fourth quarter of each fiscal year or more frequently if events or circumstances occur that would indicate a reduction in the fair value. Other intangible assets are amortized on a straight line basis over their useful lives (3-17 years).
Impairment of Goodwill
The Company identified a single reporting unit (the Company itself) as no components have been identified beneath it. In the fourth quarter of 2008, the Company’s market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test. Based on this assessment, management concluded that, as of January 31, 2009, the carrying value of the Company’s reporting unit ($2,200,000) exceeded its fair value ($0) and that goodwill was fully impaired. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000. After recording the impairment charge in fiscal 2008, the Company had no goodwill remaining on its Consolidated Balance Sheet as of January 31, 2010 and 2009.
For the fourth quarter of 2008 impairment test, the Company determined the fair value of the reporting unit based on a weighting of market capitalization analysis and a discounted cash flow analysis. The market capitalization was calculated by multiplying the share price of the Company’s common stock at the measurement date by the number of outstanding common shares and adding a control premium. A control premium was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in the analysis. The selection and weighting of the fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion.
Impairment of Intangible Assets
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other finite lived intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge was recorded during fiscal 2008, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2010 and 2009.
Information regarding the Company’s goodwill and other intangible assets as of January 31, 2010 is as follows (in thousands):

		Accumulated	Impairment	Net
In thousands	Gross Amount	Amortization	Charge	Amount

Goodwill (not amortized)	$2,200	$—	$2,200	$—
Intangible assets	150	66	84	—

	$2,350	$66	$2,284	$—

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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2010 and 2009, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2009, 2008 and 2007.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,726,000 in 2009, $2,022,000 in 2008 and $1,883,000 in 2007. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2010 and 2009, were $277,000 and $421,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,675,000 and $1,950,000 as of January 31, 2010 and 2009, respectively.
Self-Insurance
In 2009 and 2008, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 6.00% in 2009 and 6.75% in 2008.
Stock-Based Compensation Plans
The Company has two stock-based compensation plans, which are described more fully in Note 5, “Stock-Based Compensation.” Effective February 1, 2006, the Company adopted FASB ASC Topic 718, “Compensation — Stock Compensation” using the modified prospective application method for transition for its two stock-based compensation plans. Accordingly, prior year amounts have not been restated.

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
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installations are included in operating expenses. For the fiscal years ended January 31, 2010, 2009 and 2008, shipping and installation costs of approximately $16,380,000, $20,783,000 and $23,612,000, respectively, were included in selling, general and administrative expenses.
Accounting for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is determined to be more likely than not that the asset will not be realized.
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) now codified as FASB ASC Topic 740. FASB ASC Topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FASB ASC Topic 740 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of FASB ASC Topic 740.
Accounting for Pensions and Other Postretirement Plans
In September 2006, the FASB issued FASB ASC Topic 715, “Compensation — Retirement Benefits”. This standard requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance; (c: enhance additional disclosure requirements; and (d) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions). FASB ASC Topic 715 provides recognition and disclosure elements to be effective as of the end of the fiscal years ending after December 15, 2006, and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of FASB ASC Topic 715 and applied them to the funded status of its defined benefit plans resulting in a decrease in Stockholders’ Equity of $1,900,000 as of January 31, 2007. During 2008 the Company adopted the measurement elements of FASB ASC Topic 715 and recorded a $90,000 increase in accrued pension liability with an offset to retained earnings ($54,000 net of taxes).
New Accounting Pronouncements
In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, “Compensation Retirement Benefits—Defined Benefit Plans—Disclosure” (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements related to an employer’s defined benefit pension or other postretirement plan. The guidance requires additional disclosure information, including how a company makes investment allocation decisions, the fair value of each major category of plan assets and the nature and amount of concentration risk within or across those plan asset categories. Additionally, the guidance requires disclosures about the valuation of plan assets, including the level within the fair value hierarchy in which fair value measurements of plan assets fall and information about the inputs and valuation techniques used to measure the fair value of plan assets. The guidance, which applies only to disclosures, is effective for fiscal years ending after December 15, 2009. We have adopted these new requirements, which are included in Note 4 to these consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (“ASU 2009-05”), an update to ASC 820, “Fair Value Measurements and Disclosures”. ASU 2009-05 amends ASC 820 by providing additional guidance (including illustrative examples) clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments also clarify how the price of a traded debt security, (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments in ASU 2009-05 are effective the first reporting period (including interim periods) beginning after its issuance, or as of October 31, 2009, for the Company. The adoption had no impact to the financial statements.
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
In July 2009, we adopted Statement of Financial Accounting Standard (SFAS) 165 now codified as FASB ASC Topic 855 “Subsequent Events”, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, FASB ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC Topic 855 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168 now codified as part of ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial standards in conformity with US GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued by us for interim and annual periods after September 15, 2009. On the effective date of SFAS No. 168, all then-existing non-SEC accounting and reporting standards are superseded, with the exception of certain promulgations listed in SFAS No. 168. The adoption of SFAS No. 168 did not have a significant effect on our condensed consolidated financial statements as the purpose of the Codification is not to create new accounting and reporting guidance. Rather, the Codification is meant to simplify user access to all authoritative US GAAP. References to US GAAP in our published financial statements included herein have been updated, as appropriate, to cite the Codification.
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
In February 2008, the FASB issued FSP FAS 157-2, which is now codified as FASB ASC Topic 820, “Fair Value Measurements” permits a one year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities on February 1, 2009, and the provisions did not have a material effect on the Company’s results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised) now codified as FASB ASC Topic 805, “Business Combinations” and SFAS No. 160 now codified as FASB ASC Topic 810, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FASB ASC Topic 810”). FASB ASC Topic 805 broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. FASB ASC Topic 810 establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that non-controlling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented, FASB ASC Topic 805 and FASB ASC Topic 810 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FASB ASC Topic 805 and FASB ASC Topic 810 on February 1, 2009, did not have any material impact on the Company’s financial statements.
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
2. Inventories
The current material cost for inventories exceeded LIFO cost by $8,316,000 and $9,531,000 at January 31, 2010 and 2009, respectively. Liquidation of prior year LIFO layers due to a reduction in certain inventories increased income by $54,000, $733,000 and $54,000 in the years ended January 31, 2010, 2009 and 2008, respectively.
Details of inventory amounts, including the material portion of inventory which is valued at LIFO, at January 31, 2010 and 2009, are as follows (in thousands):

	January 31, 2010
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$7,582	$(1,857)	$4,958	$10,683
Work in process	13,334	(3,575)	8,894	18,653
Raw materials and supplies	10,209	(2,884)	9	7,334

Total	$31,125	$(8,316)	$13,861	$36,670

	January 31, 2009
	Material		Labor,
	Content at	LIFO	Overhead
	FIFO	Reserve	and Other	Total

Finished goods	$9,066	$(2,306)	$3,960	$10,720
Work in process	12,074	(3,904)	6,678	14,848
Raw materials and supplies	10,728	(3,321)	10	7,417

Total	$31,868	$(9,531)	$10,648	$32,985

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2010	2009
Revolving credit line with Wells Fargo Bank	$6,877	$—
Other	47	116

Total long-term debt	6,924	116
Less current portion	12	69

Non-current portion	$6,912	$47

At January 31, 2010, the Company borrowed under an asset based line of credit. The revolving line typically provided for advances of 80% on eligible accounts receivable and 20% — 60% on eligible inventory. The advance rates fluctuated depending on the time of year and the types of assets. The agreement had an unused commitment fee of 0.375%. Interest was at prime or LIBOR +2.5%. Availability under the line was $14,091,000 at January 31, 2010.
Effective as of February 1, 2010, the Company entered into the Third Amended and Restated Credit Agreement (the “Agreement”), dated as of March 27, 2009, with Wells Fargo Bank, National Association (the “Lender”) and a related Revolving Line of Credit Note, dated as of March 27, 2009, in favor of the Lender. The Agreement provides the Company with an increased secured revolving line of credit (the “Revolving Credit”) of up to $50,000,000, with seasonal adjustments to the credit limit, and includes a sub-limit of up to $10,000,000 for the issuance of letters of credit. The Revolving Credit is secured by the maintenance by the Lender of a first priority perfected security interest in certain of the personal and real property of the Company and its subsidiaries.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or LIBOR plus a fluctuating margin. The Agreement has an unused commitment fee of 0.375%.
The Revolving Credit with Wells Fargo Bank is subject to various financial covenants including a leverage requirement, a cash flow coverage requirement and profitability requirements. The agreement also places certain restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by the Company’s accounts receivable, inventories, equipment and property. The Company was in compliance with its covenants at January 31, 2010. Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2011	$12
2012	6,889
2013	12
2014	11
2015	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employees Plan. Plan amendments are prepared periodically to optimize the portion of the benefits payable under the Qualified Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,839,000 and $2,797,000 at January 31, 2010 and 2009, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust.
In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2010, the Directors Plan did not hold any assets.
The annual measurement date for all plans for the fiscal years ended January 31, 2010 and 2009 is January 31. For prior fiscal years the annual measurement date was December 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2010 or 2009. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2007 and 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 and 2007 would have (decreased) / increased by ($145,000) and $64,000, respectively.
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
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 75% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations to its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 80% stock and 20% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Retirement Plan Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance.
At January 31, 2010 and 2009, the amount of the plan assets invested in bond or short-term investment funds was 15% and 1%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at level which is adequate to avoid significant restrictions to the Qualified Plan under the Pension Protection Act of 2006.
During 2008, the Company incurred a large loss on assets held for investment in the qualified pension trust. This loss has adversely impacted the funded status of the Employee Plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase in other comprehensive loss. These losses could require the Company to increase cash contributions to the Employee Plan over the next several years, and increased pension expense for 2009 by over $1 million as compared to 2008 pension expense.
Payments from the Employee Plan pension trust to plan participants are estimated to be $1,646,000 during the fiscal year ending January 31, 2011. It is anticipated that the Company will contribute approximately $1-2 million to the trust in 2010. Actual contributions will depend upon investment return on the plan assets. Payments made under the Employee Plan are made from the trust fund. It is anticipated that the Company will be required to contribute approximately $560,000 to the non-qualified plans during the fiscal year ending January 31, 2011. Payments made under the VIP Plan and Directors Plan are made by the Company.
The following table sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2010, and 2009:

	Employee Plan		VIP Plan		Directors Plan
	01/31/2010	01/31/2009	01/31/2010	01/31/2009	01/31/2010	01/31/2009

Change in Benefit Obligation
Benefit obligation at beg. of year	$22,516	$24,194	$5,238	$5,820	$464	$470
Service cost	—	—	—	—	—	—
Interest cost	1,467	1,549	338	361	30	30
Participant contributions	—	—	—	—	—	—
Amendments	(1,395)	—	1,703	—	—	—
Actuarial (gains) losses	3,759	(1,795)	(727)	(458)	(31)	(36)
Benefits paid	(1,079)	(1,432)	(476)	(485)	—	—

Benefit obligation at end of year	$25,268	$22,516	$6,076	$5,238	$463	$464

Change in Plan Assets
Fair value at beg. of year	$10,213	$17,334	$—	$—	$—	$—
Actual return on plan assets	2,691	(8,089)	—	—	—	—
Company contributions	4,367	2,400	476	485	—	—
Benefits paid	(1,079)	(1,432)	(476)	(485)	—	—

Fair value at end of year	$16,192	$10,213	$—	$—	$—	$—

Funded Status
Unfunded status of the plan	$(9,076)	$(12,303)	$(6,076)	$(5,238)	$(463)	$(464)

Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(496)	(455)	(63)	(51)
Non-current liabilities	(9,076)	(12,303)	(5,580)	(4,783)	(400)	(413)

Accrued benefit cost	$(9,076)	$(12,303)	$(6,076)	$(5,238)	$(463)	$(464)

Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial (gain) loss	$12,609	$11,746	$554	$1,379	$(77)	$(231)
Unamortized prior service costs	—	1,741	—	(1,886)	—	—
Net initial asset recognition	—	—	—	—	—	—

	$12,609	$13,487	$554	$(507)	$(77)	$(231)

	Employee Plan		VIP Plan		Directors Plan
	01/31/2010	01/31/2009	01/31/2010	01/31/2009	01/31/2010	01/31/2009
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) / loss	$1,785	$7,595	$(727)	$(458)	$(31)	$(36)
Prior service cost / (credit)	—	—	—	—	—	—
Amortization of gain / (loss)	(922)	(206)	(98)	(155)	184	35
Amortization of prior service cost	(1,741)	(553)	1,886	344	—	—
Amortization of initial asset	—	—	—	—	—	—

Total recognized in other comprehensive income	$(878)	$6,836	$1,061	$(269)	$153	$(1)

Items to be Recognized as a Component of 2010 Periodic Pension Cost
Prior service cost	$—		$—		$—
Net actuarial loss	972		—		(31)

	$972		$—		$(31)

Supplemental Data
Projected benefit obligation	$25,268	$22,516	$6,076	$5,238	$463	$464
Accumulated benefit obligation	25,268	22,516	6,076	5,238	463	464
Fair value of plan assets	16,192	10,213	—	—	—	—

	Employee Plan		VIP Plan		Directors Plan
	01/31/2010	01/31/2009	01/31/2010	01/31/2009	01/31/2010	01/31/2009
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,467	1,430	338	334	30	28
Expected return on plan assets	(717)	(1,201)	—	—	—	—
Curtailment (gain) / loss	(164)	—	135	—	—	—
Amortization of prior service cost	510	510	(318)	(318)	(184)	—
Recognized net actuarial loss	923	190	98	143	—	(32)

Benefit cost	$2,019	$929	$253	$159	$(154)	$(4)

Estimated Future Benefit Payments
FYE 01-31-2011	$1,646		$496		$63
FYE 01-31-2012	1,558		474		63
FYE 01-31-2013	1,502		450		58
FYE 01-31-2014	2,054		430		54
FYE 01-31-2015	1,681		406		59
FYE 01-31-2016 to 2020	8,545		1,727		179

Total	$16,986		$3,983		$476

	Employee Plan		VIP Plan		Directors Plan
	01/31/2010	01/31/2009	01/31/2010	01/31/2009	01/31/2010	01/31/2009
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	5.75%	6.75%	6.00%	6.75%	5.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	6.75%	6.00%	6.75%	6.00%	6.75%	6.00%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Fair Value Measurements of Plan Assets
Employee Plan

	01/31/2010	01/31/2009

Level 1 Measurement
Cash & Cash Equivalents	$215	$35
Bond Index Fund	2,264	16
Large Cap Growth Index Fund	2,085	2,194
Large Cap Value Index Fund	2,858	2,901
Russell 2000 Index Fund	2,373	1,832
International Equity Index Fund	2,421	550
Managed Investment Fund	538	—
Common Stock	3,438	2,685

Total Level 1	$16,192	$10,213

Level 2 Measurement
None	N/A	N/A
Level 3 Measurement
None	N/A	N/A
Implementation of FASB ASC Topic 715
The Company adopted the recognition provisions of FASB ASC Topic 715 “Compensation – Retirement Benefits” and initially applied them to the funded status its defined benefit plans as of December 31, 2006. The initial recognition of the funded status of its defined benefit plans resulted in a decrease in Stockholders’ Equity of $1,900,000. The Company adopted the measurement date provisions of SFAS No. 158 in 2008 which required the Company to measure the plan assets and projected benefit obligations as of January 31, 2009. The Company previously used December 31 as the measurement date. The impact of this change was to increase liability for pension obligations by $90,000 and reduce Stockholders’ Equity by $54,000 (net of tax).
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2010 and 2009, the plan held 767,445 shares and 710,641 shares of Virco stock, respectively. For the fiscal years ended January 31, 2010, 2009 and 2008, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,069,000 and $3,061,000 at January 31, 2010 and 2009, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust. In the first quarter of fiscal year ending January 31, 2009, the Company implemented ASC 715-60 (previously EITF 06-04) which required the Company record a liability equal to the present value of death benefits promised to participants. In the first quarter of 2008 the Company recorded a liability of $1,820,000. The Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $6,000,000.

	01/31/2010	01/31/2009

Liability beginning of year	$1,894,000	$—
Implement ASC 715-60 (previously EITF 06-04)	—	1,820,000
Accretion expense	103,000	106,000
Present value of death benefits paid	—	(32,000)

Liability end of year	$1,997,000	$1,894,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company granted 432,354 awards during fiscal 2009. As of January 31, 2010, there were approximately 256,615 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at January 31, 2010. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Accounting for the Plans
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	102,869	$10.79	161,433	$11.46	234,594	$12.53
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(90,769)	11.06	(58,564)	12.64	(73,161)	14.89

Outstanding at end of year	12,100	8.82	102,869	10.79	161,433	11.46

Exercisable at end of year	12,100	8.82	102,869	10.79	161,433	11.46
The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Information regarding stock options outstanding as of January 31, 2010, is as follows:

Options Outstanding			Options Exercisable
		Remaining
		Contractual
Price	Number of Shares	Life	Number of Shares	Price
$ 8.82	12,100	1.55	12,100	$8.82
The aggregate intrinsic value of options outstanding and exercisable is $0 as of January 31, 2010 and 2009.
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

				Unrecognized
				Compensation
	Expense for 12 months ended			Cost at
	1/31/2010	1/31/2009	1/31/2008	1/31/2010
2007 Plan

382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	$178,000	—	—	$1,160,000

49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	116,000	—	—	58,000

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	357,000	$356,000	$238,000	832,000

35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	58,000	117,000	—	—

12,887 Grants of Restricted Stock, issued 6/19/2007, vesting over 1 year	—	29,000	58,000	—

1997 Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	147,000	353,000	353,000	—

17,640 Grants of Restricted Stock, issued 6/20/2006, vesting over 1 year	—	—	29,000	—

Totals for the period	$856,000	$855,000	$678,000	$2,050,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		average fair		average fair		average fair
		value of		value of		value of
	Restricted	restricted	Restricted	restricted	Restricted	restricted
	stock units	stock units	stock units	stock units	stock units	stock units
Outstanding at beginning of year	296,644	$6.59	364,500	$6.82	153,000	$6.91
Granted	432,354	3.51	35,644	4.91	275,387	6.79
Vested	(139,144)	3.52	(103,500)	4.95	(63,887)	6.64
Forfeited	—		—		—

Outstanding at end of year	589,854	4.38	296,644	6.59	364,500	6.82

Weighted-average fair value of restricted stock units granted during the year		$3.51		$4.91		$6.79

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
6. Comprehensive Income (Loss)
Comprehensive income (loss) was $111,000, ($3,082,000) and $23,049,000 for the years ended January 31, 2010, 2009 and 2008, respectively. Accumulated other comprehensive loss at January 31, 2010 and 2009, is composed of minimum pension liability adjustments.
7. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2010	2009	2008

Statutory	$56	$513	$4,145
State taxes (net of federal tax)	116	49	458
Change in valuation allowance	(437)	86	(14,750)
State rate adjustment	(26)	(239)	—
Other	155	(110)	120)

	$(136)	$299	$(10,027)

Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	January 31,
	2010	2009	2008

Current
Federal	$(17)	$5	$284
State	207	652	343

	190	657	627
Deferred
Federal	115	205	3,927
State	(4)	(649)	169

	111	(444)	4,096
Change in valuation allowance	(437)	86	(14,750)

	(326)	(358)	(10,654)

	$(136)	$299	$(10,027)

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
	2010	2009

Deferred tax assets
Accrued vacation and sick leave	$1,027	$1,165
Retirement plans	6,497	6,853
Insurance reserves	978	874
Inventory	1,155	1,107
Warranty	694	726
Net operating loss carryforwards	3,751	3,369
Intangibles	427	482
Other	1,458	595

	15,987	15,171

Deferred tax liabilities
Tax in excess of book depreciation	(1,766)	(1,024)
Other	(79)	(40)

	(1,845)	(1,064)

Valuation allowance	(490)	(927)

Net deferred tax asset	$13,652	$13,180

Reported as:
Current deferred tax assets	$3,150	$3,808
Long-term deferred tax assets	10,502	9,372
The Company adopted the provisions of FASB ASC 740, “Income Taxes” on February 1, 2007, the beginning of fiscal 2008. There was no material impact as a result of the implementation of FASB ASC 740. The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2008 to January 31, 2010 (in thousands):

	January 31,
	2010	2009

Balance as of February 1,	$642	$525
Increases related to prior year tax positions	101	271
Decreases related to prior year tax positions	(144)	(197)
Increases related to current year tax positions	37	43
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapsing of statue of limitations	—	—

Balance as of January 31,	$636	$642

At January 31, 2010, the Company’s unrecognized tax benefits associated with uncertain tax positions were $636,000, of which $420,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $484,000 at January 31, 2010, and $519,000 at January 31, 2009. The Internal Revenue Service (the ''IRS’’) has completed the examination of all federal income tax returns through 2003 with no issues pending or unresolved. The years 2006 through 2009 remain open for examination by the IRS. The Company is under examination by the IRS for its 2006 federal income tax return. The years 2004 through 2008 remain open for examination by state tax authorities. The Company is not currently under state examination.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2010, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
At January 31, 2010, the Company has net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2029. Federal net operating losses that can potentially be carried forward total approximately $4,524,000 at January 31, 2010. State net operating losses that can potentially be carried forward total approximately $27,355,000 at January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $490,000 and $927,000 on the deferred tax assets at January 31, 2010 and 2009, respectively.
8. Commitments
The Company has operating leases on real property and equipment, that expire at various dates. The Torrance, CA manufacturing and distribution facility is leased under a 5-year operating lease that expires on February 28, 2015. One of the Conway, AR manufacturing facility is leased under a 10-year operating lease that expires on March 31, 2018. The Company leases machinery and equipment under a 5-year operating lease arrangement. The Company has the option of buying out the assets at the end of the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal, purchase options and require payment for property taxes and insurance.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2010, are as follows:

Year ending January 31,
2011	$6,367
2012	5,831
2013	5,509
2014	5,230
2015	4,816
Thereafter	1,948
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2010	$8,258
2009	7,953
2008	7,491
The Company has issued purchase commitments for raw materials at January 31, 2010, of approximately $16,633,000. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in the fiscal year ending January 31, 2010.
9. Contingencies
The Company and other furniture manufacturers are subject to federal, state and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating the Company factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite the Company’s significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations change. On these occasions, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), for remediation costs associated with waste disposal sites previously used by it. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. The Company reserves amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2010 and 2009, the Company had reserves of approximately $150,000 and $100,000 for such environmental contingencies. An estimate of liability in excess of this amount cannot be made.
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,614,000 and $2,345,000 at January 31, 2010 and 2009, respectively, based upon the Company’s estimated payout period of five years using a 6.00% and 5.75% discount rate respectively.
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

Year ending January 31,
2011	$650
2012	550
2013	550
2014	550
2015	550

Total	2,850
Discount to net present value	(236)

Thereafter	$2,614

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
10. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Most of the Company’s products sold through January 31, 2005 carry a five-year warranty. Effective February 1, 2005, the Company extended its standard warranty period to 10 years. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is in accrued liabilities in the accompanying consolidated balance sheets.
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2010	2009
|	|
Beginning balance	$1,950	$1,750
Provision	710	1,184
Costs incurred	(985)	(984)

Ending balance	$1,675	$1,950

11. Subsequent Events
The Company has evaluated events subsequent to January 31, 2010, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or additional disclosure in the financial statements.
12. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2010 and 2009, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

Year ended January 31, 2010
Net sales	$27,049	$74,623	$62,920	$25,921
Gross profit	8,300	25,776	21,045	7,584
Net (loss) income	(2,987)	4,046	2,905	(3,664)

Per common share
Net (loss) income (a)
Basic	$(0.21)	$0.29	$0.21	$(0.26)
Assuming dilution	(0.21)	0.29	0.20	(0.26)

Year ended January 31, 2009
Net sales	$29,194	$80,216	$74,866	$27,727
Gross profit	9,553	25,889	24,494	8,665
Net (loss) income	(2,856)	3,512	3,780	(3,226)

Per common share
Net (loss) income (a)
Basic	$(0.20)	$0.24	$0.26	$(0.23)
Assuming dilution	(0.20)	0.24	0.26	(0.23)

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” on pages 39 and 40, respectively.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2010.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2010.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1.	The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.
2.	The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:

VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
(In Thousands)

		Col. C	Col. E
	Col. B	Charged to	Deductions from	Col. F
Col. A	Beginning Balance	Expenses	Reserves	Ending Balance

Allowance for doubtful accounts for the period ended:
January 31, 2010	$200	$127	$127	$200
January 31, 2009	$200	$7	$7	$200
January 31, 2008	$200	$53	$53	$200

Inventory valuation reserve for the period ended:
January 31, 2010	$2,150	$—	$50	$2,100
January 31, 2009	$1,650	$500	$—	$2,150
January 31, 2008	$1,400	$250	$—	$1,650

Warranty reserve for the period ended:
January 31, 2010	$1,950	$710	$985	$1,675
January 31, 2009	$1,750	$1,184	$984	$1,950
January 31, 2008	$1,750	$938	$938	$1,750

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2010	$2,345	$269	$—	$2,614
January 31, 2009	$3,305	$—	$960	$2,345
January 31, 2008	$2,835	$470	$—	$3,305

Deferred tax valuation allowance for the period ended:
January 31, 2010	$927	$269	$706	$490
January 31, 2009	$841	$86	$—	$927
January 31, 2008	$15,591	$—	$14,750	$841
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

VIRCO MFG. CORPORATION
Date: April 16, 2010	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer),	April 16, 2010
Director

/s/ Douglas A. Virtue Douglas A. Virtue	Executive Vice President, Director	April 16, 2010

/s/ Robert E. Dose Robert E. Dose	Vice President — Finance, Secretary and Treasurer (Principal Financial Officer)	April 16, 2010

/s/ Bassey Yau Bassey Yau	Corporate Controller (Principal Accounting Officer)	April 16, 2010

/s/ Donald S. Friesz Donald S. Friesz	Director	April 16, 2010

/s/ Thomas J. Schulte Thomas J. Schulte	Director	April 16, 2010

/s/ Robert K. Montgomery Robert K. Montgomery	Director	April 16, 2010

/s/ Albert J. Moyer Albert J. Moyer	Director	April 16, 2010

/s/ Glen D. Parish Glen D. Parish	Director	April 16, 2010

/s/ Donald A. Patrick Donald A. Patrick	Director	April 16, 2010

/s/ James R. Wilburn James R. Wilburn	Director	April 16, 2010

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the Year Ended January 31, 2010

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

4.1	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996.

4.2	Amendment dated as of April 30, 2007 by and between the Company and Mellon Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996, as incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2007.

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2006, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

Exhibit
Number	Description
10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.13	Term Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.14	Amendment No. 4 to Amended and Restated Credit Agreement dated as of March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.15	Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.19	Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.20	Second Amended and Restated Credit Agreement, dated as of March 12, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.21	Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.22	Master Reaffirmation Agreement, dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.23	Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

Exhibit
Number	Description
10.24	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.25	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K filed with the Commission on April 16, 2009).

10.26	Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.27*	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association.

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.