Form 10-Q
period 2010-04-30
VIRCO MFG CORPORATION
filed 2010-06-08
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 14,121,004 shares as of June 1, 2010.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information

Item 1. Financial Statements	3
Condensed consolidated balance sheets — April 30, 2010, January 31, 2010 and April 30, 2009	3
Unaudited condensed consolidated statements of operations — Three months ended April 30, 2010 and 2009	5
Unaudited condensed consolidated statements of cash flows — Three months ended April 30, 2010 and 2009	6
Notes to unaudited condensed consolidated financial statements — April 30, 2010	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

Part II. Other Information

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	15

Exhibit 10.1 —Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of April 28, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2010	1/31/2010	4/30/2009
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,080	$1,045	$1,121

Trade accounts receivables, net	13,468	14,127	11,373
Other receivables	40	141	638
Income tax receivable	273	259	—

Inventories
Finished goods, net	15,383	10,683	23,209
Work in process, net	24,325	18,653	17,785
Raw materials and supplies, net	11,125	7,334	7,964

	50,833	36,670	48,958

Deferred tax assets, net	4,534	3,150	5,751
Prepaid expenses and other current assets	1,942	1,514	2,192

Total current assets	72,170	56,906	70,033

Property, plant and equipment
Land and land improvements	3,329	3,329	3,387
Buildings and building improvements	47,796	47,796	47,888
Machinery and equipment	117,063	116,425	115,780
Leasehold improvements	2,688	2,688	1,911

	170,876	170,238	168,966

Less accumulated depreciation and amortization	127,132	125,804	124,614

Net property, plant and equipment	43,744	44,434	44,352

Deferred tax assets, net	10,546	10,502	9,390
Other assets	6,310	6,258	6,289

Total assets	$132,770	$118,100	$130,064

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2010	1/31/2010	4/30/2009
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$4,172	$2,360	$3,455
Accounts payable	12,966	11,641	11,511
Accrued compensation and employee benefits	4,179	4,396	4,246
Current portion of long-term debt	14,742	12	6,148
Other accrued liabilities	5,638	4,517	6,457

Total current liabilities	41,697	22,926	31,817

Non-current liabilities
Accrued self-insurance retention and other	5,767	4,918	4,626
Accrued pension expenses	17,439	17,286	20,063
Income tax payable	1,134	1,120	1,161
Long-term debt, less current portion	7,532	6,912	10,039

Total non-current liabilities	31,872	30,236	35,889

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,121,004 at 04/30/2010, 14,163,044 shares at 01/31/2010 and 14,142,422 at 04/30/2009	142	142	141
Additional paid-in capital	114,201	114,152	113,962
Accumulated deficit	(45,571)	(39,785)	(42,363)
Accumulated other comprehensive loss	(9,571)	(9,571)	(9,382)

Total stockholders’ equity	59,201	64,938	62,358

Total liabilities and stockholders’ equity	$132,770	$118,100	$130,064

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	4/30/2010	4/30/2009
	(In thousands, except share data)
Net sales	$24,860	$27,049
Costs of goods sold	18,589	18,749

Gross profit	6,271	8,300

Selling, general, administrative & other expenses	12,532	13,012
Interest expense	233	175

Loss before income taxes	(6,494)	(4,887)

Income tax benefits	(1,413)	(1,900)

Net loss	$(5,081)	$(2,987)

Net loss per common share
Basic and diluted	$(0.36)	$(0.21)

Weighted average shares outstanding
Basic and diluted	14,157	14,231

Dividend declared per common share
Cash	$0.05	$0.05
Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2010	4/30/2009
	(In thousands)
Operating activities

Net loss	$(5,081)	$(2,987)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,371	1,332
Provision for doubtful accounts	15	40
Deferred income taxes	(1,413)	(1,942)
Stock based compensation	200	221

Changes in operating assets and liabilities
Trade accounts receivable	644	2,780
Other receivables	101	37
Inventories	(14,163)	(15,973)
Income taxes	(14)	76
Prepaid expenses and other assets	(483)	(534)
Accounts payable and accrued liabilities	4,691	(636)

Net cash used in operating activities	(14,132)	(17,586)

Investing activities
Capital expenditures	(679)	(1,070)

Net cash used in investing activities	(679)	(1,070)

Financing activities
Issuance of debt	15,353	16,090
Repayment of debt	(3)	(18)
Cash dividends paid	(354)	(356)
Repurchase of common stock	(150)	(326)

Net cash provided by financing activities	14,846	15,390

Net increase (decrease) in cash	35	(3,266)
Cash at beginning of year	1,045	4,387

Cash at end of year	$1,080	$1,121

Non cash disclosures:

Cash dividends declared but not paid	$352	$356
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011. The balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company adopted this update effective February 1, 2010. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2010, reflect inventories verified by physical counts with the material content valued under the LIFO method. At April 30, 2010 and 2009, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three months ended April 30, 2010 and 2009. LIFO reserves at April 30, 2010, January 31, 2010 and April 30, 2009 were $8,316,000, $8,316,000 and $9,531,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving

Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio.
The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit includes a letter of credit sub-facility with a sub-limit of up to $10,000,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of the Lender. The Revolving Credit is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-60% of eligible inventory, with exceptions and modifications as provided in the Agreement. The Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a fluctuating rate equal to the Lender’s prime rate or LIBOR, in each case plus a fluctuating margin depending on trailing EBITDA. The Agreement provides for an unused commitment fee of 0.375%. At April 30, 2010, availability under the Revolving Credit line was $12,174,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at April 30, 2010. Management believes that the carrying value of debt approximated fair value at April 30, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, and Amendment No. 4 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.
Note 6. Income Taxes
The benefit for income taxes in the first quarter of 2010 reflects an effective tax rate of 21.8 percent, compared to an effective tax rate of 38.9 percent for the first quarter 2009. The first quarter 2010 and 2009 effective tax rates are impacted by the forecasted profit levels for the respective years which for the first quarter 2010 resulted in a larger rate impact of state taxes and discrete items associated with non-taxable permanent differences.
There were no significant increases or decreases in the unrecognized tax benefits during the three months ended April 30, 2010. As of April 30, 2010, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The Company is under examination by the IRS for its 2006, 2007 and 2008 federal income tax returns.
At April 30, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2029. Federal net operating losses that can potentially be carried forward total approximately $4,524,000 at April 30, 2010 and January 31, 2010. State net operating losses that can potentially be carried forward total approximately $27,355,000 at April 30, 2010 and January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $490,000 and $927,000 on the deferred tax assets at April 30, 2010 and January 31, 2010, respectively.
Note 7. Net Loss per Share

	Three Months Ended
	4/30/2010	4/30/2009
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(5,081)	$(2,987)

Denominators:
Denominator for basic net loss per share weighted-average common shares outstanding	14,157	14,231
Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,157	14,231
Net loss per share — basic and diluted	$(0.36)	$(0.21)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2010 and 2009, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2010 and 2009, was 127,000 and 109,000, respectively.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Stock Incentive Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company has not issued Stock Options under the 2007 Plan. As of April 30, 2010, there were approximately 256,615 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at April 30, 2010. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at April 30, 2010, January 31, 2010 and April 30, 2009:

				Unrecognized
				Compensation
	Expense for 3 months ended			Cost at
	4/30/2010	1/31/2010	4/30/2009	4/30/2010
2007 Plan

382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	$67,000	$178,000	—	$1,093,000

49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	44,000	116,000	—	14,000

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	357,000	$89,000	743,000

35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	—	58,000	44,000	—

1997 Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	—	147,000	88,000	—

Totals for the period	$200,000	$856,000	$221,000	$1,850,000

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
Note 9. Comprehensive Loss and Stockholders’ Equity
Comprehensive loss for the three months ended April 30, 2010 and 2009 was the same as net loss reported on the Statements of Operations. Accumulated comprehensive loss at April 30, 2010 and 2009 and January 31, 2010 is composed of minimum pension liability adjustments.
During the three months ended April 30, 2010, the Company repurchased 42,000 shares of its common stock at a cost of approximately $150,000. As of April 30, 2010, $1.2 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.
Note 10. Retirement Plans
The Company and its subsidiaries cover all employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Employees Retirement Plan”). Benefits under the Employees Retirement Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employees Retirement Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.
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
The net periodic pension costs for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended April 30,
					Non-Employee Directors
	Employees Retirement Plan		VIP Retirement Plan		Retirement Plan
	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	352	367	87	85	6	7
Expected return on plan assets	(262)	(179)	—	—	—	—
Amortization of prior service cost	—	128	—	(79)	—	—
Recognized net actuarial (gain) or loss	243	231	—	24	(7)	(46)

Net periodic pension cost	$333	$547	$87	$30	$(1)	$(39)

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
The following is a summary of the Company’s warranty claim activity for the three months ended April 30, 2010 and 2009 (in thousands):

	April 30,
	2010	2009

Beginning balance	$1,675	$1,950
Provision	192	301
Costs incurred	(192)	(301)

Ending balance	$1,675	$1,950

Note 12. Subsequent Events
We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that required recognition or disclosure in the financial statements.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended April 30, 2010, the Company incurred a pre-tax loss of $6,494,000 on net sales of $24,860,000 compared to a pre-tax loss of $4,887,000 on net sales of $27,049,000 in the same period last year.
Net sales for the three months ended April 30, 2010 decreased by $2,189,000, an 8.1% decrease, compared to the same period last year. This decrease was the result of a modest decrease in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 0.8% compared to the prior year. The prior year included a substantial international order. There was no comparable order in the first quarter of 2010. Excluding the impact of that single order, shipments increased by approximately 2.3%. Backlog at April 30, 2010 decreased by approximately 3.7% compared to the prior year.
Gross margin as a percentage of sales decreased to 25.2% for the three months ended April 30, 2010 compared to 30.7% in the same period last year. The reduction in gross margin was attributable to a modest reduction in selling prices, a 17% reduction in production hours which adversely affected overhead absorption, and changes in product mix.
Selling, general and administrative expenses for the three months ended April 30, 2010, decreased by approximately $480,000 compared to the same period last year, but increased as a percentage of sales by 2.3%. The decrease in selling, general and administrative expenses was primarily attributable to a reduction in variable freight and installation cost, due to the reduced volume of shipments offset by an increase in the percentage of shipments that included delivery and full service. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to the reduction in net sales for the three months ended April 30, 2010.
Liquidity and Capital Resources
Interest expense increased by approximately $58,000 for the three months ended April 30, 2010, compared to the same period last year. The increase was due to higher loan balances under the Company’s credit facility with Wells Fargo Bank.
As a result of seasonally lower shipments in the three months ended April 30, 2010, compared to the three months ended January 31, 2010, accounts and notes receivable were reduced at April 30, 2010, compared to January 31, 2010. Accounts and notes receivable were higher at April 30, 2010, than at April 30, 2009, due to increased days sales outstanding. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. For the current fiscal quarter, the Company increased inventory by approximately $14,200,000 compared to January 31, 2010, and increased inventory by approximately $1,900,000 compared to April 30, 2009. The increase in inventory during the first quarter of 2010 compared to the January 31, 2010, was financed through the Company’s credit facility with Wells Fargo Bank.
The change in inventory composition at April 30, 2010, compared to April 30, 2009, is primarily attributable to two items. First, the Company increased the inventory of Assemble-to-Ship (ATS) components during the fourth quarter of 2009 to facilitate the production of flat-metal formed product in the first quarter of 2010. Second, in response to the current economic conditions, the Company deferred the assembly of ATS components into finished goods to the second quarter to allow greater visibility into the customer specific order mix and more accurately target production and assembly to customer demand.
Borrowings under the Company’s revolving line of credit with Wells Fargo Bank at April 30, 2010, increased by approximately $6 million compared to April 30, 2009, primarily due to increased levels of inventory and receivables and a reduction in other long-term liabilities. The Company established a goal of limiting capital spending to less than $5,000,000 for fiscal year 2010, which is slightly less than the Company’s anticipated depreciation expense. Capital spending for the three months ended April 30, 2010, was $679,000 compared to $1,070,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2010, was $14,132,000 compared to $17,586,000 for the same period last year. The decrease in cash used was primarily attributable to a decrease in the amount of inventory added to stock in the first quarter, in addition to an increase in accounts payable and accrued liabilities.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $12,174,000 was available for borrowing as of April 30, 2010.
Off Balance Sheet Arrangements
During the three months ended April 30, 2010, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“Form 10-K”).
Critical Accounting Policies and Estimates

The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2010 except as noted in Note 3.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio.
The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit includes a letter of credit sub-facility with a sub-limit of up to $10,000,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of the Lender. The Revolving Credit is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-60% of eligible inventory, with exceptions and modifications as provided in the Agreement. The Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a fluctuating rate equal to the Lender’s prime rate or LIBOR, in each case plus a fluctuating margin depending on trailing EBITDA. The Agreement provides for an unused commitment fee of 0.375%. At April 30, 2010, availability under the Revolving Credit line was $12,174,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at April 30, 2010. Management believes that the carrying value of debt approximated fair value at April 30, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, and Amendment No. 4 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for the period ended January 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the purchases made by the Company of its Common Stock during the first quarter of 2010:

			Total Number of	Maximum Number of $
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Expended Under the
	Shares Purchased	Per Share	Announced Program (1)	Program (1)
February 1, 2010 through February 28, 2010	—	—	491,502	1,398,000

March 1, 2010 through March 31, 2010	—	—	491,502	1,398,000

April 1, 2010 through April 30, 2010	42,040	3.59	533,542	1,247,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.
Item 6. Exhibits
Exhibit 10.1 —Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of April 28, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
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

VIRCO MFG. CORPORATION
Date: June 7, 2010	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance