Form 10-Q
period 2010-07-31
VIRCO MFG CORPORATION
filed 2010-09-10
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
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
Common Stock, $.01 par value — 14,204,998 shares as of August 31, 2010.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed consolidated balance sheets — July 31, 2010, January 31, 2010 and July 31, 2009	3
Unaudited condensed consolidated statements of income — Three months ended July 31, 2010 and 2009	5
Unaudited condensed consolidated statements of operations — Six months ended July 31, 2010 and 2009	6
Unaudited condensed consolidated statements of cash flows — Six months ended July 31, 2010 and 2009	7
Notes to unaudited condensed consolidated financial statements — July 31, 2010	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	15
Part II. Other Information	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16
Item 6. Exhibits	16
Exhibit 10.1 —Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of July 31, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
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
EX-10.1
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2010	1/31/2010	7/31/2009
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$2,956	$1,045	$1,614
Trade accounts receivable, net	40,808	14,127	41,511
Other receivables	79	141	473
Income tax receivable	339	259	—

Inventories:
Finished goods, net	18,801	10,683	23,903
Work in process, net	11,655	18,653	8,542
Raw materials and supplies, net	10,626	7,334	8,732

	41,082	36,670	41,177

Deferred tax assets, net	3,150	3,150	2,867
Prepaid expenses and other current assets	1,599	1,514	1,917

Total current assets	90,013	56,906	89,559

Property, plant and equipment:
Land and land improvements	3,329	3,329	3,336
Buildings and building improvements	47,796	47,796	47,888
Machinery and equipment	117,316	116,425	115,184
Leasehold improvements	2,712	2,688	1,902

	171,153	170,238	168,310
Less accumulated depreciation and amortization	128,208	125,804	124,242

Net property, plant and equipment	42,945	44,434	44,068

Deferred tax assets, net	10,990	10,502	9,257
Other assets	6,310	6,258	6,289

Total assets	$150,258	$118,100	$149,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2010	1/31/2010	7/31/2009
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Checks released but not yet cleared bank	$4,527	$2,360	$2,717
Accounts payable	15,693	11,641	15,247
Accrued compensation and employee benefits	4,345	4,396	4,687
Current portion of long-term debt	22,467	12	17,080
Other accrued liabilities	7,978	4,517	7,940

Total current liabilities	55,010	22,926	47,671

Non-current liabilities:
Accrued self-insurance retention and other	5,832	4,918	4,579
Accrued pension expenses	17,633	17,286	19,273
Deferred income taxes	1,149	1,120	1,161
Long-term debt, less current portion	7,529	6,912	10,036

Total non-current liabilities	32,143	30,236	35,049

Commitments and Contingencies

Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,204,998 shares at 7/31/2010; 14,163,044 shares at 1/31/10; and 14,240,531 shares at 7/31/2009	142	142	142
Additional paid-in capital	114,068	114,152	114,007
Accumulated deficit	(41,534)	(39,785)	(38,314)
Accumulated comprehensive loss	(9,571)	(9,571)	(9,382)

Total stockholders’ equity	63,105	64,938	66,453

Total liabilities and stockholders’ equity	$150,258	$118,100	$149,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited (Note 1)

	Three months ended
	7/31/2010	7/31/2009
	(In thousands, except share data)
Net sales	$72,363	$74,623
Costs of goods sold	49,391	48,847

Gross profit	22,972	25,776

Selling, general, administrative & other expenses	17,599	18,242
Interest expense	395	441

Income before income taxes	4,978	7,093

Income tax provision	941	3,047

Net income	$4,037	$4,046

Net income per common share:
Basic	$0.28	$0.29
Diluted	$0.28	$0.29

Weighted average shares outstanding:
Basic	14,168	14,151
Diluted	14,174	14,154
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Six months ended
	7/31/2010	7/31/2009
	(In thousands, except per share data)
Net sales	$97,223	$101,672
Costs of goods sold	67,980	67,596

Gross profit	29,243	34,076

Selling, general, administrative & other expenses	30,131	31,254
Interest expense	628	616

(Loss) income before income taxes	(1,516)	2,206

(Benefit) provision for income taxes	(472)	1,147

Net (loss) income	$(1,044)	$1,059

Dividend declared
Cash	$0.05	$0.05

Net (loss) income per common share:
Basic	$(0.07)	$0.07
Diluted	$(0.07)	$0.07

Weighted average shares outstanding:
Basic	14,162	14,170
Diluted	14,162	14,170
Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2010	7/31/2009
	(In thousands)
Operating activities

Net (loss) income	$(1,044)	$1,059
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	2,713	2,652
Provision for doubtful accounts	15	100
Gain on sale of property, plant and equipment	(2)	(5)
Deferred income taxes	(459)	941
Stock based compensation	399	457

Changes in operating assets and liabilities
Trade accounts receivable	(26,696)	(27,418)
Other receivables	62	461
Inventories	(4,412)	(8,192)
Income tax receivable	(80)	(51)
Prepaid expenses and other current assets	(138)	(259)
Accounts payable and accrued liabilities	10,754	3,683

Net cash used in operating activities	(18,888)	(26,572)

Investing activities
Capital expenditures	(1,254)	(2,110)
Proceeds from sale of property, plant and equipment	33	10

Net cash used in investing activities	(1,221)	(2,100)

Financing activities
Proceeds from long-term debt	23,078	27,042
Repayment of long-term debt	(6)	(37)
Purchase of treasury stock	(344)	(397)
Cash dividend paid	(708)	(709)

Net cash provided by financing activities	22,020	25,899

Net increase (decrease) in cash	1,911	(2,773)
Cash at beginning of period	1,045	4,387

Cash at end of period	$2,956	$1,614

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011. The balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price to allocate the arrangement consideration. The Company adopted this update effective February 1, 2010. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.
In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.
Note 4. Inventories
Fiscal year end financial statements at January 31, 2010, reflect inventories verified by physical counts with the material content valued under the LIFO method. At July 31, 2010 and 2009, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three months ended July 31, 2010 and 2009. LIFO reserves at July 31, 2010, January 31, 2010 and July 31, 2009 were $8,316,000, $8,316,000 and $9,531,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 5. Debt
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio. On July 30, 2010, the Company further amended the Agreement, entering into Amendment No. 5 thereto (“Amendment No. 5”). Among other items, Amendment No. 5 provided for amendments to the covenants regarding minimum net income, the minimum fixed charge coverage ratio, and the maximum leverage ratio as well as to the applicable margin used in setting the interest rate in effect pursuant to the Revolving Line of Credit Note related thereto.
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
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a rate equal to the Lender’s prime rate or LIBOR, in each case plus a margin. The Agreement provides for an unused commitment fee of 0.375%. At July 31, 2010, availability under the Revolving Credit line was $24,094,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at July 31, 2010. Management believes that the carrying value of debt approximated fair value at July 31, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Note 6. Income Taxes
The provision for income taxes in the second quarter of 2010 reflects an effective tax rate of 18.93 percent, compared to an effective tax rate of 43.0 percent for the second quarter 2009. The second quarter 2010 and 2009 effective tax rates are impacted by the forecasted profit levels for the respective years which for the first quarter 2010 resulted in a larger rate impact of state taxes and discrete items associated with non-taxable permanent differences.
There were no significant increases or decreases in the unrecognized tax benefits during the three months ended July 31, 2010. As of July 31, 2010, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The Company is under examination by the IRS for its 2006, 2007 and 2008 federal income tax returns.
At July 31, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2029. Federal net operating losses that can potentially be carried forward total approximately $4,524,000 at July 31, 2010 and January 31, 2010. State net operating losses that can potentially be carried forward total approximately $27,355,000 at July 31, 2010 and January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $490,000 and $927,000 on the deferred tax assets at July 31, 2010 and January 31, 2010, respectively.

Note 7. Net Loss per Share

	Three Months Ended		Six Months Ended
	7/31/2010	7/31/2009	7/31/2010	7/31/2009
	(In thousands, except per share data)
Net income (loss)	$4,036	$4,046	$(1,044)	$1,059

Average shares outstanding	14,168	14,151	14,162	14,170

Net effect of dilutive stock options based on the treasury stock method using average market price	6	3	10	—

Totals	14,174	14,154	14,172	14,170

Net income (loss) per share — basic	$0.28	$0.29	$(0.07)	$0.07
Net income (loss) per share — diluted	$0.28	$0.29	$(0.07)	$0.07
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share for the six months ended 2010, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the six months ended July 31, 2010 was 10,000.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Stock Incentive Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company has not issued stock options under the 2007 Plan. As of July 31, 2010, there were approximately 180,160 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at July 31, 2010. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at July 31, 2010, January 31, 2010 and July 31, 2009:

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2010	7/31/2009	7/31/2010	7/31/2009	7/31/2010

2007 Plan

Grants of 56,455 Shares of Restricted Stock, issued 6/8/2010, vesting over 1 year	$29,000	$—	$29,000	$—	$145,000

Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	14,000	29,000	58,000	29,000	—

Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	67,000	45,000	134,000	45,000	1,026,000

Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	89,000	178,000	178,000	654,000

Grants of 35,644 Shares of Restricted Stock, issued 6/17/2008, vesting over 1 year		14,000		58,000	—

1997 Plan

Grants of 270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years		59,000		147,000	—

Totals for the period	$199,000	$236,000	$399,000	$457,000	$1,825,000

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
Note 9. Comprehensive Loss and Stockholders’ Equity
Comprehensive loss for the three months ended July 31, 2010 and 2009 was the same as net loss reported on the Statements of Operations. Accumulated comprehensive loss at July 31, 2010 and 2009 and January 31, 2010 is composed of minimum pension liability adjustments.
During the three and six months ended July 31, 2010, the Company repurchased 58,000 and 100,000 shares of its common stock at a cost of approximately $194,000 and $344,000, respectively. As of July 31, 2010, approximately $1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.
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
The net periodic pension costs for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended July 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended July 31,
					Non-Employee Directors
	Employees Retirement Plan		VIP Plan		Retirement Plan
	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	352	367	87	85	6	7
Expected return on plan assets	(262)	(179)	—	—	—	—
Amortization of prior service cost	—	128	—	(79)	—	—
Recognized net actuarial (gain) or loss	243	231	—	24	(7)	(46)

Net periodic pension cost	$333	$547	$87	$30	$(1)	$(39)

	Six Months Ended July 31,
					Non-Employee Directors
	Employees Retirement Plan		VIP Plan		Retirement Plan
	2010	2009	2010	2009	2010	2009

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	704	735	174	170	12	14
Expected return on plan assets	(524)	(358)	—	—	—	—
Amortization of prior service cost	—	256	—	(158)	—	—
Recognized net actuarial (gain) or loss	486	462	—	48	(14)	(92)

Net periodic pension cost	$666	$1,094	$174	$60	$(2)	$(78)

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
The following is a summary of the Company’s warranty claim activity for the three months and six months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2010	7/31/2009	7/31/2010	7/31/2009
		(In thousands)
Beginning Accrued Warranty Balance	$1,675	$1,950	$1,675	$1,950
Provision	261	65	453	366
Costs Incurred	(261)	(215)	(453)	(516)

Ending Accrued Warranty Balance	$1,675	$1,800	$1,675	$1,800

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
The Company’s order rates and results of operations for the first six months of fiscal 2010 continue to be adversely impacted by economic conditions in the United States, and the related impact on tax receipts that fund public school expenditures. During the first three months of the Company’s 2010 fiscal year, order rates declined by 0.8% compared to the prior year, and during the second three months of the Company’s 2010 fiscal year, order rates declined by approximately 2.8% compared to the prior year. For the first six months of fiscal 2010, orders declined by approximately 2.0% compared to the prior year. While order rates for the Company have not declined dramatically, the Company accomplished this in part by being more aggressive with pricing in certain competitive markets. For the first six months of the year, orders were not significantly impacted by money distributed to schools by the American Recovery and Reinvestment Act.
For the three months ended July 31, 2010, the Company earned a pre-tax profit of $4,978,000 on sales of $72,363,000 compared to a pre-tax profit of $7,093,000 on sales of $74,623,000 in the same period last year.
Sales for the three months ended July 31, 2010 decreased by $2,260,000, a 3.0% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 2.8% compared to the prior year. Backlog at July 31, 2010 decreased by approximately 3.2% compared to the prior year. The reduction in sales was partly attributable to reductions in unit volume and partly attributable to reductions in price. Sales related to bond funded project business increased, while non-project related business activity declined.
Gross margin for the three months ended July 31, 2010 as a percentage of sales decreased to 31.7% compared to 34.5% in the prior year. The decrease in gross margin was attributable to increased raw material costs compared to the prior year period, increased price competition, a 6.5% reduction in production hours, and changes in product mix. Selling, general and administrative expense for the three months ended July 31, 2010 decreased by approximately $643,000 to $17,599,000 compared to $18,242,000 in the same period last year, and remained stable as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses. Interest expense decreased by approximately $46,000 compared to the same period last year as a result of reduced interest rates.
For the six months ended July 31, 2010 the Company incurred a pre-tax loss of $1,516,000 on sales of $97,223,000 compared to a pre-tax profit of $2,206,000 on sales of $101,672,000 in the same period last year.
Sales for the first six months decreased by $4,449,000, or 4.4%, compared to the same period last year. The decrease was attributable to both a reduction in sales volume and a reduction in selling prices. Incoming orders for the same period decreased by approximately 2.0%. Sales of project related business increased, while non-project related business activity declined.
Gross margin as a percentage of sales decreased to 30.1% compared to 33.5% in the same period last year. The decrease in gross margin was attributable to an increase in raw material costs compared to the prior year period, a reduction in selling prices, an 11.8% reduction in production hours, and changes in product mix. Selling, general and administrative expense for the six months ended July 31, 2010 decreased by approximately $1,123,000 compared to the same period last year, but increased as a percentage of sales by 0.3%. The decrease in selling, general and administrative expense was primarily attributable to decreased variable expenses. Interest expense increased by approximately $12,000 compared to the same period last year as a result of increased levels of borrowing partially offset by reduced interest rates.
Liquidity and Capital Resources
Interest expense increased by approximately $8,000 for the six months ended July 31, 2010, compared to the same period last year. The increase was due to higher loan balances under the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) partially offset by lower interest rates.
As a result of seasonally high shipments in the three months ended July 31, 2010, accounts and notes receivable increased by approximately $26.7 million at July 31, 2010 compared to January 31, 2010. When compared to receivables at July 31, 2009, receivables, however, decreased by approximately $700,000. This decrease was due to the decline in sales in the three months ended July 31, 2010 compared to the same period last year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At July 31, 2010, inventories were comparable to the prior year.
The increase in receivables and inventory during the first six months of fiscal 2010 was financed through the Company’s credit facility with Wells Fargo Bank. At July 31, 2010 borrowing under the line had increased by approximately $2.9 million compared to July 31, 2009.

The Company has established a goal of limiting capital spending to approximately $5,000,000 for fiscal 2010, which is slightly less than anticipated depreciation expense. Capital spending for the six months ended July 31, 2010 was $1,254,000 compared to $2,110,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo and operating cash flow. Approximately $24,094,000 was available for borrowing under the Company’s credit facility as of July 31, 2010.
Net cash used in operating activities for the six months ended July 31, 2010 was $18,888,000 compared to $26,572,000 for the same period last year. The decrease in cash used in operations for the six months ended July 31, 2010 compared to the same period last year was primarily due to an increase in accounts payable and accrued liabilities. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first six months of fiscal 2010, the Company declared and paid two quarterly cash dividends of $0.025 per share. Subsequent to the July 31, 2010, the Company declared a third quarterly cash dividend of $0.025 per share to stockholders of record as of August 27, 2010, payable September 17, 2010. Payment of a quarterly dividend is predicated on (1) the strength of our balance sheet; (2) anticipated cash flows; (3) future cash requirements; and (4) compliance with the negative covenants related to dividend payments in our credit facility. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. For the six months ended July 31, 2010, the Company repurchased 100,000 shares of stock for $344,000.
Off Balance Sheet Arrangements
During the six months ended July 31, 2010, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“Form 10-K”).
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in such policies in the three months ended July 31, 2010 except as noted in Note 3.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio. On July

30, 2010, the Company further amended the Agreement, entering into Amendment No. 5 thereto (“Amendment No. 5”). Among other items, Amendment No. 5 provided for amendments to the covenants regarding minimum net income, the minimum fixed charge coverage ratio, and the maximum leverage ratio as well as to the applicable margin used in setting the interest rate in effect pursuant to the Revolving Line of Credit Note related thereto.
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
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a rate equal to the Lender’s prime rate or LIBOR, in each case plus a margin. The Agreement provides for an unused commitment fee of 0.375%. At July 31, 2010, availability under the Revolving Credit line was $24,094,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at July 31, 2010. Management believes that the carrying value of debt approximated fair value at July 31, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table provides information with respect to the purchases made by the Company of its Common Stock during the three months ended July 31, 2010:

			Total Number of	Maximum Number of $
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Expended Under the
	Shares Purchased	Per Share ($)	Announced Program (1)	Program (1) ($)
May 1, 2010 through May 31, 2010	—	—	533,542	1,247,000

June 1, 2010 through June 30, 2010	57,844	3.34	591,386	1,053,000

July 1, 2010 through July 31, 2010	—	—	591,386	1,053,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.
Item 6. Exhibits
Exhibit 10.1 —Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of July 31, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
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

VIRCO MFG. CORPORATION
Date: September 10, 2010	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance