Form 10-Q
period 2010-10-31
VIRCO MFG CORPORATION
filed 2010-12-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 14,204,998 shares as of December 2, 2010.

VIRCO MFG. CORPORATION
INDEX

Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed consolidated balance sheets — October 31, 2010, January 31, 2010 and October 31, 2009	3
Unaudited condensed consolidated statements of income — Three months ended October 31, 2010 and 2009	5
Unaudited condensed consolidated statements of operations — Nine months ended October 31, 2010 and 2009	6
Unaudited condensed consolidated statements of cash flows — Nine months ended October 31, 2010 and 2009	7
Notes to unaudited condensed consolidated financial statements — October 31, 2010	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16

Part II. Other Information	18
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18
Item 6. Exhibits	18
Exhibit 10.1 —Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 29, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2010	1/31/2010	10/31/2009
	(In thousands, except share data)
	Unaudited		Unaudited
	(Note 1)		(Note 1)

Assets

Current assets:
Cash	$2,260	$1,045	$2,127
Trade accounts receivable, net	19,411	14,127	19,455
Other receivables	98	141	53
Income tax receivable	834	259	332

Inventories:
Finished goods, net	7,208	10,683	11,211
Work in process, net	9,447	18,653	9,298
Raw materials and supplies, net	9,064	7,334	7,125

	25,719	36,670	27,634

Deferred tax assets, net	3,773	3,150	2,270
Prepaid expenses and other current assets	1,161	1,514	1,172

Total current assets	53,256	56,906	53,043

Property, plant and equipment:
Land and land improvements	3,329	3,329	3,329
Buildings and building improvements	47,796	47,796	47,884
Machinery and equipment	117,785	116,425	116,169
Leasehold improvements	2,754	2,688	1,846

	171,664	170,238	169,228
Less accumulated depreciation and amortization	129,439	125,804	124,932

Net property, plant and equipment	42,225	44,434	44,296

Deferred tax assets, net	10,129	10,502	9,280
Other assets	6,371	6,258	6,289

Total assets	$111,981	$118,100	$112,908

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2010	1/31/2010	10/31/2009
	(In thousands, except share data)
	Unaudited		Unaudited
	(Note 1)		(Note 1)

Liabilities

Current liabilities:
Checks released but not yet cleared bank	$4,042	$2,360	$2,219
Accounts payable	8,307	11,641	8,389
Accrued compensation and employee benefits	3,998	4,396	4,278
Current portion of long-term debt	12	12	22
Other accrued liabilities	6,355	4,517	6,183

Total current liabilities	22,714	22,926	21,091

Non-current liabilities:
Accrued self-insurance retention and other	5,538	4,918	5,085
Accrued pension expenses	17,645	17,286	16,814
Deferred income taxes	1,093	1,120	1,161
Long-term debt, less current portion	2,243	6,912	38

Total non-current liabilities	26,519	30,236	23,098

Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,204,998 shares at 10/31/2010, 14,163,044 at 1/31/10;and 14,199,087 shares at 10/31/2009	142	142	142
Additional paid-in capital	114,267	114,152	114,080
Accumulated deficit	(42,090)	(39,785)	(36,121)
Accumulated comprehensive loss	(9,571)	(9,571)	(9,382)

Total stockholders’ equity	62,748	64,938	68,719

Total liabilities and stockholders’ equity	$111,981	$118,100	$112,908

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS
Unaudited (Note 1)

	Three months ended
	10/31/2010	10/31/2009
	(In thousands, except per share data)

Net sales	$60,779	$62,920
Costs of goods sold	43,586	41,875

Gross profit	17,193	21,045

Selling, general and administrative expenses and others	17,063	17,204
Interest expense	253	296

Income (loss) before income taxes	(123)	3,545

Provision for income taxes (income tax benefits)	(277)	640

Net income	$154	$2,905

Dividend declared
Cash	$0.05	$0.05

Net income per common share
Basic	$0.01	$0.21
Diluted	$0.01	$0.20

Weighted average shares outstanding
Basic	14,152	14,162
Diluted	14,174	14,182
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Nine months ended
	10/31/2010	10/31/2009
	(In thousands, except per share data)

Net sales	$158,002	$164,592
Costs of goods sold	111,566	109,471

Gross profit	46,436	55,121

Selling, general and administrative expenses and others	47,194	48,458
Interest expense	881	912

Income (loss) before income taxes	(1,639)	5,751

Provision for income taxes (income tax benefits)	(749)	1,787

Net income (loss)	$(890)	$3,964

Dividend declared
Cash	$0.10	$0.10

Net income (loss) per common share
Basic	$(0.06)	$0.28
Diluted	$(0.06)	$0.28

Weighted average shares outstanding
Basic	14,123	14,172
Diluted	14,123	14,182
Diluted net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine months ended
	10/31/2010	10/31/2009
	(In thousands)

Operating activities

Net income (loss)	$(890)	$3,964
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,063	3,996
Provision for doubtful accounts	115	120
Gain on sale of property, plant and equipment	(5)	(5)
Deferred income taxes	(277)	1,538
Stock based compensation	599	657

Changes in operating assets and liabilities
Trade accounts receivable	(5,399)	(5,382)
Other receivables	46	449
Inventories	10,951	5,351
Income taxes	(575)	26
Prepaid expenses and other current assets	233	486
Accounts payable and accrued liabilities	274	(8,150)

Net cash provided by operating activities	9,135	3,050

Investing activities
Capital expenditures	(1,878)	(3,675)
Proceeds from sale of property, plant and equipment	33	10

Net cash used in investing activities	(1,845)	(3,665)

Financing activities
Repayment of long-term debt	(4,669)	(55)
Purchase of treasury stock	(344)	(524)
Cash dividend paid	(1,062)	(1,066)

Net cash used in financing activities	(6,075)	(1,645)

Net increase (decrease) in cash	1,215	(2,260)
Cash at beginning of period	1,045	4,387

Cash at end of period	$2,260	$2,127

Supplemental disclosure:
Accrual for cash dividends declared but not paid	$355	$355
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011. The balance sheet at January 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”) “Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price to allocate the arrangement consideration. The Company adopted this update effective February 1, 2010. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.
In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), “Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4. Inventories
Fiscal year end financial statements at January 31, 2010, reflect inventories verified by physical counts with the material content valued under the LIFO method. At October 31, 2010 and 2009, there were no physical verifications of inventory quantities. Cost of sales is recorded at current cost. The effect of penetrating LIFO layers is not recorded at interim dates unless the reduction in inventory is expected to be permanent. No such adjustments have been made for the three months ended October 31, 2010 and 2009. LIFO reserves at October 31, 2010, January 31, 2010 and October 31, 2009 were $8,316,000, $8,316,000 and $9,531,000, respectively. Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
The Company is party to the Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio. On July 30, 2010, the Company further amended the Agreement, entering into Amendment No. 5 thereto (“Amendment No. 5”). Among other items, Amendment No. 5 provided for amendments to the covenants regarding minimum net income, the minimum fixed charge coverage ratio, and the maximum leverage ratio as well as to the applicable margin used in setting the interest rate in effect pursuant to the Revolving Line of Credit Note related thereto. On October 29, 2010, the Company further amended the Agreement, entering into Amendment No. 6 thereto (“Amendment No. 6”). Among other items, Amendment No. 6 provided for amendments to the covenants regarding maximum net loss or minimum net income, the maximum Line of Credit amount, the minimum fixed charge coverage ratio, the maximum leverage ratio, and dividends and distributions.
The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $45,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit includes a letter of credit sub-facility with a sub-limit of up to $2,500,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of the Lender. The Revolving Credit is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-60% of eligible inventory, with exceptions and modifications as provided in the Agreement. The Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a rate equal to the Lender’s Base rate plus 1.25%. The Agreement provides for an unused commitment fee of 0.375%. At October 31, 2010, availability under the Revolving Credit line was $18,048,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at October 31, 2010. Management believes that the carrying value of debt approximated fair value at October 31, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Note 6. Income Taxes
The provision for income taxes in the third quarter of 2010 reflects an effective tax rate of 226 percent, compared to an effective tax rate of 18 percent for the third quarter of 2009. The third quarter 2010 and 2009 effective tax rates are impacted by the forecasted profit levels for the respective years, changes in effective state tax rates and discrete items associated with non-taxable permanent differences.
There were no significant increases or decreases in the unrecognized tax benefits during the three months ended October 31, 2010. As of October 31, 2010, the Company does not believe there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Internal Revenue Service (the “IRS”) has completed the examination of all of the Company’s federal income tax returns through 2004 with no issues pending or unresolved. The Company is under examination by the IRS for its 2006, 2007 and 2008 federal income tax returns.
At October 31, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes, expiring at various dates through 2029. Federal net operating losses that can potentially be carried forward total approximately $6,600,000 at October 31, 2010 and January 31, 2010. State net operating losses that can potentially be carried forward total approximately $27,900,000 at October 31, 2010 and $27,355,000 at January 31, 2010. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryfowards will not be realized and has provided a valuation allowance of $496,000 and $490,000 on the deferred tax assets at October 31, 2010 and January 31, 2010, respectively.
Note 7. Net income (loss) per Share

	Three Months Ended		Nine Months Ended
	10/31/2010	10/31/2009	10/31/2010	10/31/2009
	(In thousands, except per share data)

Net income (loss)	$154	$2,905	$(890)	$3,964

Average shares outstanding	14,152	14,162	14,123	14,172
Net effect of dilutive stock options
based on the treasury stock method using average market price	22	20	—	10

Totals	14,174	14,182	14,123	14,182

Net income (loss) per share — basic	$0.01	$0.21	$(0.06)	$0.28
Net income (loss) per share — diluted	$0.01	$0.20	$(0.06)	$0.28
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share for the nine months ended 2010, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the nine months ended October 31, 2010 was 29,000.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Stock Incentive Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company has not issued stock options under the 2007 Plan. As of October 31, 2010, there were approximately 180,160 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at October 31, 2010. Stock options awarded to employees under the 1997 Plan must be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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

Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards for the three and nine months ended October 31, 2010 and 2009::

					Unrecognized
					Compensation
	Expense for 3 months ended		Expense for 9 months ended		Cost at
	10/31/2010	10/31/2009	10/31/2010	10/31/2009	10/31/2010

2007 Stock Incentive Plan

Grants of 56,455 Shares of Restricted Stock, issued 6/8/2010, vesting over 1 year	$44,000	$—	$58,000	$—	$101,000
Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	—	44,000	58,000	73,000	—
Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	67,000	67,000	201,000	112,000	959,000
Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	89,000	267,000	267,000	565,000
Grants of 35,644 Shares of Restricted Stock, issued 6/17/2008, vesting over 1 year	—	—	—	58,000	—

1997 Stock Incentive Plan

Grants of 270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	—	—	—	147,000	—

Totals for the period	$200,000	$200,000	$584,000	$657,000	$1,625,000

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
Note 9. Comprehensive Loss and Stockholders’ Equity
Comprehensive loss for the three months ended October 31, 2010 and 2009 was the same as net loss reported on the Statements of Operations. Accumulated comprehensive loss at October 31, 2010 and 2009 and January 31, 2010 is composed of minimum pension liability adjustments.
During the three and nine months ended October 31, 2010, the Company repurchased 0 and 100,000 shares of its common stock at a cost of approximately $0 and $344,000, respectively. As of October 31, 2010, approximately $1,000,000 remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.

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
The net periodic pension costs for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months each ended October 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Plan		Retirement Plan
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	352	367	87	85	6	7
Expected return on plan assets	(262)	(179)	—	—	—	—
Amortization of prior service cost	243	128	—	(79)	—	—
Recognized net actuarial loss or (gain)	—	231	—	24	(7)	(46)

Net periodic pension cost (benefit)	$333	$547	$87	$30	$(1)	$(39)

	Nine Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Plan		Retirement Plan
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,056	1,101	261	255	18	21
Expected return on plan assets	(786)	(537)	—	—	—	—
Amortization of prior service cost	729	384	—	(237)	—	—
Recognized net actuarial loss or (gain)	—	693	—	72	(21)	(138)

Net periodic pension cost (benefit)	$999	$1,641	$261	$90	$(3)	$(117)

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

The following is a summary of the Company’s warranty claim activity for the three months and nine months ended October 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2010	10/31/2009	10/31/2010	10/31/2009
	(In thousands)
Beginning Accrued Warranty Balance	$1,675	$1,800	$1,950	$1,950
Provision	753	354	931	720
Costs Incurred	(303)	(354)	(756)	(870)

Ending Accrued Warranty Balance	$2,125	$1,800	$2,125	$1,800

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
Results of Operations
The Company’s order rates and results of operations for the first nine months of fiscal 2010 continue to be adversely impacted by economic conditions in the United States, and the related impact on tax receipts that fund public school expenditures. During the first three months of the Company’s 2010 fiscal year, order rates declined by 0.8% compared to the prior year, and during the second three months of the Company’s 2010 fiscal year, order rates declined by approximately 2.8% compared to the prior year. During the three months ended October 31, 2010, order rates declined by 8.2% compared to the prior year. Year-to-date orders have declined by 3.4% compared to the prior year.
While the rate of decline of the Company’s order rates has increased each quarter when compared to the prior year, the Company’s order rates have not declined as dramatically as the market for school furniture. This is in part due to the Company’s being more aggressive with pricing in certain competitive markets. This more aggressive pricing, combined with modest increases in material costs, however, have caused operating results to deteriorate compared to the prior year. For the first nine months of fiscal 2010, sales were not significantly impacted by money distributed to schools by the American Recovery and Reinvestment Act.
For the three months ended October 31, 2010, the Company incurred a pre-tax loss of $123,000 on sales of $60,779,000 compared to a pre-tax profit of $3,545,000 on sales of $62,920,000 in the same period last year.
Sales for the three months ended October 31, 2010 decreased by $2,141,000, a 3.4% decrease, compared to the same period last year. Incoming orders for the same period decreased by approximately 8.2% compared to the prior year. Backlog at October 31, 2010 decreased by approximately 12.7% compared to the prior year. The reduction in sales was attributable to reductions in volume and price due to economic conditions in the United States. Sales of project related business increased compared to the three months ended October 31, 2009; while non-project related business activity declined.
Gross margin for the three months ended October 31, 2010 as a percentage of sales decreased to 28.3% compared to 33.4% in the prior year. The decrease in gross margin was attributable to more aggressive pricing, moderate increases in raw material costs compared to the prior year period, and reduced levels of production, offset slightly by reduced spending. Production hours and the related absorption of factory overhead decreased by approximately 11.4% compared to the prior year.
Selling, general and administrative expense for the three months ended October 31, 2010 decreased by approximately $141,000 to $17,063,000 compared to $17,204,000 in the same period last year, but increased as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable selling expenses. Interest expense decreased by approximately $43,000 compared to the same period last year as a result of reduced interest rates.
For the nine months ended October 31, 2010, the Company incurred a pre-tax loss of $1,639,000 on sales of $158,002,000 compared to a pre-tax profit of $5,751,000 on sales of $164,592,000 in the same period last year.
Sales for the nine months ended October 31, 2010 decreased by $6,590,000, or 4.0%, compared to the same period last year. The decrease was attributable to reductions in selling price and volume due to economic conditions in the United States and the resulting impact on school budgets. Order rates for the same period decreased by approximately 3.4%. Sales of project related business increased compared to the nine months ended October 31, 2009, while non-project related business activity declined.
Gross margin as a percentage of sales decreased to 29.4% compared to 33.5% in the same period last year. The decrease in gross margin was attributable to a reduction in selling prices, increased raw material costs, a reduction in factory production and the related absorption of factory overhead, offset by a reduction in factory spending compared to the prior year period.
Selling, general and administrative expense for the nine months ended October 31, 2010 decreased by approximately $1,264,000 compared to the same period last year, but increased as a percentage of sales. The decrease in selling, general and administrative expense was primarily attributable to decreased variable selling expenses. Interest expense decreased by approximately $31,000 compared to the same period last year as a result of reduced interest rates.

Liquidity and Capital Resources
As a result of seasonally high shipments in the three months ended October 31, 2010, accounts and notes receivable increased by approximately $5.3 million at October 31, 2010 compared to January 31, 2010. When compared to receivables at October 31, 2009, receivables, however, decreased by approximately $80,000. This decrease was due to the decline in sales in the three months ended October 31, 2010 compared to the same period last year. The Company traditionally builds large quantities of component inventory during the first quarter in anticipation of seasonally high summer shipments. During the second and third quarters, the Company reduces levels of component production and assembles components to a finished goods state as customer orders are received. At October 31, 2010, inventories were lower than the prior year by approximately $1,915,000. The seasonal increases in receivables and inventory during the first? summer months of fiscal 2010 was financed through the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). At October 31, 2010, the Company had approximately $2,200,000 million outstanding under the line. At October 31, 2009 the Company did not have any outstanding borrowings under the line.
The Company has established a goal of limiting capital spending to approximately $5,000,000 for fiscal 2010, which is slightly less than anticipated depreciation expense. Capital spending for the nine months ended October 31, 2010 was $1,878,000 compared to $3,675,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo and operating cash flow. Approximately $18,048,000 was available for borrowing under the Company’s credit facility as of October 31, 2010.
Net cash generated by operating activities for the nine months ended October 31, 2010 was $9,135,000 compared to $3,050,000 for the same period last year. The increase in cash generated in operations for the nine months ended October 31, 2010 compared to the same period last year was substantially attributable to the change in operating assets and liabilities compared to the prior year, offset by a reduction in operating income. The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.
During the first nine months of fiscal 2010, the Company declared and paid three quarterly cash dividends of $0.025 per share. During the quarter ended October 31, 2010, the Company declared a fourth quarterly cash dividend of $0.025 per share to stockholders of record as of November 5, 2010, payable December 3, 2010. Payment of a quarterly dividend is predicated on (1) the strength of our balance sheet; (2) anticipated cash flows; and (3) future cash requirements. Management anticipates that subsequent quarterly dividends will continue to be paid following a review of these factors and Board approval.
On June 5, 2008, the Company announced that its Board of Directors authorized a stock repurchase program under which the Company may acquire up to $3 million of the Company’s common stock. Such repurchases may be made pursuant to open market or privately negotiated transactions. This $3 million common stock repurchase program includes any unused amounts previously authorized for repurchase by Company such that the maximum aggregate amount of common stock that the Company may repurchase is $3 million of the Company’s common stock. Actual repurchases will be made after due consideration of stock price, projected cash flows and alternative uses of capital. Through October 31, 2010, the Company repurchased 100,000 shares of stock for $344,000. During the three months ended October 31, 2010 the Company did not purchase any stock.
Off Balance Sheet Arrangements
During the nine months ended October 31, 2010, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2010.
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
Forward-Looking Statements
From time to time, including in this quarterly report, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the Revolving Credit by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio. On July 30, 2010, the Company further amended the Agreement, entering into Amendment No. 5 thereto (“Amendment No. 5”). Among other items, Amendment No. 5 provided for amendments to the covenants regarding minimum net income, the minimum fixed charge coverage ratio, and the maximum leverage ratio as well as to the applicable margin used in setting the interest rate in effect pursuant to the Revolving Line of Credit Note related thereto. On October 29, 2010, the Company further amended the Agreement, entering into Amendment No. 6 thereto (“Amendment No. 6”). Among other items, Amendment No. 6 provided for amendments to the covenants regarding maximum net loss or minimum net income, the maximum Line of Credit amount, the minimum fixed charge coverage ratio, the maximum leverage ratio, and dividends and distributions.
The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $45,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit includes a letter of credit sub-facility with a sub-limit of up to $2,500,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of the Lender. The Revolving Credit is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-60% of eligible inventory, with exceptions and modifications as provided in the Agreement. The Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a rate equal to the Lender’s Base rate plus 1.25%. The Agreement provides for an unused commitment fee of 0.375%. At October 31, 2010, availability under the Revolving Credit line was $18,048,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount, a minimum current ratio requirement, a minimum fixed charge coverage ratio requirement and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at October 31, 2010. Management believes that the carrying value of debt approximated fair value at October 31, 2010 and 2009, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit line with Wells Fargo Bank. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $41,000 and $153,000 for the three and nine months ended October 31, 2010, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information with respect to the purchases made by the Company of its Common Stock during the three months ended October 31, 2010:

			Total Number of	Maximum Number of $
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Expended Under the
	Shares Purchased	Per Share ($)	Announced Program (1)	Program (1) ($)
May 1, 2010 through May 31, 2010	—	—	533,542	1,247,000
June 1, 2010 through June 30, 2010	57,844	3.34	591,386	1,053,000
July 1, 2010 through July 31, 2010	—	—	591,386	1,053,000
August 1, 2010 through October 31, 2010	—	—	591,386	1,053,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.

Item 6.	Exhibits
Exhibit 10.1 —Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 29, 2010, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
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

VIRCO MFG. CORPORATION
Date: December 9, 2010	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance