Form 10-K
period 2011-01-31
VIRCO MFG CORPORATION
filed 2011-04-15
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2011.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2010, was $41.8 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).
As of April 1, 2011, there were 14,204,998 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes, business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company’s control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company’s ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition and other factors included in the “Risk Factors” section of this report.
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Throughout this report, our fiscal years ended January 31, 2007, January 31, 2008, January 31, 2009, January 31, 2010 and January 31, 2011 are referred to as years 2006, 2007, 2008, 2009 and 2010, respectively.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA® , ZUMAfrd™, Ph.D.® , I.Q.® Virtuoso® , Classic Series™, Martest 21® , Lunada® , Plateau® , Core-a-Gator® , Future Access® , Sigma® , Metaphor® , Telos® , TEXT® and Parameter®. Solely for convenience, from time to time we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 61-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers — such as Peter Glass, Richard Holbrook, and Bob Mills — to develop additional products for contemporary applications. These include the best-selling ZUMA® and the recently introduced TEXT®, Metaphor ® and Telos® classroom furniture collections, as well as I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau ® Series.
In 2008, Virco introduced the TEXT table collection for learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. Lunada® tables made their debut at the end of 2008. Combining Virco’s popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings.
In 2009, Virco introduced Flip-Top Technology tables for computer classrooms and related environments. Flip-Top Technology tables feature a 6” deep locking flip-top compartment that secures cables, surge protectors and wires beneath the work surface. Also in 2009, utilizing our new flat metal forming capabilities, Virco introduced an array of desks, returns and bookcases.

In 2010, Virco introduced Parameter®, an invigorating collection of desks, returns and credenzas for use by teachers, principals and district administrators in their classrooms or offices. Parameter affordably combines all the functionality — and more — of traditional mid-priced desks with high-end design elements. Virco’s flat metal forming capabilities are used to manufacture Parameter items. Several new products were released in the second half of 2010, including: Parameter and TEXT help desks for educators, which have a rounded work surface edge at one end where students can comfortably pull up a chair for assistance with their work; Parameter mobile pedestals; Parameter high-capacity wire management panels; Plateau adjustable-height tables; several 2000 Series “EL” (extra large) classroom furniture models with an expanded seating surface; and a new collection of Virco vertical files. Products targeted for release in 2011 include new filing and storage cabinets, as well as additions to the Parameter line.
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
As of January 31, 2011, the Company’s employment force was approximately 1,050 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company’s PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”).
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
During the last decade, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. In recent years, the Company believes that its domestic manufacturing capabilities have evolved into a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery and installation to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company’s ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2010, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
COMPUTER FURNITURE — The TEXT table collection described in the preceding paragraph provides educators an array of computer furniture choices for learning environments; Virco’s recently released Flip-Top Technology table line also delivers popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco’s functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. The Plateau® Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.
DESKS/CHAIR DESKS — From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco’s wide-ranging furniture models can be found in thousands of America’s schools. Related products include teacher desks and tablet arm units. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators, Virco has introduced the distinctive, stylish and modern Parameter® collection of desks, returns and credenzas; designed in collaboration with Peter Glass and Bob Mills, Parameter is also great for business environments.
ADMINISTRATIVE OFFICE FURNITURE— In addition to the Plateau Office Solutions and Parameter desks and related products described above, Virco now manufactures a selection of desks, returns, bookcases and other items that employ the Company’s flat metal forming capabilities. Moreover, Plateau Office Solutions bookcases in popular sizes are available for administrative offices.
LABORATORY FURNITURE— For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables; Virco manufactures the table bases of these items and equips them with specialty tops purchased from vendor partners. Virco’s ZUMA, Sage™, Telos® , Metaphor® , I.Q.® , Classic Series, and 3000 Series collections also include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring.
MOBILE FURNITURE — School cafeterias are perfect venues for Virco mobile tables, while classrooms benefit from the spacious storage capacity of Virco mobile cabinets. An array of Virco product lines includes mobile chairs for school settings and offices.
STORAGE EQUIPMENT — For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. As a service to our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
Virco’s wide-ranging product selection includes hundreds of furniture models that are certified according to the Greenguard for Children and Schools Program for indoor air quality. In 2005 Virco’s ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard for Children and Schools Program. All of the models in the Company’s most recently introduced product lines — including Flip-Top Technology tables and Parameter desks, returns and credenzas — are Greenguard-certified. Along with Virco’s leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry’s first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. In 2009, Virco began carrying a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2010.
To complement Virco’s extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. In addition to giving customers the option of purchasing Virco products and making their own delivery arrangements, Virco provides three levels of delivery service. When customers choose Standard Delivery — also known as tailgate delivery — the delivery driver is responsible for moving the customer’s goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. For additional charges Virco also offers Inside Delivery (no installation), or Full-Service Delivery (delivered and installed). To assist customers involved with furniture, fixtures and equipment (FF&E) purchases for new school construction projects or school renovations, Virco’s PlanSCAPE® service provides room-by-room computerized layout planning and full FF&E project management.

Customers
Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco’s consolidated revenues during 2010.
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
The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. By comparison, in 2006 and 2007 the price of these commodities was relatively stable. In 2008, steel prices increased by more than 80% during a four month period from April to July. Additionally, during the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. In the latter portion of 2008, the cost of these materials declined, and remained relatively stable during 2009. During 2010, the Company incurred increased steel costs, while other commodity costs were relatively stable, or increased moderately.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2011.
With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many these contracts that allow the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, and 2008. The Company typically benefits from any decreases in raw material costs under the contracts described above.
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
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company’s consolidated revenues in 2010. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors — Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 43% of Virco’s sales in 2010, 40% of sales in 2009, and 40% of sales in 2008. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, we would be able to sell to the vast majority of our customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Approximately 50% of the Company’s total sales in 2010 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During the “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company’s peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with Wells Fargo Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
Backlog
Sales order backlog at January 31, 2011, totaled $17.6 million and approximated eight weeks of sales, compared to $13.0 million at January 31, 2010, and $16.5 million at January 31, 2009. Substantially all of the backlog will ship during 2011.
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
Employees
As of January 31, 2011, Virco and its subsidiaries employed approximately 1,050 full-time employees at various locations. Of this number, approximately 850 are involved in manufacturing and distribution, approximately 125 in sales and marketing and approximately 75 in administration.

Environmental Compliance
Virco is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including designation in 2010 and 2009 from the Waste Reduction Awards Program in California, in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. Additionally, all ZUMA® and ZUMAfrd™ products, and hundreds of other Virco furniture items — including all models in the Company’s recently introduced TEXT® table line, as well as Flip-Top Technology tables and Parameter® desks, returns and credenzas — have been certified according to the GREENGUARD ® Environmental Institute’s stringent indoor air quality standard for children and schools. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Nevertheless, it is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. See “Risk Factors — We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company’s revenues, gross profit and total assets for each of the last three fiscal years, see the Company’s consolidated financial statements.
During 2010, Virco derived 5-6% of its revenues from customers located outside of the United States (primarily in Canada and Panama). During the 2009 and 2008, Virco derived approximately 6-7% and 4-5% of its revenues from customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. During 2010, 2009 and 2008, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2011, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

		Age at	Has Held
		January 31,	Office
Name	Office	2011	Since

R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	78	1990
D. A. Virtue (2)	Executive Vice President	52	1992
S. Bell (3)	Vice President — General Manager, Conway Division	54	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	54	1995
P. Quinones (5)	Vice President — Logistics, Marketing Services and Information Technology	47	2004
D. R. Smith (6)	Vice President — Corporate Marking and Corporate Stewardship	62	1995
L. L. Swafford (7)	Vice President — Legal Affairs and Corporate Counsel	46	1998
N. Wilson (8)	Vice President — General Manager, Torrance Division	63	2004
L. O. Wonder (9)	Vice President — Sales	59	1995
B. Yau (10)	Vice President — Corporate Controller, Assistant Secretary and Assistant Treasurer.	52	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 54 years and has served as the President since 1982 and Chief Executive Officer since 1988.

(2)	Appointed in 1992; has been employed by the Company for 25 years and has served in Production Control, as

Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 22 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 20 years and has served as the Corporate Controller, and currently as Vice President of Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 19 years in a variety customer and marketing service positions, and currently as Vice President of Logistics, Marketing Services and Information Technology.

(6)	Appointed in 1995; has been employed by the Company for 26 years in a variety of sales and marketing positions, and currently as Vice President of Corporate Marketing and Corporate Stewardship.

(7)	Appointed in 1998; has been employed by the Company for 15 years and has served as Associate Corporate Counsel, and currently as Vice President of Legal Affairs and Corporate Counsel.

(8)	Appointed in 2004; has been employed by the Company for 44 years in a variety of manufacturing, warehousing, and transportation positions, and currently as Vice President — General Manager, Torrance Division.

(9)	Appointed in 1995; has been employed by the Company for 33 years in a variety of sales and marketing positions, and currently as Vice President of Sales.

(10)	Appointed in 2004; has been employed by the Company for 14 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.
None of the Company’s officers have employment contracts.
Available Information
Virco files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC’s Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.
The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers like Virco who file electronically with the SEC. The address of that site is www.sec.gov.
In addition, Virco makes available to its stockholders, free of charge through its Internet website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to, Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is www.virco.com.
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
Our product sales are significantly affected by education funding, which is a function of general economic conditions. If the economy continues to remain weak or further weakens, funding for education may fail to improve or decrease further, which would adversely affect our business and results of operations.
Our sales are significantly impacted by the level of education funding primarily in North America, which, in turn, is a function of the general economic environment. In a weak economy, like the one currently being experienced in the United States, state and local revenues decline, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture. Sustained depressions in the per-student funding levels provided for in-state and local budgets could have a materially adverse impact on our business, financial condition and results of operations.

As part of the American Recovery and Reinvestment Act (ARRA), the Federal Government provided $44 billion to be distributed through the Department of Education by April 30, 2009. Significant portions of this money were used to avoid reductions-in-force at educational institutions. It is anticipated that the amount of Federal assistance will decrease in 2011. This decrease and any continued depressions in state and local revenues and gaps in state budgets may require substantial additional reductions in school budgets, which in turn could lead to further declines in demand for school furniture, fixtures and equipment, which would materially adversely affect our revenue and results of operations.
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
Gaps in state budgets may adversely affect our revenue and results of operations.
Virtually all states are required to balance their operating budgets either on an annual or bi-annual basis. Unlike the federal government, states cannot maintain services during an economic downturn by running a deficit. Without federal economic assistance, states that have not recovered from the recent recession will need to address remaining shortfalls with a combination of spending cuts and/or tax increases. If states cut spending for education to address such budgetary shortfalls, our revenue and results of operations will be adversely affected. According to the Center on Budget and Policy Priorities, at least 34 states made cuts or have proposed cuts to K-12 and early education funding in their 2011 budgets, which is likely to negatively impact our performance in 2011
Reduced levels of spending on education may significantly impact spending on furniture and increase price competition in the furniture market. If price competition increases, we may need to reduce our prices to build or maintain our market share, which in turn could lower our profit margins.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. When state and local funding for education declines, schools typically reduce spending on all budget line items prior to reducing teacher and administrator salaries and benefits. This in turn can result in reduced demand for school furniture, which in turn can intensify price competition in our industry. This price competition could impact our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices. In addition, when market conditions warrant, we may need to reduce prices to build or maintain our market share. If we are unable to increase or maintain prices for our products, our profit margins could decline. Such decline will be compounded to the extent we are unable to maintain or reduce the cost of our products, which may be especially difficult in the current environment given the volatility of the commodities markets.
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
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in

2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase.
We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2010, 2009 and 2008. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company’s suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
Increases in basic commodity, raw material and component costs could adversely affect our profitability.
Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers’ demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in recent years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and, we are unable to pass along a portion of the higher costs to our customers.
We are affected by the cost of energy, and increases in energy prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of energy relative to our transportation costs, the costs of petroleum-based materials (like plastics), and the costs of operating our manufacturing facilities. Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs continue to increase, and/or the price of petroleum-based products and cost of operating our manufacturing facilities increase, these increases could have a negative impact on our gross margins and profitability.
Approximately 40% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list — which allows schools and school districts to purchase furniture without bidding — accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 43% of Virco’s sales in 2010 were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.
Our credit facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for quarterly financial covenants, which currently include a maximum leverage ratio and a minimum net income requirement. As a result of the foregoing, our operation and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.
A breach of any of the covenants, or certain other provisions, in our credit facility could result in a default, which, if not cured or waived, may permit acceleration of the indebtedness under our credit facility. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern.
We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. On an annual basis, we prepare a forecast of seasonal working capital requirements and renew our credit facility with Wells Fargo Bank, our primary lender for more than 20 years. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to renew our credit facility on favorable terms or at all. If we are unable to renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.
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
Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state, and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. If new environmental laws and regulations are introduced and enforced domestically, but not implemented or enforced internationally, we will operate at a competitive disadvantage compared to competitors who source product primarily from international sources. In addition, in the past we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
In addition to environmental laws and regulations affecting our manufacturing activities, the Company is subject to laws and regulations related to consumer product regulation. The Company sells products that are subject to the Consumer Product Safety Improvement Act of 2008 and the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. The Company has controls in place to insure that its products meet all consumer product regulations, and a significant number of Virco products have been certified according to the GREENGUARD® Environmental Institute’s stringent indoor air quality standard for children and schools.
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
Holders of approximately 40% of the shares of our stock have entered into an agreement restricting the sale of the stock.
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
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 4, 2011, there were approximately 296 registered stockholders according to transfer agent records. There were approximately 1,046 beneficial stockholders.
Dividend Policy
It is the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. During the fourth quarter of 2007 the Company initiated a quarterly dividend of $0.025 per share. In each of 2008, 2009, and 2010 the Company paid a quarterly dividend of $0.025 per share. Actual payment of cash dividends must be approved by the Board of Directors each quarter. Due to the timing of regularly scheduled Board of Directors meetings, declaration dates may fall in the quarter prior to the payment date, as was the case in the 2nd and 4th quarter of 2008, 2009 and 2010. The current line of credit with Wells Fargo restricts the amount of cash that can be used for stock repurchases and paying cash dividends to a maximum of $1.75 million per year.
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2010	2009	2010		2009
			High	Low	High	Low
1st Quarter	$0.05	$0.05	$4.10	$3.07	$3.81	$1.65
2nd Quarter	—	—	3.85	2.34	3.57	2.78
3rd Quarter	0.05	0.05	3.20	2.60	3.20	2.74
4th Quarter	—	—	3.07	2.41	3.99	2.73

Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2006, in the Company’s common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX,
AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2006	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011
Virco Mfg. Corporation	$100.00	$135.39	$96.68	$32.74	$56.56	$50.46
NASDAQ Market Index	$100.00	$107.27	$104.74	$65.27	$95.88	$121.70
Morningstar Business Equipment	$100.00	$126.27	$101.49	$60.68	$84.53	$115.96
The current composition of Morningstar Business Equipment is as follows: Access to Money, Inc., Acco Brands Corporation, Acme United Corporation, Advanced Growing Systems, Inc.American Locker Group, Inc.aVinci Media, CorporatonBanneker, Inc., BioAuthorize Holdings, IncorporatedCanon, Inc., Canon, Inc., ADRChampion Industries, China Stationery and Office Supply, Inc., Coinstar, Inc., Comtrex Systems Corporation, CSI Computer Specialists, Diebold Incorporated, Energy Focus, Inc., Ennis, Inc., Ergobilt INC., Global Payment Technologies, Inc., Gunther International, Ltd., Herman Miller, Inc., HNI Corporation, Hotelworks.com, Inc., Hypercom Corporation, Inscape Corporation, BKeyware Technologies, Kimball International Inc. A Share, Kimball International Inc. B Share, Knoll, Inc., Kranem Corp, Kranem Corp Common Stock, LSI Industries, Inc., Marmion Industries Corporation, New Medium Enterprise, NFinanSe, Inc., Oce NV ADR, Open Plan Systems, Inc., PAR Technology Corp., Pitney Bowes Inc., Reconditioned Systems, Inc., Ricoh, Ltd. , ADRSerefex Corporation, Smith Corona Corporation, Standard Register Company, Steelcase, Inc., Sunovia Energy Technologies, Inc., TechLite, Inc., VeriFone Systems, Inc., Virco Mfg, Corporation, Web Press Corporation, Xcellink International Incorporated, and Xerox Corporation.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five Year Summary of Selected Financial Data

		As Adjusted	As Adjusted
In thousands, except per share data	2010	2009	2008	2007	2006

Summary of Operations

Net sales	$180,995	$190,513	$212,003	$229,565	$223,107
Net (loss) income (3)	$(17,594)	$(725)	$2,479	$22,219	$7,545

Net (loss) income per share data (a) (3)
Basic	$(1.25)	$(0.05)	$0.17	$1.54	$0.56
Assuming dilution	(1.25)	(0.05)	0.17	1.53	0.55

Cash dividends declared per share	$0.10	$0.10	$0.10	$0.03	$—

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

		As Adjusted	As Adjusted	As Adjusted
In thousands, except per share data	2010	2009	2008	2007	2006

Total assets (3)	$100,588	$122,432	$123,432	$131,273	$116,277
Working capital (3)	$29,498	$38,386	$36,525	$36,902	$22,994
Current ratio (3)	2.5/1	2.7/1	2.4/1	2.1/1	1.6/1
Total long-term obligations	$30,169	$30,236	$25,104	$21,129	$30,101
Stockholders’ equity (3)	$50,402	$69,270	$71,520	$76,236	$48,878
Shares outstanding at year-end	14,205	14,163	14,239	14,429	14,380
Stockholders’ equity per share (3)	$3.55	$4.89	$5.02	$5.28	$3.40
Financial Highlights

		As Adjusted	As Adjusted	As Adjusted
In thousands, except per share data	2010	2009	2008	2007	2006

Summary of Operations

Net sales	$180,995	$190,513	$212,003	$229,565	$223,107

Net (loss) income (3)	$(17,594)	$(725)	$2,479	$22,219	$7,545

Net (loss) income per share (1) (3)	$(1.25)	$(0.05)	$0.17	$1.54	$0.55
Stockholder’s equity (3)	50,402	69,270	71,520	76,236	48,878
Stockholder’s equity per share (2) (3)	3.55	4.89	5.02	5.28	3.40

In thousands, except per share data	2005	2004	2003	2002	2001
Summary of Operations

Net sales	$214,450	$199,854	$191,852	$244,355	$257,462

Net (loss) income (4)	$(9,574)	$(13,995)	$(23,607)	$282	$246

Net (loss) income per share (1) (4)	$(0.73)	$(1.07)	$(1.80)	$0.02	$0.02
Stockholder’s equity (4)	39,100	49,265	62,352	82,774	90,223
Stockholder’s equity per share (2)(4)	2.98	3.76	4.76	6.31	6.71

(1)	Based on average number of shares outstanding each year after giving retroactive effect to stock dividends and stock split.

(2)	Based on number of shares outstanding at year-end giving effect to stock dividends and stock split.

(3)	The historical financial data has been modified for the opening balance sheet for 2007 and for the results of operations and ending balance sheets for 2008, 2009, and 2010 to reflect our fourth quarter 2010 change in accounting principle for our method of accounting for certain of our inventory, which is discussed in further detail in Note 2 of our consolidated financial statements included in this report.

(4)	For 2003, an adjustment of $1.6 million of income tax expense was made to reflect tax effect of minimum pension liability.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, and manufacturing processes; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are outside of the Company’s control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company’s ability to predict, general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition and other factors included in the “Risk Factors” section of this report.
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
Virco’s product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2010, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last decade and is likely to continue to be for at least the near future. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust, and more recently in 2008, 2009, and 2010 as a result of the recession and severe budget deficits incurred by state and local governments.
In addition, the furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from China. In the years 2004, 2005, and 2008 commodity prices for some of the Company’s primary raw materials, particularly steel and plastic, were extremely volatile, and due to recent volatility in the commodities’ markets, similar volatility for the Company’s raw materials is likely to continue for the near term. Because a majority of the Company’s sales are generated under annual contracts (or contracts that have longer terms) in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company’s raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, and 2008. The Company typically benefits from any decreases in raw material costs under the contracts described above as well.
The years 2008, 2009, and 2010 were particularly challenging for the Company and the educational furniture industry in general and conditions are likely to remain challenging for the near term. The budgetary pressures placed on school budgets in these years as a result of the recession were more severe than any period in recent history. These budgetary pressures directly impacted the demand for the Company’s products, as the demand for educational furniture largely depends upon: (1) available funding in a school’s general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools. Funding from bond financing reflected declines in 2008, 2009, and 2010, and school operating budgets experienced significant strain during the same period. In response to these budgetary pressures, as is traditionally the case, schools opted to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduced the demand for, and sales of, the Company’s products.
The Company was well-positioned to weather these challenges, however, as it had maintained its reduced cost structure from prior restructurings, including a reduced workforce, wage and hiring freezes and workforce flexibility, and reacted early to the deteriorating conditions, reducing headcount through attrition, reducing production hours, and controlling inventory.
Cost reduction has been a focus of management since 2001 and the Company has achieved significant success in this arena. For example, headcount of permanent employees as of January 31, 2011, was approximately 1,050 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2010 declined by more than 40% compared to 2000. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support an ambitious product development program.
In addition, in 2008, 2009 and 2010, Virco continued to invest in new products, which positively impacted sales. For example, in 2008, the Company launched the TEXT® and Lunada® table series and in 2009 the Company introduced Flip-Top Technology tables for computer classrooms. The Company also utilized its new flat metal forming capabilities to introduce an array of desks, returns and bookcases. Most recently, in 2010, the Company introduced, Parameter®, an invigorating collection of desks, returns and credenzas, and plans to further expand the use of our flat metal forming capabilities to produce lateral files, vertical files and mobile pedestals.
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

The Company anticipates that demand for furniture in the education markets may continue to decline in 2011. Although general economic conditions have improved, an anticipated reduction in federal stimulus to the states, combined with significant state and local budget deficits may adversely affect funding for education. The Company expects that completion of bond-funded school and college construction projects will be lower in 2011 than in each of 2008, 2009, and 2010. Completions of K-12 projects are anticipated to decline by approximately 8-9% and completion of college projects may increase by 4-5%. Because anticipated completions of K-12 projects are proportionally larger than college completions, and because the Company sells a much larger portion of its annual sales to the K-12 market, the market for bond-funded construction projects in which the Company competes may be smaller in 2011.
Management also anticipates reduced demand for replacement furniture due to the significant financial pressures being placed on school operating budgets. The impact of the American Recovery and Reinvestment Act of 2009 (“ARRA”) on furniture sales has been difficult to quantify, as many of the funds have been used to reduce layoffs of teachers and administrators. It is anticipated that the availability of federal stimulus will decrease in 2011, putting additional pressure on the operating budgets of the nation’s school districts. In addition, according to the Center on Budget and Policy Priorities, at least 34 states made cuts or have proposed cuts to K-12 and early education funding in their 2011 budgets. Such cuts are likely to negatively impact the Company’s performance in 2011 and for the near term.
The Company plans to maintain its core work force at current levels for the near future, supplemented with temporary labor as considered necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.
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
During 2011 the Company also anticipates continued uncertainty and volatility in commodity costs, particularly in the areas of certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in 2011 as experienced in 2008, though it could be more volatile than in 2010 or 2009.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company’s reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory including and related obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers’ compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this annual report on Form 10-K. Virco’s critical accounting policies are as follows:
Revenue Recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. The Company reports sales as net of sales returns and allowances and sales taxes imposed by various government authorities.
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company’s allowance for doubtful accounts has ranged from approximately 0.7% to 1.9% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, giving Virco’s receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco’s credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company’s sales to government entities as a percentage of total revenues.
Inventory Valuation: Inventory is valued at the lower of cost or market (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Allowances for slow moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
On January 31, 2011, the Company elected to change its costing method for the material component of raw materials, work in process, and finished goods inventory to the lower of cost or market using the first-in first-out (“FIFO”) method, from the lower of cost or market using the last-in first out (“LIFO”) method. The labor and overhead components of inventory have historically been valued on a FIFO basis. The Company believes that the FIFO method for the material component of inventory is preferable as it conforms the inventory costing methods for all components of inventory into a single costing method and better reflects current acquisition costs of those inventories on our consolidated balance sheets. Additionally, presentation of inventory at FIFO aligns the financial reporting with the Company’s borrowing base under its line of credit (see Note 3 for further discussion of the line of credit). Further, this change will promote greater comparability with companies that have adopted International Financial Reporting Standards, which does not recognize LIFO as an acceptable accounting method. In accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new accounting method retrospectively. In addition, as an indirect effect of the change in our inventory costing method from LIFO to FIFO, the Company recorded additional inventory lower of cost or market expenses and changes in deferred tax assets and income tax expense. The retroactive effect of the change in our inventory costing method, including the indirect effect of such change, increased the February 1, 2008, opening retained earnings balance by $4.1 million, and increased our inventory and retained earnings balances by $8.5 million and $5.4 million as of January 31, 2009, by $6.9 million and $4.3 million as of January 31, 2010, and by $7.6 million and $4.7 million as of January 31, 2011, respectively. In addition the change in our inventory costing method, including the indirect effect of such change, increased (decreased) net income by $1.3, $(1.0) and $0.4 million for the years ending January 31, 2009, 2010 and 2011, respectively.
Self-Insured Retention: For 2008, 2009, and 2010 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers’ compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a discount rate ranging from 5.5% - 6.75% for 2010, 2009, and 2008. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2011 will be comparable to the retention levels for 2010.

Warranty Reserve: The Company provides a warranty against all substantial defects in material and workmanship. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense.
Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”), the Virco Important Performers Plan (the “VIP Plan”) and the Non-Employee Directors Retirement Plan (the “Directors Plan”), which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.5% and the VIP Plan at a 6.00% discount rate in 2010, discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.75% and the VIP Plan at a 6.00% discount rate in 2009, and a 6.75% discount rate for all plans in 2008. Because the Company froze benefit accruals for all three plans in 2003, the assumed rate of increase in Compensation has no effect on the accounting for the plans. The Company estimated a 6.5% return on plan assets for the Employee Plan for all three years. The VIP Plan and Directors Plan are unfunded and have no plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. In 2008, the Company incurred significant losses on investments held in trust to fund the Employee Plan. These investment losses will cause future pension costs to increase, and will require future cash contributions to adequately fund the Employee Plan. Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 would have decreased by $145,000. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the year ended January 31, 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets totaling $14,548,000 and $490,000 at January 31, 2011 and 2010, respectively. At January 31, 2011, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2032. Federal net operating losses that can potentially be carried forward totaled approximately $11,129,000 at January 31, 2011. State net operating losses that can potentially be carried forward totaled approximately $32,104,000 at January 31, 2011.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) now codified as part of FASB ASC Topic 740. ASC Topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under EITF 06-4, now codified under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of ASC Topic 740 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of ASC Topic 740.
Results of Operations (2010 vs. 2009)
Financial Results and Cash Flow
As described above, on January 31, 2011, the Company elected to change its costing method for the material component of raw materials. The effect of this accounting change for the fiscal year ended January 31, 2011 was to decrease cost of sales by, and increase gross margin by, $640,000. Net loss decreased by $354,000. There was no effect on net cash flow from operations. The effect of this accounting change for the fiscal year ended January 31, 2010 was to increase cost of sales by, and decrease gross margin by, $1,615,000. Net income decreased by $1,025,000. There was no effect on net cash flow from operations. In addition, during the fourth quarter ended January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and an additional valuation allowance of $14.0 million was recorded against the net deferred tax assets. After adjusting the results for the change in accounting, for the fiscal year ended January 31, 2011 and 2010, the Company incurred a pre-tax loss of $8,587,000 on net sales of $180,995,000 compared to pre-tax loss of $1,451,000 on net sales of $190,513,000 in the same period last year. Net loss per share was $1.25 for the fiscal year ended January 31, 2011, compared to net loss per share of $0.05 in the prior year. Cash flow provided by operations was $5,452,000 for the fiscal year ended January 31, 2011, compared to cash flow used by operations of $2,795,000 in the prior year.
Sales
Virco’s sales decreased by 5.0% in 2010 to $180,995,000 compared to $190,513,000 in 2009. The decrease in sales was caused by unfavorable economic conditions that had and adverse impact on budgets for school spending. The market for school furniture, fixtures, and equipment declined, which intensified price competition for available business. Approximately 60% of the reduction was attributable to a reduction in volume with the balance attributable to reductions in price. Sales of Virco’s new products, including Parameter®, Zuma®, Sage™, Metaphor®, and Text® increased in 2010 compared to 2009, but were offset by reductions in other product lines.
For 2011 the Company anticipates that the persistence of weak economic conditions may continue to cause the amount of school furniture sold to decline compared to 2010. Any such decline will place continued pressure on selling prices. The Company will continue to emphasize the value, design and color selections of its products, the value of its distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period. In order to increase or maintain market share during 2011, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Cost of Sales
Cost of sales was 71.6% of sales in 2010 and 67.9% of sales in 2009. This increase was due to a combination of a reduction in price, as described above, combined with an increase in certain costs.
As a percentage of sales, raw material costs increased by 1.5% compared to the prior year. Steel prices increased moderately during 2010, but other commodity costs were relatively stable. Manufacturing overhead increased by approximately 1.6% of sales. The increase was attributable to a decrease in factory utilization. Production hours decreased by nearly 15% for 2010 compared to the prior year. The reduction in production levels was attributable to a reduction in unit volume, and a decision by the Company to reduce inventory levels.
The Company is beginning 2011 with approximately $8.2 million less inventory than in 2010. In the fourth quarter of 2009, the Company manufactured more standard ATS components in order to reduce summer overtime and temporary labor costs during the summer of 2010. When the Company experienced reductions in order volumes in the second and third quarters, production levels were reduced to control inventory levels. Production levels remained low throughout the fourth quarter, resulting is a substantial reduction in inventory levels compared to the prior year. Due to the reduced quantity of inventory at January 31, 2011, production levels and related factory overhead absorption, which vary depending upon selling volumes, are anticipated to be higher in 2011 than 2010.
During 2011 the Company anticipates continued uncertainty and volatility in commodity costs, particularly in the areas of certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in 2011 as experienced in 2008, but that it could be more volatile than in 2010 or 2009. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for the fiscal year ended January 31, 2011, decreased by approximately $2.6 million, or 4.2% from the prior year, and were 32.5% of sales as compared to 32.3% in the prior year. Freight and installation costs increased in both dollars and as a percentage of sales due to an increase in the percentage of business requiring delivery and installation. Variable selling costs declined due to a reduction in volume. G&A spending decreased due to a reduction in retirement plan expense, but was otherwise flat compared to the prior year.
For 2011 the Company has initiated a variety of cost control measures intended to reduce selling general and administrative expenses, including scheduled furlough days during federal holidays when schools are not open, and a reduction in certain fleet expenses.
Interest expense was $50,000 less in 2010 compared to 2009 as a result of lower interest rates.
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
For the fiscal year ended January 31, 2011, the Company incurred an $8.6 million operating loss. When combined with operating results from the prior two years the Company has incurred a cumulative operating loss for the last three years. While the Company has taken measures to return to profitability, the short term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carry forwards will not be realized and has provided a valuation allowance on a portion of the state net operating losses. At January 31, 2011, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2032 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $11,129,000 at January 31, 2011. State net operating losses that can potentially be carried forward totaled approximately $32,104,000 at January 31, 2011.
Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2011 may be low, with income tax being primarily attributable to alternative minimum taxes combined with income and franchise taxes as required by various states.
Results of Operations (2009 vs. 2008)
Financial Results and Cash Flow
As described above, on January 31, 2011, we elected to change our costing method for the material component of raw materials. The following discussion has been modified to account for this change. In particular, all prior periods presented have been retrospectively adjusted to reflect the period-specific effects of applying the new accounting principle. The effect of this accounting change for the fiscal year ended January 31, 2010, was to increase cost of sales by, and decrease gross margin by, $1,615,000. Net income decreased by $1,025,000. There was no effect on net cash flow from operations. The effect of this accounting change for the fiscal year ended January 31, 2009, was to decrease cost of sales by, and increase gross margin by, $2,088,000. Net income increased by $1,269,000. There was no effect on net cash flow from operations. After adjusting the results for the change in accounting, for the fiscal year ended January 31, 2010, the Company incurred a net loss of $725,000 on net sales of $190,513,000 compared to net income of $2,479,000 on net sales of $212,003,000 in the prior year. The prior year results benefitted from a $1,131,000 gain from sale of real estate offset by an impairment charge of $2,284,000 for goodwill and other intangible assets. Results for the year ended January 31, 2010, were not affected by similar events. Net loss per share was $0.05 for the fiscal year ended January 31, 2010, compared to net income per share of $0.17 in the year ended January 31, 2009.
Sales
Virco’s sales decreased by 10.1% in 2009 to $190,513,000 compared to $212,003,000 in 2008. This decrease in sales was attributable to a decline in unit volume which was driven by unfavorable economic conditions experienced during 2009, offset by price increases of approximately 1%. Prices only modestly increased in 2009 as commodity prices were relatively stable, and competitive conditions as a result of the weak economy made it difficult to increase prices. Sales of Virco’s new products, including Sage™, Metaphor® , Telos® , and TEXT® increased in 2009 compared to 2008, but were offset by reductions in other product lines.
Cost of Sales
Cost of sales was 67.9% of sales in 2009 and 66.7% of sales in 2008. As a percentage of sales, raw material increased by approximately 0.7% of sales in 2009. Steel prices escalated rapidly during 2008, and while more stable in 2009, remained at a higher level than the average price for 2008. Certain plastic costs increased as well. In 2009, direct labor costs as a percentage of sales were flat compared to 2008. Manufacturing overhead costs increased by approximately 0.5% of sales. Production hours in 2009 were comparable to 2008.
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
Gain on Real Estate
Results for 2008 included a gain on sale of real estate. During the third quarter of 2008, the Company sold a former manufacturing and distribution facility located in Conway, Arkansas. This building was not used in the Company’s furniture operations and had been held as rental property. The Company recorded a gain on sale of $1,131,000 and generated $2,392,000 of net cash proceeds from the transaction. Results for 2009 did not include any gain / loss on disposition of real estate.
Goodwill Impairment
The Company identified a single reporting unit (the Company itself) as no components have been identified beneath it. In the fourth quarter of 2008, our market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test in accordance with ASC Topic 350 “Intangibles — Goodwill and Other”. Based on this assessment, our management concluded that, as of January 31, 2009, the carrying value of our reporting unit ($2,200,000) exceeded its fair value ($0) and thus goodwill was fully impaired. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000. We further note that after recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of January 31, 2009.
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

Inflation and Future Change in Prices
During 2010 the Company incurred increased costs for steel, but most other costs increased only modestly. In 2009, material costs were relatively stable. Inflation rates had a material impact on the Company in 2008, and a modest impact on the Company in 2010 and 2009. During 2008, the Company incurred a dramatic increase in the costs of steel and plastic, particularly in the second quarter. The cost of steel increased by more than 80% between the months of March and July of 2008. The Company raised prices modestly for orders received in the third quarter, but the increase was late in the year, and not adequate to compensate for the increased commodity costs. In addition, the cost of petroleum (which impacts the cost of plastic, resin, inbound freight, and utilities) increased during 2008. For 2011, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated volatility for 2011 is not expected to be as severe as experienced in 2008. There is continued uncertainty with respect to steel and to raw material costs that are affected by the price of oil, especially plastics. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Furthermore, as a result of current adverse economic conditions, there has been a reduction in freight carriers that compete for Virco’s business. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2011, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2011 and 2008. Due to current economic conditions, the Company anticipates significant price competition in 2011, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2011 as experienced in 2008. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2011, as a percentage of sales, could be higher than in 2010. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. Virco has established a long-term (20+ years) relationship with its primary lender, Wells Fargo Bank. On an annual basis, the Company prepares a forecast of seasonal working capital requirements, and renews its revolving line of credit. On January 31, 2011, the Company amended its revolving line of credit with Wells Fargo Bank, entering into a Amendment No. 7 thereto.

Available borrowing under the line ranges from $7.5-$45 million depending upon the period of the seasonal business cycle. The revolving line is currently set to mature on March 1, 2012.
The line of credit is secured by the substantially all of the assets of the Company and its subsidiary, including the Company’s accounts receivable, inventories, equipment and real property. The credit facility with Wells Fargo Bank is subject to various financial covenants and places certain restrictions on incurrence of liens and indebtedness, capital expenditures, dividends and the repurchase of the Company’s common stock. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $7.5 million for a period of 30 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. Approximately $11,116,000 was available for borrowing as of January 31, 2011.
During 2010, 2009 and 2008 the Company maintained the strength of its balance sheet and available liquidity through three primary methods. First, despite a substantial operating loss and valuation allowance against deferred tax assets in 2010, the Company recorded favorable operating cash flow of $5,452,000. This followed operating cash flow of ($2,795,000) in 2009 and $11,160,000 in 2008. Second, our continued disciplines over capital expenditures resulted in depreciation expense in excess of capital expenditures by approximately $2.35 million in 2010 and $0.6 million in 2008. Third, the Company reduced assets employed in the business by selling a building for $2,392,000 in 2008 and controlling levels of inventory and receivables. Management believes cash generated from operations and from the previously described sources will be adequate to meet its capital requirements in the next 12 months.
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $5,000,000 for 2011, which is slightly less than anticipated depreciation expense.
Asset Impairment
As more fully discussed in the results of operations, the Company recorded a $2,200,000 pre-tax, non-cash impairment to goodwill in the fourth quarter of 2008. After the impairment charge, the Company had no goodwill on its Consolidated Balance Sheet at January 31, 2011 or January 31, 2010.
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2011 or January 31, 2010.
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2011, there has been no impairment to the long-lived assets of the Company, other than described above.
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
Contractual Obligations
Payments Due by Period

		Less than 1			More than 5
In thousands	Total	year	1-3 years	3-5 years	years

Long-term debt obligations	$6,531	$12	$6,519	$—	$—
Interest on long-term debt	326	—	326	—	—
Operating lease obligations	25,691	6,351	11,769	6,530	1,041
Purchase obligations	15,434	15,434	—	—	—

	$47,982	$21,797	$18,614	$6,530	$1,041

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $406,000 as of January 31, 2011, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this report.
Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2011, the Company had bonds outstanding valued at approximately $2,772,000. To the best of management’s knowledge, in over 61 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 due the Company’s decision to replace a component on a certain style of chair. These replacements are anticipated to be completed during 2011. The replacement of this component in not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2010. The following is a summary of the Company’s warranty-claim activity during 2010 and 2009.

	January 31,
(In thousands)	2011	2010

Beginning balance	$1,675	$1,950
Provision	1,519	710
Costs incurred	(894)	(985)

Ending balance	$2,300	$1,675

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
The discount rate represents an estimate of the rate of return on a portfolio of high-quality fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore may change from year to year. Virco discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.5% and the VIP Plan at a 6.00% discount rate in 2010, discounted the pension obligations for the Employee Plan and the Directors Plan at a 5.75% and the VIP Plan at a 6.00% discount rate in 2009, and a 6.75% discount rate for all plans in 2008. Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2011 or 2010.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2010, 2009 and 2008 the Company used a 6.5% expected return on plan assets, net of expenses.
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze. In 2003, as a result of the freeze, the projected benefit obligation decreased by approximately $7,500,000.
The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 would have decreased by $145,000. The Company obtains annual actuarial valuations for all three plans.
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
It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $0.7 million to the trust in 2010 and $4.3 million to the trust in 2009. The Company contributed $2.1 million during the 13 month period from January 1, 2008 through January 31, 2009. Contributions during 2011 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $2 million. During 2010, 2009, and 2008, the Company paid approximately $458,000, $476,000, and $485,000 in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $536,000 for 2011. At January 31, 2011, accumulated other comprehensive loss of approximately $13.3 million ($9.7 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2011, a 1% reduction in investment return would have increased expense by approximately $168,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $241,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $4.0 million.
Stockholders’ Equity
Prior to 2003, Virco had established a track record of paying cash dividends to its stockholders for more than 20 consecutive years. As a result of operating losses, the Company discontinued paying dividends in the second quarter of 2003. The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007 and continued to pay the $0.025 quarterly dividend through 2010. The Board of Directors intends to continue payment of a quarterly cash dividend as long as the results of operations and cash flow allow. The Board must approve each quarterly dividend payment. The Company’s current line of credit with Wells Fargo Bank restricts funds used for cash dividends and stock repurchases to a maximum of $1.75 million per year. During 2010, the Company paid cash dividends of $1,418,000 and repurchased $344,000 of stock. During 2009, the Company paid cash dividends of $1,421,000 and repurchased $654,000 of stock. During 2008, the Company paid cash dividends of $1,445,000 and repurchased $950,000 of stock.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend has no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2011, reflects additional paid-in capital of approximately $114 million and deficit retained earnings of approximately $54.5 million. Other than the losses incurred during 2003, 2004, 2005, and 2010 the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
Environmental and Contingent Liabilities
The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. In addition to policies and programs designed to comply with environmental laws and regulations, Virco has enacted programs for recycling and resource recovery that have earned repeated commendations, including the 2001 through 2005 California Waste Reduction Awards Program, designation in 2003 as a Charter Member of the WasteWise Hall of Fame, in 2002 as a WasteWise Partner of the Year, and in 2001 as a WasteWise Program Champion for Large Businesses by the United States Environmental Protection Agency. More recently, Virco was honored in 2007, 2008 and 2009 with a Certificate of Recognition by The Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines. Also in 2009, Virco was recognized as a Waste Reduction Awards Program (WRAP) winner by the California Integrated Waste Management Board (CIWMB), and presented with the SoCAL Environmental Excellence and Development (SEED) Award for Waste Reduction and Recycling by the South Bay Business Environmental Coalition; moreover, in 2010, Virco was recognized as a WRAP winner for the seventh time. Despite these significant accomplishments, environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and expects to continue to spend, significant amounts in the future to comply with environmental laws. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite our significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations could change. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.
In 2010 and 2009, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers’ compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2011, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
During the past 12 years the Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to more aggressively litigate product liability cases. This program has continued through 2010 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers’ compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2010 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2011.
New Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (“VSOE”) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (“ESP”) to allocate the arrangement consideration. The Company adopted this update effective February 1, 2010. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted ASU 2010-06 on February 1, 2010, which only applies to our disclosures on the fair value of financial instruments held by the pension plans. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 4 below.
In April 2010, the FASB issued ASU 2010-12, “Income Taxes” (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit line with Wells Fargo Bank. Accordingly, a 100 basis point upward fluctuation in the lender’s base rate would have caused the Company to incur additional interest charges of approximately $193,000 for the 12 months ended January 31, 2011. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2011 and 2010, the Company had no derivative instruments.
The Company’s business is subject to changes in the price of raw materials used to manufacture its products, such as steel, plastic, wood, aluminum, polyethylene, polypropylene, plywood, particleboard, and cartons, as well as the price of petroleum, which not only affects the cost of plastic, but also the Company’s transportation costs and costs of operating its manufacturing facilities. With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts that allow the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of its business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, and 2008. The Company typically benefits from any decreases in raw material costs under the contracts described above as well.

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
     In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
     Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the valuation of the material component of raw materials, work in process and finished goods inventory from the lower of cost or market using the last-in first-out method to the lower of cost or market using the first-in first-out method on January 31, 2011.

/s/ Ernst & Young LLP

Los Angeles, California
April 15, 2011

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
		As Adjusted
	2011	2010
	(In thousands)
Assets
Current assets
Cash	$1,528	$1,045
Trade accounts receivables (net of allowance for doubtful accounts of $200 in 2010 and 2009)	10,462	14,127
Other receivables	168	141
Income tax receivable	367	259

Inventories
Finished goods, net	9,618	11,140
Work in process, net	13,773	22,228
Raw materials and supplies, net	11,980	10,221

	35,371	43,589

Deferred tax assets, net	—	637
Prepaid expenses and other current assets	1,619	1,514

Total current assets	49,515	61,312

Property, plant and equipment
Land and land improvements	3,108	3,329
Buildings and building improvements	47,797	47,796
Machinery and equipment	118,799	116,425
Leasehold improvements	2,699	2,688

	172,403	170,238

Less accumulated depreciation and amortization	130,342	125,804

Net property, plant and equipment	42,061	44,434

Deferred tax assets, net	2,605	10,428
Other assets	6,407	6,258

Total assets	$100,588	$122,432

See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
		As Adjusted
	2011	2010
	(In thousands, except share data)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$1,154	$2,360
Accounts payable	8,382	11,641
Accrued compensation and employee benefits	3,946	4,396
Current portion of long-term debt	12	12
Deferred tax liabilities	1,398	—
Other accrued liabilities	5,125	4,517

Total current liabilities	20,017	22,926

Non-current liabilities
Accrued self-insurance retention and other	4,901	4,918
Accrued pension expenses	18,027	17,286
Income tax payable	722	1,120
Long-term debt, less current portion	6,519	6,912

Total non-current liabilities	30,169	30,236

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,204,998 shares in 2010 and 14,163,044 shares in 2009	142	142
Additional paid-in capital	114,467	114,152
Accumulated deficit	(54,465)	(35,453)
Accumulated other comprehensive loss	(9,742)	(9,571)

Total stockholders’ equity	50,402	69,270

Total liabilities and stockholders’ equity	$100,588	$122,432

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

		Year ended January 31,
		As Adjusted	As Adjusted
	2011	2010	2009
	(In thousands, except per share data)
Net sales	$180,995	$190,513	$212,003
Costs of goods sold	129,621	129,423	141,314

Gross profit	51,374	61,090	70,689

Selling, general and administrative expenses	58,891	61,494	64,487
Gain on sale of property, plant and equipment and other, net	(7)	(80)	(1,131)
Goodwill and intangible impairment	—	—	2,284
Interest expense, net	1,077	1,127	1,452

(Loss) income before income taxes	(8,587)	(1,451)	3,597
Income tax expense (benefit)	9,007	(726)	1,118

Net (loss) income	$(17,594)	$(725)	$2,479

Dividend declared:
Cash	$0.10	$0.10	$0.10

Net (loss) income per common share (a):
Basic	$(1.25)	$(0.05)	$0.17
Diluted	$(1.25)	$(0.05)	$0.17

Weighted average shares outstanding:
Basic	14,130	14,155	14,390
Diluted	14,130	14,155	14,434

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional		Other	Other
			Paid-in	Accumulated	Comprehensive	Comprehensive
In thousands, except share data	Shares	Amount	Capital	Deficit	Income (Loss)	Loss	Total

Balance at January 31, 2008, as adjusted	14,428,662	$144	$114,318	$(33,136)		$(5,090)	76,236

Net income, as adjusted	—	—	—	2,479	$2,479	—	2,479
Pension adjustments, net of tax effect of $2,275	—	—	—	—	(4,292)	(4,292)	(4,292)

Comprehensive loss	—	—	—	—	(1,813)	—	—

Adoption of ASC 715-60 (formerly EITF 06-4), net of tax effect of $679	—	—	—	(1,151)		—	(1,151)
Adoption of SFAS 158, net of tax effect of $36	—	—	—	(54)		—	(54)
Shares vested	107,039	1	(159)	—		—	(158)
Stock compensation expense	—	—	855	—		—	855
Stock repurchased	(296,707)	(3)	(947)	—			(950)
Cash dividends	—	—	—	(1,445)		—	(1,445)

Balance at January 31, 2009, as adjusted	14,238,994	$142	$114,067	$(33,307)		$(9,382)	$71,520

Net loss, as adjusted	—	—	—	(725)	$(725)	—	(725)
Pension adjustments, net of tax effect of $147	—	—	—	—	(189)	(189)	(189)

Comprehensive loss	—	—	—	—	(914)	—	—
Shares vested	118,845	2	(120)	—		—	(118)
Stock compensation expense	—	—	857	—		—	857
Stock repurchased	(194,795)	(2)	(652)	—		—	(654)
Cash dividends	—	—	—	(1,421)		—	(1,421)

Balance at January 31, 2010, as adjusted	14,163,044	$142	$114,152	$(35,453)		$(9,571)	$69,270

Net loss	—	—	—	(17,594)	$(17,594)	—	(17,594)

Pension adjustments	—	—	—	—	(171)	(171)	(171)

Comprehensive loss	—	—	—	—	(17,765)	—	—
Shares vested	141,838	1	(141)	—		—	(140)
Stock compensation expense	—	—	799	—		—	799
Stock repurchased	(99,884)	(1)	(343)	—		—	(344)
Cash dividends	—	—	—	(1,418)		—	(1,418)

Balance at January 31, 2011	14,204,998	$142	$114,467	$(54,465)		$(9,742)	$50,402

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

		Year Ended January 31,
		As Adjusted	As Adjusted
	2011	2010	2009
		(In thousands)
Operating activities
Net (loss) income	$(17,594)	$(725)	$2,479

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	5,352	5,387	5,673
Provision for doubtful accounts	79	127	7
(Gain) loss on sale of property, plant and equipment	(7)	2	(1,131)
Deferred income taxes	9,859	(916)	461
Goodwill and intangible assets impairment	—	—	2,284
Stock-based compensation	799	857	855

Changes in operating assets and liabilities
Trade accounts receivable	3,586	(61)	1,274
Other receivables	(27)	269	(126)
Inventories	8,218	(2,070)	7,935
Income taxes	(506)	58	193
Prepaid expenses and other current assets	(584)	146	(165)
Accounts payable and accrued liabilities	(3,723)	(5,869)	(8,579)

Net cash provided by (used in) operating activities	5,452	(2,795)	11,160

Investing activities
Capital expenditures	(3,002)	(5,345)	(5,056)
Proceeds from sale of property, plant and equipment	39	27	2,392
Net investment in life insurance	149	36	(50)

Net cash used in investing activities	(2,814)	(5,282)	(2,714)

Financing activities
Proceeds from long-term debt	—	6,877	—
Repayment of long-term debt	(393)	(69)	(3,730)
Purchase of treasury stock	(344)	(652)	(950)
Cash dividend paid	(1,418)	(1,421)	(1,445)

Net cash (used in) provided by financing activities	(2,155)	4,735	(6,125)

Net increase (decrease) in cash	483	(3,342)	2,321
Cash at beginning of year	1,045	4,387	2,066

Cash at end of year	$1,528	$1,045	$4,387

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,077	$1,127	$1,452
Income tax, net	68	176	464
Non-cash activities
(Decrease) Increase in accrued asset retirement obligations	$—	$(200)	$113
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Financial Statements
January 31, 2011
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
Fiscal Year End
Fiscal years 2010, 2009 and 2008, refer to the fiscal years ended January 31, 2011, 2010 and 2009, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2011. Foreign sales were approximately 6%, 7% and 5% of the Company’s sales for fiscal years 2010, 2009 and 2008, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2011 or 2010. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.
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
Inventories
On January 31, 2011, the Company elected to change its costing method for the material component of raw materials, work in process, and finished goods inventory to the lower of cost or market using the first-in first-out (“FIFO”) method, from the lower of cost or market using the Last-in First-out (“LIFO”) method. The labor and overhead components of inventory have historically been valued on a FIFO basis. The Company believes that the FIFO costing method for the material component of inventory is preferable as it conforms the inventory costing methods for all components of inventory into a single costing method and better reflects current acquisition costs of those inventories on our consolidated balance sheets. Additionally, presentation of inventory at FIFO aligns the financial reporting with the Company’s borrowing base under our line of credit (see Note 3 for further discussion of the line of credit). Further, this change will promote greater comparability with companies that have adopted International Financial Reporting Standards. In accordance with FASB Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new method retrospectively. In addition, as an indirect effect of the change in our inventory costing method from LIFO to FIFO, the Company recorded additional inventory lower of cost or market expenses and changes in deferred tax assets and income tax expense.
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2011, 2010 and 2009. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Depreciation and amortization expense was $5,352,000, $5,387,000 and $5,673,000 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.
The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. At January 31, 2011 and 2010, the Company had no capitalized software.
The Company leased certain computer equipment under a capital lease. The cost and accumulated depreciation are included in property, plant, and equipment. Depreciation expense was $0, $0 and $58,000 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively. The Company did not acquire assets under a capital lease in fiscal 2010, 2009, or 2008. The Company does not have any future capital lease payment obligations as of January 31, 2011.
The Company subleased space at one of its facilities on a month-to-month basis during 2010 and 2009 and two facilities in 2008. Rental income for fiscal 2010, 2009, and 2008 was $40,000, $40,000, and $267,000, respectively. The Company sold one of the facilities that was leased in 2008 in the third quarter of 2008, and as a result the sublease of this facility ceased at such time.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $636,000 and $627,000 at January 31, 2011 and 2010, respectively.

	2010	2009
Balance at beginning of period	$(627,000)	$(818,000)
Decrease in obligation	—	(200,000)
Accretion expense	(9,000)	(9,000)

Balance at end of period	$(636,000)	$(627,000)

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
Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted (loss) income per share:

		As Adjusted	As Adjusted
In thousands, except per share data	2010	2009	2008

Numerator
Net (loss) income	$(17,594)	$(725)	$2,479
Denominator
Weighted-average shares — basic	14,130	14,155	14,390

Common equivalent shares from common stock options and warrants	—	—	44

Weighted-average shares — diluted (1)	14,130	14,155	14,434

Net (loss) income per common share
Basic	$(1.25)	$(0.05)	$0.17
Diluted	(1.25)	(0.05)	0.17

(1)	For the period ended January 31, 2011, approximately 59,000 shares of common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended January 31, 2010, approximately 41,000 common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. Effective June 6, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 268,010 shares of common stock at an exercise price of $6.06. Effective September 30, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 14,364 shares of common stock at an exercise price of $6.53. The warrants expire five years from the date of issue.
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
Impairment of Goodwill
The Company identified a single reporting unit (the Company itself) as no components have been identified beneath it. In the fourth quarter of 2008, the Company’s market capitalization decreased significantly, which decreased the calculated fair value used in the Company’s annual impairment test. Based on this assessment, management concluded that, as of January 31, 2009, the carrying value of the Company’s reporting unit ($2,200,000) exceeded its fair value ($0) and that goodwill was fully impaired. Therefore, the Company recorded a pre-tax, non-cash goodwill impairment charge of $2,200,000. After recording the impairment charge in fiscal 2008, the Company had no goodwill remaining on its Consolidated Balance Sheet as of January 31, 2011 and 2010.
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
Impairment of Intangible Assets
In December 2003, the Company acquired certain assets of Corex Products, Inc., a manufacturer of compression-molded components, for approximately $1 million. These assets have been transferred to the Company’s Conway, Arkansas, location where they have been integrated with the Company’s existing compression-molding operation. In connection with this acquisition, the Company acquired certain patents and other finite lived intangible assets. During the fourth quarter of 2008, the Company determined that it would not utilize one of the patents acquired, and took an $84,000 pre-tax impairment charge. After the impairment charge was recorded during fiscal 2008, the Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2011 and 2010.
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2011 and 2010, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2010, 2009 and 2008.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,118,000 in 2010, $1,726,000 in 2009, and $2,022,000 in 2008. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2011 and 2010, were $298,000 and $277,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $2,300,000 and $1,675,000 as of January 31, 2011 and 2010, respectively.

Self-Insurance
In 2010 and 2009, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 5.50% in 2010 and 6.00% in 2009.
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
Reclassifications
Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation. Reclassifications did not have a material impact to the balance sheet or results of operations.
Revenue Recognition
The Company recognizes all sales when title passes under its various shipping terms, when installation services are performed and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales tax imposed by various government authorities.
Shipping and Installation Fees
Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installations are included in operating expenses. For the fiscal years ended January 31, 2011, 2010 and 2009, shipping and installation costs of approximately $16,884,000, $16,380,000 and $20,783,000, respectively, were included in selling, general and administrative expenses.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) now codified as FASB ASC Topic 740. FASB ASC Topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FASB ASC Topic 740 on February 1, 2007, the beginning of fiscal 2007. There was no material impact as a result of the implementation of FASB ASC Topic 740.
New Accounting Pronouncements
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
In January 2010, the FASB issued ASU, 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted ASU 2010-06 on February 1, 2010, which only applies to our disclosures on the fair value of financial instruments held by the pension plans. The adoption of ASU 2010-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 4 below.
In April 2010, the FASB issued ASU 2010-12, “Income Taxes” (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.
2. Change in Accounting Principle
On January 31, 2011, we elected to change our costing method for the material component of raw materials, work in process, and finished goods inventory to the lower of cost or market using the first-in first-out (“FIFO”) method, from the lower of cost or market using the last-in first out (“LIFO”) method. The labor and overhead components of inventory have historically been valued on a FIFO basis. We believe that the FIFO method for the material component of inventory is preferable as it conforms the inventory costing methods for all components of inventory into a single costing method and better reflects current acquisition costs of those inventories on our consolidated balance sheets. Additionally, presentation of inventory at FIFO aligns the financial reporting with our borrowing base under our line of credit (see Note 3 for further discussion of the line of credit). Further, this change will promote greater comparability with companies that have adopted International Financial Reporting Standards, which does not recognize LIFO as an acceptable accounting method. In accordance with FASB ASC Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new accounting method retrospectively. In addition, as an indirect effect of the change in our inventory costing method from LIFO to FIFO, the Company recorded additional inventory lower of cost or market expenses and changes in deferred tax assets and income tax expense.
The retroactive effect of the change in our inventory costing method, including the indirect effect of such change, increased the February 1, 2008, opening retained earnings balance by $4.1 million, and increased our inventory and retained earnings balances by $8.5 million and $5.4 million as of January 31, 2009, by $6.9 million and $4.3 million as of January 31, 2010, and by $7.6 million and $4.7 million as of January 31, 2011, respectively. In addition the change in our inventory costing method, including the indirect effect of such change, increased (decreased) net income by $1.3, $(1.0) and $0.4 million for the years ending January 31, 2009, 2010 and 2011, respectively.
The following tables provide the balance sheet and statement of operations accounts which were impacted by the change in accounting principle, as previously reported, the effect of the change in accounting principle, including the indirect effect of such change and as adjusted balances for each of quarterly financial statements previously issued during the year ending January 31, 2011:

	As Previously	Impact of Change in
In thousands	Reported	Accounting Principle	As Adjusted

	(in thousands, except per share data)
Condensed consolidated balance sheet as of April 30, 2010 (unaudited):
Inventories	$50,833	$6,919	$57,752
Deferred tax assets	4,534	2,587	7,121
Accumulated deficit	(45,571)	4,332	(41,239)

Condensed consolidated statement of operations for the three-months ended April 30, 2010 (unaudited):
Cost of sales	$18,589	$—	$18,589

Income (loss) before income taxes	$(6,494)	$—	$(6,494)
Provision for income taxes (income tax benefit)	(1,413)	—	(1,413)

Net income (loss)	$(5,081)	$—	$(5,081)

	As Previously	Impact of Change in
In thousands	Reported	Accounting Principle	As Adjusted

	(in thousands, except per share data)
Basic earnings (loss) per share	$(0.36)	$—	$(0.36)
Diluted earnings (loss) per share	(0.36)	—	(0.36)

Condensed consolidated balance sheet as of July 31, 2010 (unaudited):
Inventories	$41,082	$6,919	$48,001
Deferred tax assets	3,150	2,587	5,737
Accumulated deficit	(41,534)	4,332	(37,202)

Condensed consolidated statement of operations for the three-months ended July 31, 2010 (unaudited):
Cost of sales	$49,391	$—	$49,391

Income (loss) before income taxes	$4,978	$—	$4,978
Provision for income taxes (income tax benefit)	941	—	941

Net income (loss)	$4,037	$—	$4,037

Basic earnings (loss) per share	$0.28	$—	$0.28
Diluted earnings (loss) per share	0.28	—	0.28

Condensed consolidated balance sheet as of October 31, 2010 (unaudited):
Inventories	$25,719	$6,919	$32,638
Deferred tax assets	3,775	2,587	6,362
Accumulated deficit	(42,090)	4,332	(37,758)

Condensed consolidated statement of operations for the three-months ended October 31, 2010 (unaudited):
Cost of sales	$43,586	$—	$43,586

Income (loss) before income taxes	$(123)	$—	$(123)
Provision for income taxes (income tax benefit)	(277)	—	(277)

Net income (loss)	$154	$—	$154

Basic earnings (loss) per share	$0.01	$—	$0.01
Diluted earnings (loss) per share	0.01	—	0.01
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2011	2010

Revolving credit line with Wells Fargo Bank	$6,496	$6,877
Other	35	47

Total long-term debt	6,531	6,924
Less current portion	12	12

Non-current portion	$6,519	$6,912

At January 31, 2011, the Company had outstanding borrowings pursuant to its revolving line of credit with Wells Fargo Bank. The revolving line typically provided for advances of up to 80% on eligible accounts receivable and 20% — 60% on eligible inventory, subject to the specific terms of the facility. The advance rates fluctuated depending on the time of year and the types of assets. The interest rate was at prime or LIBOR plus 2.5%. The agreement had an unused commitment fee of 0.375%. Availability under the line was $11,116,000 at January 31, 2011.
The terms of the revolving line of credit are set forth in the Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, between the Company and Wells Fargo Bank, National Association (the “Lender”). On January 29, 2010, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Agreement and amended the related Revolving Line of Credit Note issued in favor of the Lender in connection therewith. Among other items, Amendment No. 3 provided for an extension of the maturity date of the revolving credit facility by one year, the amendment of certain covenants, and the consent to the merger of Virco MGMT Corporation, a subsidiary of the Company, into the Company. On April 28, 2010, the Company further amended the Agreement, entering into Amendment No. 4 thereto (“Amendment No. 4”). Among other items, Amendment No. 4 provided for further amendments to the covenants regarding limitations on dividends and distributions, the minimum fixed charge coverage ratio and the maximum leverage ratio. On July 30, 2010, the Company further amended the Agreement, entering into Amendment No. 5 thereto (“Amendment No. 5”). Among other items, Amendment No. 5 provided for amendments to the covenants regarding minimum net income, the minimum fixed charge coverage ratio, and the maximum leverage ratio as well as to the applicable margin used in setting the interest rate in effect pursuant to the Revolving Line of Credit Note related thereto. On October 29, 2010 and January 31, 2011, the Company further amended the Agreement, entering into Amendment No. 6 thereto (“Amendment No. 6”) and Amendment No. 7 thereto (“Amendment No. 7”), respectively. Among other items, Amendment No. 6 and 7 provided for amendments to the covenants regarding maximum net loss or minimum net income, the maximum Line of Credit amount, the minimum fixed charge coverage ratio, the maximum leverage ratio, and limitations on dividends and distributions.
The revolving credit facility will mature on March 1, 2012, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate or LIBOR plus 2.5%.
The revolving credit facility with Wells Fargo Bank is subject to financial covenants that include a maximum leverage ratio and a minimum net income requirement. The agreement also places certain restrictions on capital expenditures, incurrence of indebtedness and liens, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiary, including the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at January 31, 2011. Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2012	$12
2013	6,519
2014	—
2015	—
2016	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6, and Amendment No. 7 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
4. Retirement Plans
Pension Plans
The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), the Virco Important Performers Retirement Plan (“VIP Plan”), and the Non-Employee Directors Retirement Plan (“Directors Plan”). The Company and its subsidiaries cover all employees under a qualified non-contributory defined benefit retirement plan, the Employee Plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employees Plan. Plan amendments are prepared periodically to optimize the portion of the benefits payable under the Qualified Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,903,000 and $2,839,000 at January 31, 2011 and 2010, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split $ Life Insurance Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust. Benefit accruals under the VIP Plan were frozen effective December 31, 2003.
In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2010, the Directors Plan did not hold any assets. Benefit accruals under the Directors Plan were frozen effective December 31, 2003.
The annual measurement date for all plans for the fiscal years ended January 31, 2011, 2010, and 2009 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.

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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2011 or 2010. The effect of freezing future benefit accruals minimizes the impact of future raises in compensation, but introduced a new assumption related to the plan freeze. During 2008 it was the Company’s intent to resume some form of a retirement benefit when the profitability and the financial condition of the Company allowed, and the actuarial valuations assumed the plans would be frozen for one additional year. During 2009 the Company determined that the freeze would likely become permanent, and the Company recorded a plan curtailment gain of $29,000. If the Company had assumed a permanent freeze, pension expense for 2008 would have decreased by $145,000.
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
At January 31, 2011 and 2010, the amount of the plan assets invested in bond or short-term investment funds was 7% and 15%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at level which is adequate to avoid significant restrictions to the Qualified Plan under the Pension Protection Act of 2006.
During 2008, the Company incurred a large loss on assets held for investment in the qualified pension trust. This loss has adversely impacted the funded status of the Employee Plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase in other comprehensive loss. During 2009 and 2010 the return on assets held for investment exceeded the long term rate of return assumed by the Employee Plan. The loss incurred in 2008 could require the Company to increase cash contributions to the Employee Plan over the next several years, and increased pension expense for 2009 by over $1 million as compared to 2008 pension expense.
Payments from the Employee Plan pension trust to plan participants are estimated to be $1,795,000 during the fiscal year ending January 31, 2012. It is anticipated that the Company will contribute approximately $2 million to the trust in 2011. Actual contributions will depend upon investment return on the plan assets. Payments made under the Employee Plan are made from the trust fund. It is anticipated that the Company will be required to contribute approximately $536,000 to the non-qualified plans during the fiscal year ending January 31, 2011. Payments made under the VIP Plan and Directors Plan are made by the Company.

The following table sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2011, and 2010:

	Employee Plan		VIP Plan		Directors Plan
	01/31/2011	01/31/2010	01/31/2011	01/31/2010	01/31/2011	01/31/2010

Change in Benefit Obligation
Benefit obligation at beg. of year	$25,268	$22,516	$6,076	$5,238	$463	$464
Service cost	—	—	—	—	—	—
Interest cost	1,406	1,467	350	338	25	30
Participant contributions	—	—	—	—	—	—
Amendments	—	(1,395)	—	1,703	—	—
Actuarial losses (gains)	1,880	3,759	561	(727)	(38)	(31)
Benefits paid	(1,474)	(1,079)	(458)	(476)	—	—

Benefit obligation at end of year	$27,080	$25,268	$6,529	$6,076	$450	$463

Change in Plan Assets
Fair value at beg of year	$16,192	$10,213	$—	$—	$—	$—
Actual return on plan assets	2,338	2,691	—	—	—	—
Company contributions	681	4,367	458	476	—	—
Benefits paid	(1,474)	(1,079)	(458)	(476)	—	—

Fair value at end of year	$17,737	$16,192	$—	$—	$—	$—

Funded Status
Unfunded status of the plan	$(9,343)	$(9,076)	$(6,529)	$(6,076)	$(450)	$(463)

Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(412)	(496)	(67)	(63)
Non-current liabilities	(9,343)	(9,076)	(6,117)	(5,580)	(383)	(400)

Accrued benefit cost	$(9,343)	$(9,076)	$(6,529)	$(6,076)	$(450)	$(463)

Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(9,343)	$(9,076)	$(6,529)	$(6,076)	$(450)	$(463)
Accumulated other comp. loss (gain)	12,226	12,609	1,115	554	(84)	(77)

Net amount recognized	$2,883	$3,533	$(5,414)	$(5,522)	$(534)	$(540)

Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$12,226	$12,609	$1,115	$554	$(84)	$(77)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—

	$12,226	$12,609	$1,115	$554	$(84)	$(77)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$589	$1,785	$561	$(727)	$(38)	$(31)
Prior service cost	—	—		—		—
Amortization of (loss) gain	(972)	(922)	—	(98)	31	184
Amortization of prior service cost (credit)	—	(1,741)	—	1,886	—	—
Amortization of initial asset	—	—	—	—	—	—

Total recognized in other	$(383)	$(878)	$561	$1,061	$(7)	$153

Comprehensive Income

Items to be recognized as a component of 2011 periodic pension cost
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	1,050	972	51	—	(38)	(31)

	$1,050	$972	$51	$—	$(38)	$(31)

Supplemental Data
Projected benefit obligation	$27,080	$25,268	$6,529	$6,076	$450	$463
Accumulated benefit obligation	27,080	25,268	6,529	6,076	450	463
Fair value of plan assets	17,737	16,192	—	—	—	—

	Employee Plan		VIP Plan		Directors Plan
	01/31/2011	01/31/2010	01/31/2011	01/31/2010	01/31/2011	01/31/2010
Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,406	1,467	350	338	25	30
Expected return on plan assets	(1,048)	(717)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	(164)	—	135	—	—
Amortization of prior service cost	—	510	—	(318)
Recognized net actuarial loss	972	923	—	98	(31)	(184)

Benefit cost	$1,330	$2,019	$350	$253	$(6)	$(154)

Estimated Future Benefit Payments
FYE 01-31-2012	$1,795		$412		$67
FYE 01-31-2013	1,738		409		62
FYE 01-31-2014	1,634		420		57
FYE 01-31-2015	1,864		401		52
FYE 01-31-2016	1,872		391		47
FYE 01-31-2017 to 2021	8,815		1,739		167

Total	$17,718		$3,772		$452

Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	5.50%	5.75%	6.00%	6.00%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.75%	6.75%	6.00%	6.75%	5.75%	6.75%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Fair Value Measurements of Plan Assets
Employee Plan

	01/31/2011	01/31/2010

Level 1 Measurement
Cash & Cash Equivalents	$245	$215
Common Stock	3,673	3,438

Total Level 1	$3,918	$3,653

Level 2 Measurement
Bond Index Fund	$395	$2,264
Total Return Bond Fund	358	—
US Aggregate Bond Index Fund	436	—
Large Cap Growth Index Fund	3,750	2,085
Large Cap Value Index Fund	2,835	2,858
Russell 2000 Index Fund	3,253	2,373
International Equity Index Fund	2,131	2,421
Managed Investment Fund	661	538

Total Level 2	$13,819	$12,539

Level 3 Measurement
None	N/A	N/A
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2011 and 2010, the plan held 749,020 shares and 710,445 shares of Virco stock, respectively. For the fiscal years ended January 31, 2011, 2010 and 2009, there was no employer match and therefore no compensation cost to the Company.

Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,063,000 and $3,069,000 at January 31, 2011 and 2010, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Options Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust. In the first quarter of fiscal year ending January 31, 2009, the Company implemented ASC 715-60 (previously EITF 06-04) which required the Company record a liability equal to the present value of death benefits promised to participants. In the first quarter of 2008 the Company recorded a liability of $1,820,000. The Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $5,900,000.

	01/31/2011	01/31/2010

Liability beginning of year	$1,997,000	$1,894,000
Accretion expense	104,000	103,000
Present value of death benefits paid	(137,000)	—

Liability end of year	$1,964,000	$1,997,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 56,455 awards during fiscal 2010. As of January 31, 2011, there were approximately 200,160 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at January 31, 2011. Stock options awarded to employees under the 1997 Plan had to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Accounting for the Plans
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	12,100	$8.82	102,869	$10.79	161,433	$11.46
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(90,769)	11.06	(58,564)	12.64

Outstanding at end of year	12,100	8.82	12,100	8.82	102,869	10.79

Exercisable at end of year	12,100	8.82	12,100	8.82	102,869	10.79
The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Information regarding stock options outstanding as of January 31, 2011, is as follows:

Options Outstanding			Options Exercisable
		Remaining
		Contractual
Price	Number of Shares	Life	Number of Shares	Price
$8.82	12,100	0.55	12,100	$8.82
The aggregate intrinsic value of options outstanding and exercisable is $0 as of January 31, 2011 and 2010.
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

				Unrecognized
				Compensation
	Expense for 12 months ended			Cost at
	1/31/2011	1/31/2010	1/31/2009	1/31/2011
2007 Plan

56,455 Grants of Restricted Stock, issued 6/8/2010, vesting over 1 year	$116,000	—	—	$58,000

382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	268,000	$178,000	—	893,000

49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	58,000	116,000	—	—

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	357,000	357,000	$356,000	475,000

35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	—	58,000	117,000	—

12,887 Grants of Restricted Stock, issued 6/19/2007, vesting over 1 year	—	—	29,000	—

1997 Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	—	147,000	353,000	—

Totals for the period	$799,000	$856,000	$855,000	$1,426,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		average fair		average fair		average fair
		value of		value of		value of
	Restricted	restricted	Restricted	restricted	Restricted	restricted
	stock units	stock units	stock units	stock units	stock units	stock units
Outstanding at beginning of year	589,854	$4.38	296,644	$6.59	364,500	$6.82
Granted	56,455	3.10	432,354	3.51	35,644	4.91
Vested	(178,854)	4.47	(139,144)	3.52	(103,500)	4.95
Forfeited	—		—		—

Outstanding at end of year	467,455	4.19	589,854	4.38	296,644	6.59

Weighted-average fair value of restricted stock units granted during the year		$3.10		$3.51		$4.91

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
6. Comprehensive Loss
Comprehensive loss was $17,765,000, $914,000 and $1,813,000 for the years ended January 31, 2011, 2010 and 2009, respectively. Accumulated other comprehensive loss at January 31, 2011 and 2010, is composed of minimum pension liability adjustments.
7. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
		As Adjusted	As Adjusted
	2011	2010	2009

Statutory	$(2,920)	$(493)	$1,223
State taxes (net of federal tax)	(445)	61	117
Change in valuation allowance	13,989	(437)	87
State rate adjustment	(1,365)	(12)	(244)
Other	(252)	155	(65)

	$9,007	$(726)	$1,118

Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	January 31,
		As Adjusted	As Adjusted
	2011	2010	2009

Current
Federal	$(459)	$(17)	$5
State	(393)	207	653

	(852)	190	658
Deferred
Federal	(3,482)	(413)	859
State	(648)	(66)	(484)

	(4,130)	(479)	375
Change in valuation allowance	13,989	(437)	87

	9,859	(916)	462

	$9,007	$(726)	$1,118

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	January 31,
		As Adjusted
	2011	2010

Deferred tax assets
Accrued vacation and sick leave	$1,009	$1,027
Retirement plans	7,110	6,497
Insurance reserves	1,113	978
Warranty	996	694
Net operating loss carryforwards	6,609	3,751
Intangibles	397	427
Other	1,551	1,458

	18,785	14,832

Deferred tax liabilities
Tax in excess of book depreciation	(2,187)	(1,766)
Inventory	(732)	(1,432)
Other	(111)	(79)

	(3,030)	(3,277)

Valuation allowance	(14,548)	(490)

Net deferred tax asset	$1,207	$11,065

Reported as:
Current deferred tax (liabilities) assets	$(1,398)	$637
Long-term deferred tax assets	2,605	10,428

The Company adopted the provisions of FASB ASC 740, “Income Taxes” on February 1, 2007, the beginning of fiscal 2008. There was no material impact as a result of the implementation of FASB ASC 740. The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2009 to January 31, 2011 (in thousands):

	January 31,
	2011	2010

Balance as of February 1,	$636	$642
Increases related to prior year tax positions	—	101
Decreases related to prior year tax positions	(18)	(144)
Increases related to current year tax positions	—	37
Decreases related to settlements with taxing authorities	—	—
Decreases related to lapsing of statue of limitations	(212)	—

Balance as of January 31,	$406	$636

At January 31, 2011, the Company’s unrecognized tax benefits associated with uncertain tax positions were $406,000, of which $268,000 if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $315,000 at January 31, 2011, and $484,000 at January 31, 2010. The Internal Revenue Service (the “IRS’’) has completed the examination of all federal income tax returns through 2008 with no issues pending or unresolved. The years 2009 and 2010 remain open for examination by the IRS. The years 2006 through 2010 remain open for examination by state tax authorities. The Company is not currently under state examination.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2011, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the year ended January 31, 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not_criteria and a valuation allowance was recorded against the majority of the net deferred tax assets totaling $14,548,000 and $490,000 at January 31, 2011 and 2010, respectively. At January 31, 2011, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2032. Federal net operating losses that can potentially be carried forward totaled approximately $11,129,000 at January 31, 2011. State net operating losses that can potentially be carried forward totaled approximately $32,104,000 at January 31, 2011.
8. Commitments
The Company has operating leases on real property and equipment that expire at various dates. The Torrance, CA manufacturing and distribution facility is leased under a 5-year operating lease that expires on February 28, 2015. One of the Conway, AR manufacturing facilities is leased under a 10-year operating lease that expires on March 31, 2018. The Company leases machinery and equipment under a 5-year operating lease arrangement. The Company has the option of buying out the assets at the end of the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal, purchase options and require payment for property taxes and insurance. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2011, are as follows:

Year ending January 31,
2012	$6,351
2013	5,978
2014	5,791
2015	5,384
2016	1,146
Thereafter	1,041

Total minimum lease payments	25,691
Less sublease revenues	(1,194)

$24,257

Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2011	$7,372
2010	8,258
2009	7,953
The Company has issued purchase commitments for raw materials at January 31, 2011, of approximately $15,434,000. There were no commitments in excess of normal operating requirements. All purchase commitments will be settled in the fiscal year ending January 31, 2012.

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
The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), for remediation costs associated with waste disposal sites previously used by it. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. The Company reserves amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2011 and 2010, the Company had reserves of approximately $138,000 and $150,000 for such environmental contingencies. Subsequent to year end, the Company reached an agreement to settle the liability for $138,000.
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,770,000 and $2,614,000 at January 31, 2011 and 2010, respectively, based upon the Company’s estimated payout period of five years using a 5.5% and 6.0% discount rate respectively.
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

Year ending January 31,
2011	$697
2012	575
2013	575
2014	575
2015	575

Total	2,997
Discount to net present value	(227)

$2,770

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
10. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 due the Company’s decision to replace a component on a certain style of chair. These replacements are anticipated to be completed during 2011. The replacement of this component in not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2010. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is in accrued liabilities in the accompanying consolidated balance sheets.
Changes in the Company’s warranty liability were as follows (in thousands):

	January 31,
	2011	2010

Beginning balance	$1,675	$1,950
Provision	1,519	710
Costs incurred	(894)	(984)

Ending balance	$2,300	$1,675

11. Subsequent Events
The Company has evaluated events subsequent to January 31, 2011, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or additional disclosure in the financial statements.
12. Quarterly Results (Unaudited)
Fiscal year ended January 31, 2010 data has been modified to reflect our fourth quarter 2010 change in accounting principle for our method of accounting for inventory, which is discussed in further detail in Note 2 of our consolidated financial statements included in this report. The Company’s quarterly results for the years ended January 31, 2011 and 2010 as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4

Year ended January 31, 2011
Net sales	$24,860	$72,363	$60,779	$22,993
Gross profit	6,271	22,972	17,193	4,938
Net (loss) income	(5,081)	4,037	154	(16,704)

Per common share
Net (loss) income (a)
Basic	$(0.36)	$0.28	$0.01	$(1.18)
Assuming dilution	(0.36)	0.28	0.01	(1.18)

Year ended January 31, 2010, as adjusted
Net sales	$27,049	$74,623	$62,920	$25,921
Gross profit	8,300	25,776	21,045	5,969
Net (loss) income	(2,987)	4,046	2,905	(4,689)

Per common share
Net (loss) income (a)
Basic	$(0.21)	$0.29	$0.21	$(0.33)
Assuming dilution	(0.21)	0.29	0.20	(0.33)

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2011.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2011.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2011.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2011.

PART IV
Item 15. Exhibits, Financial Statement Schedules

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2011, 2010 AND 2009
(In Thousands)

		Col. C	Col. E
	Col. B	Charged to	Deductions from	Col. F
Col. A	Beginning Balance	Expenses	Reserves	Ending Balance

Allowance for doubtful accounts for the period ended:
January 31, 2011	$200	$79	$79	$200
January 31, 2010	$200	$127	$127	$200
January 31, 2009	$200	$7	$7	$200

Inventory valuation reserve for the period ended, as adjusted:
January 31, 2011	$3,500	$250	$—	$3,750
January 31, 2010	$3,150	$350	$—	$3,500
January 31, 2009	$2,400	$750	$—	$3,150

Warranty reserve for the period ended:
January 31, 2011	$1,675	$1,519	$894	$2,300
January 31, 2010	$1,950	$710	$985	$1,675
January 31, 2009	$1,750	$1,184	$984	$1,950

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2011	$2,614	$156	$—	$2,770
January 31, 2010	$2,345	$269	$—	$2,614
January 31, 2009	$3,305	$—	$960	$2,345

Deferred tax valuation allowance for the period ended:
January 31, 2011	$490	$14,058	$—	$14,548
January 31, 2010	$927	$269	$706	$490
January 31, 2009	$841	$86	$—	$927
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

VIRCO MFG. CORPORATION
Date: April 15, 2011	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer), Director	April 15, 2011

/s/ Douglas A. Virtue Douglas A. Virtue	Executive Vice President, Director	April 15, 2011

/s/ Robert E. Dose Robert E. Dose	Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 15, 2011

/s/ Bassey Yau Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 15, 2011

/s/ Donald S. Friesz Donald S. Friesz	Director	April 15, 2011

/s/ Thomas J. Schulte Thomas J. Schulte	Director	April 15, 2011

/s/ Robert K. Montgomery Robert K. Montgomery	Director	April 15, 2011

/s/ Albert J. Moyer Albert J. Moyer	Director	April 15, 2011

/s/ Glen D. Parish Glen D. Parish	Director	April 15, 2011

/s/ Donald A. Patrick Donald A. Patrick	Director	April 15, 2011

/s/ James R. Wilburn James R. Wilburn	Director	April 15, 2011

/s/ William L. Beer William L. Beer	Director	April 15, 2011

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2011

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 1 to the Company’s Form 8-A12B (Commission File No. 001-08777), filed with the Commission on June 18, 2007).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

3.3	First Amendment to Amended and Restated Bylaws of the Company dated February 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-08777), filed with the Commission on October 31, 2007).

3.4	Second Amendment to Amended and Restated Bylaws of the Company dated February 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-08777), filed with the Commission on February 22, 2011).

4.1	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996.

4.2	Amendment dated as of April 30, 2007, by and between the Company and Mellon Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996, as incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2007.

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.7	Amended and Restated Credit Agreement dated as of January 27, 2004, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.8	Amendment No. 2 to Amended and Restated Credit Agreement dated as of January 21, 2006, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2006).

10.9	Subsidiary Guaranty dated as of January 27, 2004, by Virco Mgmt. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

Exhibit
Number	Description
10.10	Subsidiary Guaranty dated as of January 27, 2004, by Virco, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.11	Amended and Restated Security Agreement dated as of January 27, 2004, among the Company, Virco Mgmt. Corporation, Virco, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the Commission on January 30, 2004).

10.12	Revolving Line of Credit Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.13	Term Note dated March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.14	Amendment No. 4 to Amended and Restated Credit Agreement dated as of March 26, 2007, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on April 16, 2007).

10.15	Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.19	Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.20	Second Amended and Restated Credit Agreement, dated as of March 12, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.21	Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.22	Master Reaffirmation Agreement, dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.23	Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.24	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

Exhibit
Number	Description
10.25	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K filed with the Commission on April 16, 2009).

10.26	Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporate by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2009).

10.28	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of April 28, 2010, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 7, 2010).

10.29	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of July 30, 2010, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 10, 2010).

10.30	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 29, 2010, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarter Report on Form 10Q filed with the Commission on December 9, 2010).

10.31*	Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of January 31, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association.

18*	Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.