Form 10-Q
period 2011-04-30
VIRCO MFG CORPORATION
filed 2011-06-09
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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
Common Stock, $.01 par value — 14,204,988 shares as of June 1, 2011.

VIRCO MFG. CORPORATION
Exhibit 10.1 —Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of May 31, 2011, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
Exhibit 10.2 — Separation Agreement and General Release of Claims between Virco Mfg. Corporation and Larry O. Wonder, dated May 24, 2011.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2011	1/31/2011	4/30/2010

	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$768	$1,529	$1,080

Trade accounts receivables, net	10,038	10,462	13,468
Other receivables	51	168	40
Income tax receivable	345	367	273

Inventories
Finished goods, net	13,926	9,617	15,840
Work in process, net	24,796	13,773	27,900
Raw materials and supplies, net	12,778	11,980	14,012

	51,500	35,370	57,752

Deferred tax assets, net	—	—	1,947
Prepaid expenses and other current assets	2,020	1,619	1,942

Total current assets	64,722	49,515	76,502

Property, plant and equipment
Land and land improvements	3,108	3,108	3,329
Buildings and building improvements	47,797	47,797	47,796
Machinery and equipment	119,598	118,799	117,063
Leasehold improvements	2,699	2,699	2,688

	173,202	172,403	170,876

Less accumulated depreciation and amortization	131,637	130,342	127,132

Net property, plant and equipment	41,565	42,061	43,744

Deferred tax assets, net	2,596	2,605	10,546
Other assets	6,407	6,407	6,310

Total assets	$115,290	$100,588	$137,102

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2011	1/31/2011	4/30/2010

	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Checks released but not yet cleared bank	$1,976	$1,154	$4,172
Accounts payable	13,573	8,382	12,966
Accrued compensation and employee benefits	4,256	3,946	4,179
Current portion of long-term debt	11,652	12	14,742
Deferred Tax Liability	1,398	1,398	—
Other accrued liabilities	6,204	5,125	5,638

Total current liabilities	39,059	20,017	41,697

Non-current liabilities
Accrued self-insurance retention and other	5,568	4,924	5,767
Accrued pension expenses	17,942	18,027	17,439
Income tax payable	731	722	1,134
Long-term debt, less current portion	7,500	6,496	7,532

Total non-current liabilities	31,741	30,169	31,872

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,204,998 at 04/30/2011, 14,204,998 shares at 01/31/2011 and 14,121,004 at 04/30/2010	142	142	142
Additional paid-in capital	114,109	114,467	114,201

Accumulated deficit	(60,019)	(54,465)	(41,239)

Accumulated other comprehensive loss	(9,742)	(9,742)	(9,571)

Total stockholders’ equity	44,490	50,402	63,533

Total liabilities and stockholders’ equity	$115,290	$100,588	$137,102

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three months ended
	4/30/2011	4/30/2010

	(In thousands, except share data)
Net sales	$24,256	$24,860
Costs of goods sold	17,478	18,589

Gross profit	6,778	6,271

Selling, general, administrative & other expenses	11,936	12,532
Interest expense	214	233

Loss before income taxes	(5,372)	(6,494)
Income tax expense (benefit)	28	(1,413)

Net loss	$(5,400)	$(5,081)

Net loss per common share Basic and diluted	$(0.38)	$(0.36)

Weighted average shares outstanding Basic and diluted	14,205	14,157

Dividend declared per common share
Cash	$0.05	$0.05
Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three months ended
	4/30/2011	4/30/2010

	(In thousands)
Operating activities
Net loss	$(5,400)	$(5,081)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,299	1,371
Provision for doubtful accounts	15	15
Deferred income taxes	18	(1,413)
Stock based compensation	199	200

Changes in operating assets and liabilities
Trade accounts receivable	409	644
Other receivables	117	101
Inventories	(16,130)	(14,163)
Income taxes	22	(14)
Prepaid expenses and other assets	(401)	(483)
Accounts payable and accrued liabilities	7,609	4,691

Net cash used in operating activities	(12,243)	(14,132)

Investing activities
Capital expenditures	(803)	(679)

Net cash used in investing activities	(803)	(679)

Financing activities
Issuance of debt	12,644	15,353
Repayment of debt	(3)	(3)
Cash dividends paid	(356)	(354)
Repurchase of common stock	—	(150)

Net cash provided by financing activities	12,285	14,846

Net (decrease) increase in cash	(761)	35
Cash at beginning of period	1,529	1,045

Cash at end of period	$768	$1,080

Non cash disclosures:
Cash dividends declared but not paid	$355	$352
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. The balance sheet at January 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
There were no accounting pronouncements applicable to the Company in the first quarter of 2011.
Note 4. Inventories
Inventories consist of raw materials, work in progress, and finished goods of manufactured products. Inventories are stated at lower of cost or market and consist of materials, labor, and overhead. The Company determines the cost of inventory by the first-in, first-out method. The value of inventory includes any related production overhead costs incurred in bringing the inventory to its present location and condition. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation. Management continually monitors production costs, material costs, and inventory levels to determine that the interim inventories are fairly stated. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
At April 30, 2011, the Company had outstanding borrowings pursuant to its revolving line of credit with Wells Fargo Bank of $19,140,000. The revolving line typically provided for advances of up to 80% on eligible accounts receivable and 20% — 55% on eligible inventory, subject to the specific terms of the facility. The advance rates fluctuates depending on the time of year and the types of assets. The revolving credit facility will mature on June 30, 2012, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus 1.25%. The agreement had an unused commitment fee of 0.375% as of April 30, 2011. Availability under the line was $9,528,000 at April 30, 2011.
The terms of the revolving line of credit are set forth in the Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, between the Company and Wells Fargo Bank, National Association (the “Lender”). The Credit Agreement has been amended from time to time to modify covenants or other terms and conditions. Subsequent to the first quarter of 2011, effective May 31, 2011, the Company entered into Amendment No. 8, which extended the maturity date of the loan to June 30, 2012. No other terms were modified in this agreement.

The revolving credit facility with Wells Fargo Bank is subject to financial covenants that include a maximum leverage ratio and a minimum net income requirement. The agreement also places certain restrictions on capital expenditures, incurrence of indebtedness and liens, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiary, including the Company’s accounts receivable, inventories, equipment and real property. The Company was in compliance with its covenants at April 30, 2011.
Management believes that the carrying value of debt approximated fair value at April 30, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement and Amendments are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2011 and January 31, 2011. The effective tax rate of 21.8 percent in the first quarter ended April 30, 2010 was impacted by the forecasted profit levels for the respective years and discrete items associated with non-taxable permanent differences.
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
Note 7. Net Loss per Share

	Three Months Ended
	4/30/2011	4/30/2010
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(5,400)	$(5,081)

Denominators:
Denominator for basic net loss per share weighted-average common shares outstanding	14,205	14,157
Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,205	14,157
Net loss per share — basic and diluted	$(0.38)	$(0.36)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2011 and 2010, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2011 and 2010, was 140,000 and 127,000, respectively.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2007 Stock Incentive Plan (the “2007 Plan”) and the 1997 Stock Incentive Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company did not issue any grants during the quarter ended April 30, 2011. As of April 30, 2011, there were approximately 200,160 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at April 30, 2011. Stock options awarded to employees under the 1997 Plan had to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at April 30, 2011 and 2010:

			Unrecognized
	Expense for 3 months ended		Compensation Cost at
	4/30/2011	4/30/2010	4/30/2011
2007 Plan

56,455 Grants of Restricted Stock, issued 6/8/2010, vesting over 1 year	$43,000	$—	$15,000

382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	67,000	67,000	826,000

49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	—	44,000	—

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	89,000	89,000	386,000

Totals for the period	$199,000	$200,000	$1,227,000

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
Note 9. Comprehensive Loss and Stockholders’ Equity
Comprehensive loss for the three months ended April 30, 2011 and 2010 was the same as net loss reported on the Statements of Operations. Accumulated other comprehensive loss at April 30, 2011 and 2010 and January 31, 2011 is composed of minimum pension liability adjustments.
During the three months ended April 30, 2011, the Company did not repurchase any shares of its common stock. As of April 30, 2011, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.
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

The net periodic pension costs for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months each ended April 30, 2011 and 2010 were as follows (in thousands):

			Three Months Ended April 30,
					Non-Employee Directors
	Employees Retirement Plan		VIP Retirement Plan		Retirement Plan
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	360	352	95	87	6	6
Expected return on plan assets	(289)	(262)	—	—	—	—
Amortization of prior service cost	—	—	13	(—)	—	—
Recognized net actuarial (gain) or loss	262	243	—	—	(10)	(7)

Net periodic pension cost	$333	$333	$108	$87	$(4)	$(1)

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
The following is a summary of the Company’s warranty claim activity for the three months ended April 30, 2011 and 2010 (in thousands):

	April 30,
	2011	2010

Beginning balance	$2,300	$1,675
Provision	82	192
Costs incurred	(232)	(192)

Ending balance	$2,150	$1,675

Note 12. Subsequent Events
We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, except for the amendment to the revolving line of credit in Note 5, no subsequent events occurred that required recognition or disclosure in the financial statements.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended April 30, 2011, the Company incurred a pre-tax loss of $5,372,000 on net sales of $24,256,000 compared to a pre-tax loss of $6,494,000 on net sales of $24,860,000 in the same period last year.
Net sales for the three months ended April 30, 2011 decreased by $604,000, a 2.4% decrease, compared to the same period last year. This decrease was the result of a modest increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 21.7% compared to the prior year. Backlog at April 30, 2011 decreased by approximately 14.7% compared to the prior year.
Gross margin as a percentage of sales increased to 27.9% for the three months ended April 30, 2011 compared to 25.2% in the same period last year. The improvement in gross margin was attributable to a modest increase in selling prices, a 3.5% increase in production hours combined with cost reductions which favorably affected overhead absorption, and a reduction in factory spending.
Selling, general and administrative expenses for the three months ended April 30, 2011, decreased by approximately $596,000 compared to the same period last year, and decreased as a percentage of sales by 1.2%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments in addition to the impact of cost reduction initiatives implemented in the fourth quarter of 2010.
In the first quarter of 2011 the Company did not record an income tax benefit. During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.
During the fourth quarter of 2010, the Company initiated a variety of cost controls which enabled improved operating results in the first quarter despite a modest reduction in revenue. The cost controls initiated in the prior year will not be adequate if order rates continue at the current rate. The Company continues to aggressively pursue all profitable business in our market, and we continue to bring new products to market in an effort to gain market share. In response to the reduction in orders, the Company is evaluating different methods to reduce our cost structure and control spending. The seasonal nature of our business will allow us to control our inventory levels this summer, and we have already taken measures to establish production levels appropriate to this summer’s anticipated business activity.
Liquidity and Capital Resources
Interest expense decreased by approximately $19,000 for the three months ended April 30, 2011, compared to the same period last year. The decrease was primarily due to lower loan balances under the Company’s credit facility with Wells Fargo Bank.
Accounts receivable was lower at April 30, 2011 than at April 30, 2010, due to decreased days sales outstanding. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with $8,200,000 less inventory than in the prior year. For the current fiscal quarter, the Company increased inventory by approximately $16,130,000 compared to January 31, 2011. This increase was slightly more than the $14,163,000 increase in 2010, but because the Company started the year with substantially less inventory, at the end of the first quarter inventory decreased by approximately $6,250,000 compared to April 30, 2010. The increase in inventory during the first quarter of 2011 compared to the January 31, 2011, was financed through the Company’s credit facility with Wells Fargo Bank.
Borrowings under the Company’s revolving line of credit with Wells Fargo Bank at April 30, 2011 decreased by approximately $3,000,000 compared to April 30, 2010, primarily due to decreased levels of inventory and receivables. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2011, which is less than the Company’s anticipated depreciation expense. Capital spending for the three months ended April 30, 2011 was $803,000 compared to $679,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2011, was $12,243,000 compared to $14,132,000 for the same period last year. The decrease in cash used was primarily attributable to a decrease in the pre-tax loss for the quarter and an increase in accounts payable and accrued liabilities offset slightly by an increase in the amount of inventory acquired during the quarter.
The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with Wells Fargo will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $9,528,000 was available for borrowing as of April 30, 2011.
Off Balance Sheet Arrangements
During the three months ended April 30, 2011, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”).

Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2011.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, material availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is party to that certain Second Amended and Restated Credit Agreement (as amended, the “Agreement”), dated as of March 12, 2008, with Wells Fargo Bank, National Association (the “Lender”). The Credit Agreement has been amended from time to time to modify covenants or other terms and conditions. Subsequent to the first quarter of 2011, effective May 31, 2011, the Company entered into Amendment No. 8, which extended the maturity date of the loan to June 30, 2012.
The Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit”) of up to $45,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit includes a letter of credit sub-facility with a sub-limit of up to $2,500,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of the Lender. The Revolving Credit is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-55% of eligible inventory, with exceptions and modifications as provided in the Agreement. The Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.
The Revolving Credit will mature on March 1, 2012, with interest payable monthly at a fluctuating rate equal to the Lender’s prime rate plus 1.25%. The Agreement provides for an unused commitment fee of 0.375%. At April 30, 2011, availability under the Revolving Credit line was $9,528,000.
The Revolving Credit is subject to various financial covenants including a maximum leverage amount and a minimum net income requirement. The Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was in compliance with its covenants at April 30, 2011. Management believes that the carrying value of debt approximated fair value at April 30, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Agreement and amendments are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for the period ended January 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the purchases made by the Company of its Common Stock during the first quarter of 2011:

			Total Number of Shares
			Purchased as Part of a	Maximum Number of $ that
	Total Number of Shares	Average Price Paid Per	Publicly Announced	May Yet Be Expended Under
	Purchased	Share	Program (1)	the Program (1)
February 1, 2011 through February 28, 2011	—	—	591,386	1,053,000

March 1, 2011 through March 31, 2011	—	—	591,386	1,053,000

April 1, 2011 through April 30, 2011	—	—	591,386	1,053,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.
Item 6. Exhibits
Exhibit 10.1 — Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of May 31, 2011, between Virco Mfg. Corporation and Wells Fargo Bank, National Association.
Exhibit 10. 2 — Separation Agreement and General Release of Claims between Virco Mfg. Corporation and Larry O. Wonder, dated May 24, 2011.
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

VIRCO MFG. CORPORATION
Date: June 9, 2011	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance