Form 10-Q
period 2011-07-31
VIRCO MFG CORPORATION
filed 2011-09-14
CIK 751365

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2011
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
Common Stock, $.01 par value — 14,354,046 shares as of September 1, 2011.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2011	1/31/2011	7/31/2010
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$1,521	$1,529	$2,956
Trade accounts receivable, net	34,781	10,462	40,808
Other receivables	33	168	79
Income tax receivable	351	367	339

Inventories:
Finished goods, net	14,510	9,617	19,258
Work in process, net	15,287	13,773	15,230
Raw materials and supplies, net	13,712	11,980	13,513

	43,509	35,370	48,001

Deferred tax assets, net	—	—	637
Prepaid expenses and other current assets	1,829	1,619	1,599

Total current assets	82,024	49,515	94,419

Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,214	1,437	1,658
Buildings and building improvements	47,796	47,797	47,796
Machinery and equipment	119,432	118,799	117,316
Leasehold improvements	2,533	2,699	2,712

	172,646	172,403	171,153
Less accumulated depreciation and amortization	131,825	130,342	128,208

Net property, plant and equipment	40,821	42,061	42,945

Deferred tax assets, net	2,573	2,605	10,916
Other assets	6,408	6,407	6,310

Total assets	$131,826	$100,588	$154,590

See Notes Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2011	1/31/2011	7/31/2010
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Accounts payable	$18,565	$9,536	$20,220
Accrued compensation and employee benefits	4,018	3,946	4,345
Current portion of long-term debt	28,304	12	22,467
Deferred tax liability	1,398	1,398	—
Other accrued liabilities	8,077	5,125	7,978

Total current liabilities	60,362	20,017	55,010

Non-current liabilities:
Accrued self-insurance retention	2,619	1,770	2,538
Accrued pension expenses	17,902	18,027	17,633
Deferred income taxes	740	722	1,149
Long-term debt, less current portion	—	6,496	7,529
Other accrued liabilities	2,941	3,154	3,294

Total non-current liabilities	24,202	30,169	32,143

Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,354,046 shares at 7/31/2011; 14,204,998 shares at 1/31/11; and 14,217,198 shares at 7/31/2010	143	142	142
Additional paid-in capital	114,706	114,467	114,068
Accumulated deficit	(57,845)	(54,465)	(37,202)
Accumulated comprehensive loss	(9,742)	(9,742)	(9,571)

Total stockholders’ equity	47,262	50,402	67,437

Total liabilities and stockholders’ equity	$131,826	$100,588	$154,590

See Notes Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three months ended
	7/31/2011	7/31/2010
	(In thousands, except share data)
Net sales	$62,817	$72,363
Costs of goods sold	42,935	49,391

Gross profit	19,882	22,972

Selling, general and administrative expenses	16,714	17,599
Interest expense	393	395

Income before income taxes	2,775	4,978

Income tax provision	43	941

Net income	$2,732	$4,037

Net income per common share:
Basic	$0.19	$0.28
Diluted	$0.19	$0.28

Weighted average shares outstanding:
Basic	14,274	14,168
Diluted	14,292	14,174

See Notes Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Six months ended
	7/31/2011	7/31/2010
	(In thousands, except per share data)
Net sales	$87,073	$97,223
Costs of goods sold	60,413	67,980

Gross profit	26,660	29,243

Selling, general and administrative expenses	28,650	30,131
Interest expense	607	628

Loss before income taxes	(2,597)	(1,516)

Provision for (benefit from) income taxes	71	(472)

Net loss	$(2,668)	$(1,044)

Dividend declared
Cash	$0.05	$0.05

Net loss per common share (a) :
Basic	$(0.19)	$(0.07)
Diluted	$(0.19)	$(0.07)

Weighted average shares outstanding:
Basic	14,240	14,162
Diluted	14,240	14,162

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six months ended
	7/31/2011	7/31/2010
	(In thousands)
Operating activities

Net loss	$(2,668)	$(1,044)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,583	2,713
Provision for doubtful accounts	30	15
Gain (loss) on sale of property, plant and equipment	—	(2)
Deferred income taxes	49	(459)
Stock based compensation	381	399

Changes in operating assets and liabilities:
Trade accounts receivable	(24,349)	(26,696)
Other receivables	135	62
Inventories	(8,139)	(4,412)
Income taxes	16	(80)
Prepaid expenses and other current assets	(210)	(138)
Accounts payable and accrued liabilities	12,423	10,754

Net cash used in operating activities	(19,749)	(18,888)

Investing activities
Capital expenditures	(1,340)	(1,254)
Proceeds from sale of property, plant and equipment	1	33

Net cash used in investing activities	(1,339)	(1,221)

Financing activities
Proceeds from long-term debt	21,796	23,078
Repayment of long-term debt	(6)	(6)
Purchase of treasury stock	—	(344)
Cash dividend paid	(710)	(708)

Net cash provided by financing activities	21,080	22,020

Net (decrease) increase in cash	(8)	1,911
Cash at beginning of period	1,529	1,045

Cash at end of period	$1,521	$2,956

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. The balance sheet at January 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards
There were no accounting pronouncements applicable to the Company in the second quarter of 2011.
Note 4. Inventories
Inventories primarily consist of raw materials, work in progress, and finished goods of manufactured products. In addition, the Company maintains an inventory of finished goods purchased for resale. Inventories are stated at lower of cost or market and consist of materials, labor, and overhead. The Company determines the cost of inventory by the first-in, first-out method. The value of inventory includes any related production overhead costs incurred in bringing the inventory to its present location and condition. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
At July 31, 2011, the Company had outstanding borrowings pursuant to its revolving line of credit with Wells Fargo Bank, National Association (the “Lender”) of $28,292,000. The revolving line generally provides for advances of up to 80% on eligible accounts receivable and 20% — 55% on eligible inventory, subject to the specific terms of the facility. The advance rates fluctuate depending on the time of year and the types of assets. The revolving credit facility will mature on June 30, 2012, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus 1.25%. The facility had an unused commitment fee of 0.375% as of July 31, 2011. Availability under the line was $16,996,000 at July 31, 2011.
The terms of the revolving line of credit are set forth in the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of March 12, 2008, between the Company and the Lender. The Credit Agreement has been amended from time to time to modify covenants or other terms and conditions. The most recent amendment, Amendment No.8, was entered into effective May 31, 2011. Amendment No. 8 extended the maturity date of the loan to June 30, 2012. No other terms were modified in the Credit Agreement as a result of Amendment No. 8.

The revolving credit facility with the Lender is subject to financial covenants that include a maximum leverage ratio and a minimum net income requirement. The Credit Agreement also places certain restrictions on capital expenditures, incurrence of indebtedness and liens, dividends and the repurchase of the Company’s common stock. The revolving credit facility is secured by substantially all of the assets of the Company and its subsidiary, including the Company’s accounts receivable, inventories, equipment and real property. The Company was not in compliance with the minimum net income covenant requirement and leverage covenant under its revolving credit facility for the period ended July 31, 2011. While the Company is currently in discussions with the Lender to obtain a waiver in order to remedy this noncompliance, there is no guarantee that such a waiver will be provided. If it is not, the Lender, at its option, could declare all amounts owing under the revolving credit facility to be immediately due and payable, and undertake remedies available under the security documents and applicable law in respect of its security interest in substantially all of the assets pledged by the Company under the revolving credit facility. Management believes that the carrying value of debt approximated fair value at July 31, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The description set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement, which, together with each amendment thereto, has been filed with the Securities and Exchange Commission.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2011 and January 31, 2011. The second quarter 2011 effective tax rate of 1.53% was impacted by the full valuation allowance recognized against the federal and combined states deferred tax and discrete items associated with non-taxable permanent differences. The second quarter 2010 effective tax rate of 18.93% was impacted by the forecasted profit levels resulted in a larger rate impact of state taxes and discrete items associated with non-taxable permanent differences.
The Internal Revenue Service (the “IRS’’) has completed the examination of all federal income tax returns through 2008 with no issues pending or unresolved. The years 2009 and 2010 remain open for examination by the IRS. The years 2006 through 2010 remain open for examination by state tax authorities. The Company is not currently under state examination.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of July 31, 2011, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Note 7. Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2011	7/31/2010	7/31/2011	7/31/2010

	(In thousands, except per share data)
Net income (loss)	$2,732	$4,037	$(2,668)	$(1,044)

Average shares outstanding	14,274	14,168	14,240	14,162
Net effect of dilutive stock options
based on the treasury stock method using average market price	18	6	—	—

Totals	14,292	14,174	14,240	14,162

Net income (loss) per share — basic	$0.19	$0.28	$(0.19)	$(0.07)
Net income (loss) per share — diluted	$0.19	$0.28	$(0.19)	$(0.07)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at July 31, 2011 and 2010, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the six months ended July 31, 2011 and 2010, was 22,000 and 10,000, respectively.
Note 8. Stock Based Compensation
Stock Incentive Plans
The Company had three stock option plans at July 31, 2011. The 2011 Stock Incentive Plan (the “2011 Plan”), the 2007 Stock Incentive Plan (the “2007 Plan”), and the 1997 Stock Incentive Plan (the “1997 Plan”). The 2011 Plan was approved at the June 21, 2011 Annual Stockholder Meeting. Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. As of July 31, 2011, no awards have been made under the 2011 Plan. Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are and will be under the 2011 Plan expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company issued 68,960 shares of restricted stock under the 2007 Plan to the non-employee members of the Board of Directors on June 21, 2011. These shares of restricted stock vest over a one year period. As of July 31, 2011, there were approximately 131,200 shares available for future issuance under the 2007 Plan.
The 1997 Plan expired in 2007 and had 12,100 unexercised options outstanding at July 31, 2011. Stock options awarded under the 1997 Plan had to be at exercise prices equal to the fair market value of the Company’s common stock on the date of the grant. These options expired on August 21, 2011. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at July 31, 2011 and 2010:

					Unamortized
					Compensation
	Expense for 3 months ended		Expense for 6 months ended		Cost at
	7/31/2011	7/31/2010	7/31/2011	7/31/2010	7/31/2011

2007 Stock Incentive Plan

Grants of 68,960 Shares of Restricted Stock, issued 6/21/2011, vesting over 1 year	$33,000	—	$33,000	—	$166,000

Grants of 56,455 Shares of Restricted Stock, issued 6/8/2010, vesting over 1 year	15,000	$29,000	58,000	29,000	—

Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	—	14,000	—	58,000	—

Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	58,000	67,000	125,000	134,000	679,000

Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	75,000	89,000	165,000	178,000	263,000

Totals for the period	$181,000	$199,000	$381,000	$399,000	$1,108,000

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
Note 9. Comprehensive Loss and Stockholders’ Equity
Comprehensive loss for the six months ended July 31, 2011 and 2010 was the same as net loss reported on the Statements of Operations. Accumulated other comprehensive loss at July 31, 2011 and 2010 and January 31, 2011 is composed of minimum pension liability adjustments.
During the six months ended July 31, 2011, the Company did not repurchase any shares of its common stock. As of July 31, 2011, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.
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
The net periodic pension costs (income) for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and six months each ended July 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2011	2010	2011	2010	2011	2010

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	360	352	95	87	6	6
Expected return on plan assets	(289)	(262)	—	—	—	—
Amortization of prior service cost	—	—	13	—	—	—
Recognized net actuarial loss or (gain)	262	243	—	—	(10)	(7)

Net periodic pension cost (income)	$333	$333	$108	$87	$(4)	$(1)

	Six Months Ended
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2011	2010	2011	2010	2011	2010

Service cost	$—	$—	$—	$—	$—	$—
Interest cost	720	704	190	174	12	12
Expected return on plan assets	(578)	(524)	—	—	—	—
Amortization of prior service cost	—	—	26	—	—	—
Recognized net actuarial loss or (gain)	524	486	—	—	(20)	(14)

Net periodic pension cost (income)	$666	$666	$216	$174	$(8)	$(2)

Note 11. Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The Company’s products carry a ten-year warranty. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included in accrued liabilities in the accompanying consolidated balance sheets.
The following is a summary of the Company’s warranty claim activity for the three and six months ended July 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2011	7/31/2010	7/31/2011	7/31/2010

		(In thousands)
Beginning accrued warranty balance	$2,150	$1,675	$2,300	$1,675
Provision	276	261	348	453
Costs incurred	(626)	(261)	(848)	(453)

Ending accrued warranty balance	$1,800	$1,675	$1,800	$1,675

Note 12. Subsequent Events
We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, except for the disclosure set forth below, no subsequent events occurred that required recognition or disclosure in the financial statements.
On September 1, 2011, the Company initiated a voluntary early retirement / severance program and scheduled additional furlough weeks to occur during the non-peak season. The Company will be taking further actions to reduce costs by consolidating and reorganizing departments. The financial effect of our early retirement / severance program and further actions to reduce costs cannot be estimated at this time.

VIRCO MFG. CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The Company’s order rates and results of operations for the first six months of 2011 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Order rates have been volatile during the first six months of 2011, with order rates for the first two months of the year having been comparable to 2010, order rates for the second two months having been significantly below 2010, and order rates for the most recent two months having been slightly below 2010. This volatility caused the Company to significantly moderate production levels in the second quarter, in turn causing unfavorable manufacturing variances that adversely affected gross margin and operating results. Operating results have also been impacted by significant increases in the cost of certain raw materials, particularly steel and plastic. At the beginning of the fiscal year, in an effort to improve gross margin and operating results compared to prior year, the Company increased selling prices. The anticipated benefit of these price increases were substantially offset by the impact of increased raw material costs.
For the three months ended July 31, 2011, the Company earned a pre-tax profit of $2,775,000 on net sales of $62,817,000 compared to a pre-tax profit of $4,978,000 on net sales of $72,363,000 in the same period last year.
Net sales for the three months ended July 31, 2011 decreased by $9,546,000, a 13.2% decrease, compared to the same period last year. This decrease was the result of a modest increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 8.9% compared to the prior year. Backlog at July 31, 2011 decreased by approximately 7.1% compared to the prior year.
Gross margin as a percentage of sales was 31.7% for the three months ended July 31, 2011 compared to 31.7% in the same period last year. The gross margin was affected by a 23% reduction in production hours and increased commodity costs, substantially offset by a modest price increase and reduced levels of factory spending.
Selling, general and administrative expenses for the three months ended July 31, 2011, decreased by approximately $885,000 compared to the same period last year, but increased as a percentage of sales by 2.3%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments. The increase as a percentage of sales was attributable to non-variable costs that did not decline with the reduction in sales volume.
For the six months ended July 31, 2011, the Company incurred a pre-tax loss of $2,597,000 on net sales of $87,073,000 compared to a pre-tax loss of $1,516,000 on net sales of $97,223,000 in the same period last year.
Net sales for the six months ended July 31, 2011 decreased by $10,150,000, a 10.4% decrease, compared to the same period last year. This decrease was the result of a modest increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately14.2% compared to the prior year. Backlog at July 31, 2011 decreased by approximately 7.1% compared to the prior year.
Gross margin as a percentage of sales improved slightly to 30.6% for the six months ended July 31, 2011 compared to 30.1% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices and reduced factory spending, offset by an 11.1% reduction in production hours and increased commodity costs.
Selling, general and administrative expenses for the six months ended July 31, 2011, decreased by approximately $1,481,000 compared to the same period last year, but increased as a percentage of sales by 1.9%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments. The increase as a percentage of sales was attributable to non-variable costs that did not decline with the reduction in sales volume.
In the first six months of 2011 the Company did not record an income tax benefit. During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.
During the fourth quarter of 2010, the Company initiated a variety of cost controls which enabled improved operating results in the first quarter despite a modest reduction in revenue, but were not adequate to compensate for the reduction in second quarter volume. Subsequent to the quarter ended July 31, 2011 and after the completion of the peak summer shipping season, the Company has initiated additional restructuring programs designed to reduce costs. The Company has initiated a voluntary early retirement / severance program and scheduled additional furlough weeks to occur during the non-peak season. The Company will be taking further actions to reduce costs by consolidating and reorganizing departments, and depending upon the response to the voluntary early retirement program may implement a non-voluntary reduction in force. The Company continues to aggressively pursue all profitable business in our market, and we continue to bring new products to market in an effort to gain market share.

Liquidity and Capital Resources
Interest expense decreased by approximately $21,000 for the six months ended July 31, 2011, compared to the same period last year. The decrease was primarily due to lower loan balances under the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”).
Accounts receivable was lower at July 31, 2011 than at July 31, 2010, due to decreased sales. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with $8,218,000 less inventory than in the prior year. For the first six months, the Company increased inventory by approximately $8,139,000 compared to January 31, 2011. This increase was more than the $4,412,000 increase in 2010, but because the Company started the year with substantially less inventory, at the end of the second quarter inventory decreased by approximately $4,492,000 compared to July 31, 2010. The increase in inventory at July 31, 2011 compared to the January 31, 2011, was financed through the Company’s credit facility with Wells Fargo Bank.
Borrowings under the Company’s revolving line of credit with Wells Fargo Bank at July 31, 2011 decreased by approximately $1,692,000 compared to July 31, 2010, primarily due to decreased levels of inventory and receivables. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2011, which is less than the Company’s anticipated depreciation expense. Capital spending for the six months ended July 31, 2011 was $1,340,000 compared to $1,254,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.
Net cash used in operating activities for the six months ended July 31, 2011, was $19,749,000 compared to $18,888,000 for the same period last year. The increase in cash used was primarily attributable to an increase in the pre-tax loss for the first six months, and an increase in cash used for inventory, offset by a decrease in cash used for accounts receivable and an increase in accounts payable and accrued liabilities.
The Company has historically relied upon its cash flows from operations and unused borrowing capacity with Wells Fargo Bank (which was $16,996,000 as of July 31, 2011) to fund the Company’s debt service requirements, capital expenditures and working capital needs. For the period ended July 31, 2011, however, the Company was not in compliance with the minimum net income covenant requirement and leverage covenant under its revolving credit facility. As a result, pursuant to the terms of the Company’s revolving credit facility, Wells Fargo Bank, at its option, may declare all amounts owing under the revolving credit facility to be immediately due and payable. While the Company is currently in discussions with Wells Fargo Bank to obtain a waiver of this noncompliance, there is no guarantee that such a waiver will be obtained. See Item 1A.
Off Balance Sheet Arrangements
During the three months ended July 31, 2011, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”).
Critical Accounting Policies and Estimates
The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended July 31, 2011.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, material availability and cost of materials, especially steel and plastic, available financing sources, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.
The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is party to the Second Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), dated as of March 12, 2008, with Wells Fargo Bank. The Credit Agreement has been amended from time to time to modify covenants or other terms and conditions. Effective May 31, 2011, the Company entered into Amendment No. 8, which extended the maturity date of the loan to June 30, 2012.
The Credit Agreement provides the Company with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $45,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations. The Revolving Credit Facility includes a letter of credit sub-facility with a sub-limit of up to $2,500,000 and is secured by a first priority security interest in substantially all of the personal and real property of the Company and its subsidiaries in favor of Wells Fargo Bank. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 80% on eligible accounts receivable and up to 20-55% of eligible inventory, with exceptions and modifications as provided in the Credit Agreement. The Credit Agreement is also subject to an annual clean down provision requiring a 30-day period each fiscal year during which advances and letter of credit usage may not exceed $7,500,000 in the aggregate.

The Revolving Credit Facility will mature on June 30, 2012, with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate plus 1.25%. The Credit Agreement provides for an unused commitment fee of 0.375%. At July 31, 2011, availability under the Revolving Credit line was $16,996,000.
The Revolving Credit Facility is subject to various financial covenants including a maximum leverage amount and a minimum net income requirement. The Credit Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was not in compliance with the minimum net income covenant requirement and leverage covenant for the period ended July 31, 2011. While we are currently in discussions with Wells Fargo Bank to obtain a waiver in order to remedy this noncompliance, there is no guarantee that Wells Fargo Bank will provide such a waiver. See Item 1A. Management believes that the carrying value of debt approximated fair value at July 31, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The description set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement and the amendments thereto, each of which has been filed with the Commission.
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
Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for the period ended January 31, 2011.
We are in breach of the minimum net income covenant requirement and leverage covenant under our Revolving Credit Facility; Wells Fargo Bank as a result may declare all amounts owing under our Revolving Credit Facility to be immediately due and payable and take other actions that would have a material adverse impact on us.
We were not in compliance with the minimum net income covenant requirement and leverage covenant under our Revolving Credit Facility for the period ended July 31, 2011. As a result, pursuant to the terms of our Credit Agreement, Wells Fargo Bank, at its option, may declare all amounts owing under our Revolving Credit Facility to be immediately due and payable. While we are currently in discussions with Wells Fargo Bank to obtain a waiver in order to remedy our noncompliance, there is no guarantee that such a waiver will be provided. If it is not, Wells Fargo Bank could undertake available remedies under the security documents and applicable law in respect of its security interest in substantially all of our assets pledged under our Revolving Credit Agreement, and could also terminate all commitments to extend further credit. If Wells Fargo Bank were to terminate its commitments under our Revolving Credit Facility, we cannot guarantee that we would be able to secure alternative financing on favorable terms or at all. Because we have historically relied on third-party bank financing to meet our seasonal cash flow requirements, if we were not able to secure alternative financing on favorable terms or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our operations and our ability to operate our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to the purchases made by the Company of its Common Stock during the second quarter of 2011:

		Average	Total Number of Shares
	Total Number	Price Paid	Purchased as Part of a Publicly	Maximum Number of $ that
	of Shares	Per	Announced	May Yet Be Expended Under
	Purchased	Share	Program (1)	the Program (1)
May 1, 2011 through May 31, 2011	—	—	591,386	1,053,000

June 1, 2011 through June 30, 2011	—	—	591,386	1,053,000

July 1, 2011 through July 31, 2011	—	—	591,386	1,053,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.
Item 6. Exhibits
Exhibit 10.1 — Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed with the Commission on June 27, 2011).
Exhibit 10.2 — Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of May 31, 2011, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 9, 2011).
Exhibit 10.3 — Separation Agreement and General Release of Claims between Virco Mfg. Corporation and Larry O. Wonder, dated May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on June 9, 2011).
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
Exhibit 101.INS — XBRL Instance Document.
Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

VIRCO MFG. CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRCO MFG. CORPORATION
Date: September 14, 2011	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance