Form 10-Q
period 2011-10-31
VIRCO MFG CORPORATION
filed 2011-12-15
CIK 751365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value — 14,354,046 shares as of December 15, 2011.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2011	1/31/2011	10/31/2010
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets:
Cash	$1,449	$1,529	$2,260
Trade accounts receivable, net	13,655	10,462	19,411
Other receivables	113	168	98
Income tax receivable	377	367	834

Inventories:
Finished goods, net	7,347	9,617	7,665
Work in process, net	10,924	13,773	13,022
Raw materials and supplies, net	11,840	11,980	11,951

	30,111	35,370	32,638
Deferred tax assets, net	—	—	1,260
Prepaid expenses and other current assets	1,263	1,619	1,161

Total current assets	46,968	49,515	57,662

Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,214	1,437	1,658
Buildings and building improvements	47,796	47,797	47,796
Machinery and equipment	119,744	118,799	117,785
Leasehold improvements	2,568	2,699	2,754

	172,993	172,403	171,664
Less accumulated depreciation and amortization	133,060	130,342	129,439

Net property, plant and equipment	39,933	42,061	42,225
Deferred tax assets, net	2,385	2,605	10,055
Other assets	6,408	6,407	6,371

Total assets	$95,694	$100,588	$116,313

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2011	1/31/2011	10/31/2010
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities:
Accounts payable	$10,372	$9,536	$12,349
Accrued compensation and employee benefits	3,719	3,946	3,998
Current portion of long-term debt	5,415	12	12
Deferred tax liability	1,398	1,398	—
Other accrued liabilities	5,310	5,125	6,355

Total current liabilities	26,214	20,017	22,714

Non-current liabilities:
Accrued self-insurance retention	2,949	1,770	2,253
Accrued pension expenses	21,135	18,027	17,645
Deferred income taxes	749	722	1,093
Long-term debt, less current portion	—	6,496	2,217
Other accrued liabilities	2,879	3,154	3,311

Total non-current liabilities	27,712	30,169	26,519

Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,354,046 shares at 10/31/2011, 14,204,998 shares at 1/31/2011 and 10/31/2010	144	142	142
Additional paid-in capital	114,895	114,467	114,267
Accumulated deficit	(61,144)	(54,465)	(37,758)
Accumulated comprehensive loss	(12,127)	(9,742)	(9,571)

Total stockholders’ equity	41,768	50,402	67,080
Total liabilities and stockholders’ equity	$95,694	$100,588	$116,313

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

Unaudited (Note 1)

	Three months ended
	10/31/2011	10/31/2010
	(In thousands, except per share data)
Net sales	$53,074	$60,779
Costs of goods sold	37,033	43,586

Gross profit	16,041	17,193
Selling, general and administrative expenses and others	14,966	17,063
Restructuring expense	3,901	—
Interest expense	298	253

Loss before income taxes	(3,124)	(123)
Provision for income taxes (income tax benefits)	175	(277)

Net (loss) income	$(3,299)	$154

Dividend declared
Cash	$—	$0.05

Net (loss) income per common share (a)
Basic	$(0.23)	$0.01
Diluted	$(0.23)	$0.01

Weighted average shares outstanding
Basic	14,285	14,152
Diluted	14,285	14,174

(a)	Net loss per share for the three months ended October 31, 2011 was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

Unaudited (Note 1)

	Nine months ended
	10/31/2011	10/31/2010
	(In thousands, except per share data)
Net sales	$140,147	$158,002
Costs of goods sold	97,446	111,566

Gross profit	42,701	46,436
Selling, general and administrative expenses and others	43,616	47,194
Restructuring expense	3,901	—
Interest expense	905	881

Loss before income taxes	(5,721)	(1,639)
Provision for income taxes (income tax benefits)	246	(749)

Net loss	$(5,967)	$(890)

Dividend declared
Cash	$0.05	$0.10

Net loss per common share (a)
Basic	$(0.42)	$(0.06)
Diluted	$(0.42)	$(0.06)

Weighted average shares outstanding
Basic	14,241	14,123
Diluted	14,241	14,123

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

	Nine months ended
	10/31/2011	10/31/2010
	(In thousands)
Operating activities
Net loss	$(5,967)	$(890)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,823	4,063
Provision for doubtful accounts	45	115
Gain (loss) on sale of property, plant and equipment	1	(5)
Deferred income taxes	246	(277)
Stock based compensation	569	599

Changes in operating assets and liabilities
Trade accounts receivable	(3,238)	(5,399)
Other receivables	55	46
Inventories	5,259	10,951
Income taxes	(10)	(575)
Prepaid expenses and other current assets	356	233
Accounts payable and accrued liabilities	2,282	274

Net cash provided by operating activities	3,421	9,135

Investing activities
Capital expenditures	(1,689)	(1,878)
Proceeds from sale of property, plant and equipment	—	33

Net cash used in investing activities	(1,689)	(1,845)

Financing activities
Repayment of long-term debt	(1,102)	(4,669)
Purchase of treasury stock	—	(344)
Cash dividend paid	(710)	(1,062)

Net cash used in financing activities	(1,812)	(6,075)
Net (decrease) increase in cash	(80)	1,215
Cash at beginning of period	1,529	1,045

Cash at end of period	$1,449	$2,260

Supplemental disclosure:
Accrual for cash dividends declared but not paid	$—	$355

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012. The balance sheet at January 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. New Accounting Standards

There were no new accounting pronouncements applicable to the Company in the third quarter of 2011.

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

Note 5. Debt

At October 31, 2011, the Company had outstanding borrowings pursuant to its revolving line of credit with Wells Fargo Bank, National Association (the “Lender”) of $5,403,000. The revolving line generally provides for advances of up to 80% on eligible accounts receivable and 20% — 55% on eligible inventory, subject to the specific terms of the facility. The advance rates fluctuate depending on the time of year and the types of assets. The revolving credit facility will mature on June 30, 2012, with interest payable monthly at a fluctuating rate equal to the Wells Fargo Bank’s prime rate plus 1.25%. The facility had an unused commitment fee of 0.375% as of October 31, 2011. Availability under the line was $12,998,000 at October 31, 2011.

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

As previously disclosed, commencing with the quarter ended July 31, 2011, the Company was in default under its Credit Agreement due to its noncompliance with the minimum net income covenant requirement and leverage covenant. On September 28, 2011, the Company received a notice from the Lender regarding the same and pursuant to which the Lender preserved all of its rights and remedies under the Credit Agreement as a result thereof. For the period ended October 31, 2011, the Company continued to be in default of its Credit Agreement due to its non-compliance with the minimum net income covenant requirement and leverage covenant under its revolving credit facility. As a consequence, the Lender, at its option, without notice to the Company, could declare all amounts owing under the revolving credit facility to be immediately due and payable, and undertake remedies available under the security documents and applicable law in respect of its security interest in substantially all of the assets pledged by the Company under the revolving credit facility. Management believes that the carrying value of debt approximated fair value at October 31, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The description set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement, which, together with each amendment thereto, has been filed with the Securities and Exchange Commission.

The Company has engaged in extensive discussions with other potential lenders with respect to the entry into a new secured revolving credit facility. The Company expects to close and fund such a facility during December 2011, the proceeds of which are expected to be used to repay and terminate the Wells Fargo credit facility described above, and for working capital and other general corporate purposes.

Note 6. Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of Accounting Standards Codification (“ASC”) No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at October 31, 2011 and January 31, 2011. The third quarter 2011 effective tax rate of 5.62% was impacted by the additional valuation allowance recognized against states deferred tax assets and discrete items associated with non-taxable permanent differences. The third quarter 2010 effective tax rate of 226% was impacted by the forecasted profit levels for the respective years, changes in effective state tax rates and discrete items associated with non-taxable permanent differences.

The Internal Revenue Service (the “IRS”) has completed the examination of all federal income tax returns through 2008 with no issues pending or unresolved. The years 2009 and 2010 remain open for examination by the IRS. The years 2006 through 2010 remain open for examination by state tax authorities. The Company is not currently under state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of October 31, 2011, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net (Loss) Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2011	10/31/2010	10/31/2011	10/31/2010
		(In thousands, except per share data)
Net (loss) income	$(3,299)	$154	$(5,967)	$(890)
Average shares outstanding	14,285	14,152	14,241	14,123
Net effect of dilutive stock options based on the treasury stock method using average market price	—	22	—	—

Totals	14,285	14,174	14,241	14,123

Net (loss) income per share—basic	$(0.23)	$0.01	$(0.42)	$(0.06)
Net (loss) income per share—diluted	$(0.23)	$0.01	$(0.42)	$(0.06)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at October 31, 2011 and 2010, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months and nine months ended October 31, 2011 was 33,000 and 55,000, respectively. The number of stock options outstanding, which met this anti-dilutive criterion for nine months ended October 31, 2010, was 30,000.

Note 8. Stock Based Compensation

Stock Incentive Plans

The Company had two stock option plans at October 31, 2011: the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). The 2011 Plan was approved at the June 21, 2011 Annual Stockholder Meeting. Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. As of October 31, 2011, no awards have been made under the 2011 Plan. Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are and will be under the 2011 Plan expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company issued 68,960 shares of restricted stock under the 2007 Plan to the non-employee directors on June 21, 2011 as compensation for service on the Board of Directors. These shares of restricted stock vest over a one year period. As of October 31, 2011, there were approximately 131,200 shares available for future issuance under the 2007 Plan.

Restricted Stock and Stock Unit Awards

Accounting for the Plans

The following table presents a summary of restricted stock and stock unit awards at October 31, 2011 and 2010:

	Expense for 3 months ended		Expense for 9 months ended		Unrecognized Compensation Cost at
	10/31/2011	10/31/2010	10/31/2011	10/31/2010	10/31/2011
2007 Stock Incentive Plan
Grants of 68,690 Shares of Restricted Stock, issued 6/21/2011, vesting over 1 year	$50,000	$—	$83,000	$—	$116,000
Grants of 56,455 Shares of Restricted Stock, issued 6/8/2010, vesting over 1 year	—	44,000	58,000	58,000	—
Grants of 49,854 Shares of Restricted Stock, issued 6/16/2009, vesting over 1 year	—	—	—	58,000	—
Grants of 382,500 Shares of Restricted Stock, issued 6/16/2009, vesting over 5 years	60,000	67,000	185,000	201,000	577,000
Grants of 262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	79,000	89,000	244,000	267,000	164,000

Totals for the period	$189,000	$200,000	$570,000	$584,000	$857,000

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

Note 9. Comprehensive Loss and Stockholders’ Equity

During the three months ended October 31, 2011 the Company incurred a settlement loss due to the volume of pension distributions disbursed from the Virco Employees’ Retirement Plan (the “Employees Retirement Plan”). As part of the calculation of the settlement loss, the Company was required to perform a re-measurement of the Employees Retirement Plan obligation that is normally performed at year end, including re-valuing the PBO and Employees Retirement Plan assets. During the quarter ended October 31, 2011 the Company incurred other comprehensive loss related to the Employees Retirement Plan of $4.6 million. Approximately $1.6 million of this loss was due to the year-to-date performance of investments in the Employees Retirement Plan trust and the balance was attributable to reducing the discount rate used to calculate the PBO of the Employee Retirement Plan from 5.5% at January 31, 2011 to 4.25% at October 31, 2011.

Comprehensive loss for the nine months ended October 31, 2010 was the same as net loss reported on the Statements of Operations. Accumulated other comprehensive loss at October 31, 2011 and 2010 and January 31, 2011 is composed of minimum pension liability adjustments.

During the nine months ended October 31, 2011, the Company did not repurchase any shares of its common stock. As of October 31, 2011, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors.

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

The net periodic pension costs (income) for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months each ended October 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended October 31,
	Employees Retirement Plan		VIP Plan		Non-Employee Directors Retirement Plan
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	360	352	95	87	6	6
Expected return on plan assets	(289)	(262)	—	—	—	—
Amortization of prior service cost	—	243	13	—	—	—
Settlement cost	1,435	—	—	—	—	—
Recognized net actuarial loss or (gain)	262	—	—	—	(10)	(7)

Net periodic pension cost (benefit)	$1,768	$333	$108	$87	$(4)	$(1)

	Nine Months Ended October 31,
	Employees Retirement Plan		VIP Plan		Non-Employee Directors Retirement Plan
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,080	1,056	285	261	18	18
Expected return on plan assets	(867)	(786)	—	—	—	—
Amortization of prior service cost	—	729	39	—	—	—
Settlement cost	1,435	—	—	—	—	—
Recognized net actuarial loss or (gain)	786	—	—	—	(30)	(21)

Net periodic pension cost (benefit)	$2,434	$999	$324	$261	$(12)	$(3)

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

The following is a summary of the Company’s warranty claim activity for the three and nine months ended October 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2011	10/31/2010	10/31/2011	10/31/2010
	(In thousands)
Beginning Accrued Warranty Balance	$1,800	$1,675	$2,300	$1,950
Provision (benefit)	(184)	753	(176)	931
Costs Incurred	(216)	(303)	(724)	(756)

Ending Accrued Warranty Balance	$1,400	$2,125	$1,400	$2,125

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

The Company has engaged in extensive discussions with other potential lenders with respect to the entry into a new secured revolving credit facility. The Company expects to close such a facility during December 2011, the proceeds of which are expected to be used to repay and terminate the Wells Fargo credit facility described in Note 5 above, and for working capital and other general corporate purposes.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s order rates and results of operations for the first nine months of 2011 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Order rates for the first nine months of 2011 have declined by approximately 11% compared to the year-ago period and have been volatile from quarter to quarter. Order rates for the first quarter of 2011 declined by nearly 22% compared to the prior year. Order rates for the seasonally important second quarter declined by nearly 9% the second quarter of 2010. Third quarter order rates stabilized and showed a slight (<1%) increase compared to the third quarter of 2010. While the stabilization of order rates is encouraging, the third quarter is traditionally a relatively slow period for order activity. This volatility in order activity caused the Company to significantly moderate production levels in the second and third quarters, in turn causing unfavorable manufacturing variances that adversely affected gross margin and operating results. Production levels declined by 11% in the second quarter and by 17% in the third quarter, with year-to-date production levels declining by nearly 13% compared to the prior year. Although the reduction in production levels adversely impacted factory overhead absorption, the reduction in production levels facilitated reducing inventory levels by more than $2,500,000 compared to the prior year and more than $5,200,000 compared the prior fiscal year end. Operating results have also been impacted by significant increases in the cost of certain raw materials, particularly steel and plastic. At the beginning of the fiscal year, in an effort to improve gross margin and operating results compared to prior year, the Company increased selling prices. The anticipated benefit of these price increases were substantially offset by the impact of increased raw material costs.

In September, upon conclusion of the seasonally busy summer delivery window, the Company implemented several programs that are intended to return the Company to profitability at the current level of sales volume. The most impacting of these initiatives was a voluntary early retirement program. The program offered severance payments to employees who voluntarily elected to retire, with such payments based on years of service. Approximately 150 employees accepted the program, the majority severing their employment in the last week of September. At the Company’s request, several employees deferred accepting the offer until the fourth quarter to facilitate a transition period. At the beginning of this fiscal year, the Company had approximately 1,045 employees. At October 31, 2011, after the effect of the voluntary retirement program coupled with attrition, the Company employed approximately 830 persons. The reduction in headcount is evenly split between direct labor and other positions. The Company is taking further actions to reduce costs by consolidating and re-organizing departments and scheduling unpaid furlough days during the seasonally slow periods to control inventory levels and to reduce costs. The third quarter financial results were impacted by approximately $3,901,000 of expenses related to the voluntary retirement program. In addition to incurring nearly $2,500,000 of severance costs for employees accepting the program, the Company incurred a pension settlement charge of $1,435,000 during the third quarter. The Company anticipates additional severance and pension settlement costs of approximately $1,250,000 during the fourth quarter, primarily composed of additional pension settlement costs. The actual amount will depend upon the number of employees electing to collect retirement benefits immediately rather than in the future.

For the three months ended October 31, 2011, the Company incurred a pre-tax loss of $3,124,000 on net sales of $53,074,000 compared to a pre-tax loss of $123,000 on net sales of $60,779,000 in the same period last year. The pre-tax loss of $3,124,000 was primarily a result of the $3,901,000 of expenses related to the voluntary retirement program. Excluding the $3,901,000 impact of the severance program, the Company earned a pre-tax profit of $777,000 in the third quarter of this year. Net sales for the three months ended October 31, 2011 decreased by $7,705,000, a 12.7% decrease, compared to the same period last year. This decrease was the result of a modest increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period were flat compared to the prior year. Backlog at October 31, 2011 increased by approximately $5 million compared to the prior year.

Gross margin as a percentage of sales was 30.2% for the three months ended October 31, 2011 compared to 28.3% in the same period last year. The gross margin was affected by a 17% reduction in production hours and increased commodity costs, offset by a price increase and reduced levels of factory spending.

Selling, general and administrative expenses for the three months ended October 31, 2011, decreased by approximately $2,097,000 compared to the same period last year , but increased as a percentage of sales by 0.1%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments and to cost reduction efforts. The increase as a percentage of sales was attributable to non-variable costs that did not decline with the reduction in sales volume.

For the nine months ended October 31, 2011, the Company incurred a pre-tax loss of $5,721,000 on net sales of $140,147,000 compared to a pre-tax loss of $1,639,000 on net sales of $158,002,000 in the same period last year. The increase in the year-to-date pre-tax loss in fiscal 2011 as compared to 2010 was primarily a result of the $3,901,000 of expenses related to the voluntary retirement program. Excluding the $3,901,000 impact of the severance program, the Company incurred a pre-tax loss of $1,820,000 in the current year. Net sales for the nine months ended October 31, 2011 decreased by $17,855,000, an 11.3% decrease, compared to the same period last year. This decrease was the result of a modest increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 11.0% compared to the prior year.

Gross margin as a percentage of sales improved slightly to 30.5% for the nine months ended October 31, 2011 compared to 29.4% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices and reduced factory spending, offset by a 12.9% reduction in production hours and increased commodity costs.

Selling, general and administrative expenses for the nine months ended October 31, 2011, decreased by approximately $3,578,000 compared to the same period last year but increased as a percentage of sales by 1.2%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments. The increase as a percentage of sales was attributable to non-variable costs that did not decline with the reduction in sales volume.

In the first nine months of 2011 the Company did not record an income tax benefit. During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.

Liquidity and Capital Resources

Interest expense increased by approximately $24,000 for the nine months ended October 31, 2011, compared to the same period last year. The increase was primarily due to fluctuations in loan balances under the Company’s credit facility with Wells Fargo Bank, National Association (“Wells Fargo Bank”).

Accounts receivable was lower at October 31, 2011 than at October 31, 2010, due to decreased sales. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. In effort to utilize inventory more efficiently and balance inventory with customer demand, the Company reduced inventory levels by $8,218,000 in 2010. For the current year, the Company intends to continue to aggressively control inventory levels. At the end of the third quarter inventory decreased by approximately $5,259,000 compared to January 31, 2011. The seasonal fluctuation in inventory levels was financed through the Company’s credit facility with Wells Fargo Bank.

Borrowings under the Company’s revolving line of credit with Wells Fargo Bank at October 31, 2011 increased by approximately $1,100,000 compared to January 31, 2011, primarily due to decreased levels of inventory and receivables. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2011, which is less than the Company’s anticipated depreciation expense. Capital spending for the nine months ended October 31, 2011 was $1,689,000 compared to $1,878,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with Wells Fargo Bank and operating cash flow.

Net cash provided by operating activities for the nine months ended October 31, 2011, was $3,421,000 compared to $9,135,000 for the same period last year. The decrease in cash provided was primarily attributable to an increase in the pre-tax loss for the first nine months of 2011, and a reduction in the amount of cash generated by reducing inventory levels.

The Company has historically relied upon its cash flows from operations and unused borrowing capacity with Wells Fargo Bank (which was $12,998,000 as of October 31, 2011) to fund the Company’s debt service requirements, capital expenditures and working capital needs. For the periods ended July 31, 2011 and October 31, 2011, however, the Company was not in compliance with the minimum net income covenant requirement and leverage covenant under its revolving credit facility. On September 28, 2011, the Company received a notice from Wells Fargo Bank regarding the same and pursuant to which the Lender preserved all of its rights and remedies under the Credit Agreement as a result thereof. Due to such non-compliance, pursuant to the terms of the Company’s revolving credit facility, Wells Fargo Bank, at its option, may declare all amounts owing under the revolving credit facility to be immediately due and payable.

The Company has engaged in extensive discussions with other potential lenders with respect to the entry into a new secured revolving credit facility. The Company expects to close such a facility during December 2011, the proceeds of which are expected to be used to repay and terminate the Wells Fargo Bank credit facility described above, and for working capital and other general corporate purposes.

Off Balance Sheet Arrangements

During the three months ended October 31, 2011, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (“Form 10-K”).

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended October 31, 2011.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, material availability and cost of materials, especially steel and plastic, available financing sources, the terms and conditions of future financing sources, the acceleration of the debt under the Company’s existing credit facility with Wells Fargo Bank, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.

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

The Revolving Credit Facility will mature on June 30, 2012, with interest payable monthly at a fluctuating rate equal to Wells Fargo Bank’s prime rate plus 1.25%. The Credit Agreement provides for an unused commitment fee of 0.375%. At October 31, 2011, availability under the Revolving Credit line was $12,998,000.

The Revolving Credit Facility is subject to various financial covenants including a maximum leverage amount and a minimum net income requirement. The Credit Agreement also provides for certain additional negative covenants, including restrictions on capital expenditures, new operating leases, dividends and the repurchase of the Company’s common stock. The Company was not in compliance with the minimum net income covenant requirement and leverage covenant for the period ended July 31, 2011 and October 31, 2011. Management believes that the carrying value of debt approximated fair value at October 31, 2011 and 2010, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The description set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement and the amendments thereto, each of which has been filed with the Commission.

The Company has engaged in extensive discussions with other potential lenders with respect to the entry into a new secured revolving credit facility. The Company expects to close such a facility during December 2011, the proceeds of which are expected to be used to repay and terminate the Wells Fargo Bank credit facility described above, and for working capital and other general corporate purposes.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were not in compliance with the minimum net income covenant requirement and leverage covenant under our Revolving Credit Facility for the period ended July 31, 2011 and continuing through the period ended October 31, 2011. Further, on September 28, 2011, the Company received a notice from Wells Fargo Bank regarding the same and pursuant to which Wells Fargo Bank preserved all of its rights and remedies under the Credit Agreement as a result thereof. Due to such non-compliance, pursuant to the terms of our Credit Agreement, Wells Fargo Bank, at its option, may declare all amounts owing under our Revolving Credit Facility to be immediately due and payable. Wells Fargo Bank could also undertake available remedies under the security documents and applicable law in respect of its security interest in substantially all of our assets pledged under our Revolving Credit Agreement, and could also terminate all commitments to extend further credit. If Wells Fargo Bank were to terminate its commitments under our Revolving Credit Facility, we cannot guarantee that we would be able to secure alternative financing on favorable terms or at all. Because we have historically relied on third-party bank financing to meet our seasonal cash flow requirements, if we were not able to secure alternative financing on favorable terms or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our operations and our ability to operate our business.

As a result of the matters described above, the Company has engaged in extensive discussions with other lenders with respect to the entry into a new secured revolving credit facility. The Company expects to close and fund such a facility during December 2011, the proceeds of which are expected to be used to repay and terminate the Wells Fargo credit facility described above, and for working capital and other general corporate purposes. The Company cannot, however, be certain that the new credit facility will close or fund, and the terms and conditions of any such new facility are likely to include financial and other covenants and provisions applicable to the Company and its subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the purchases made by the Company of its Common Stock during the third quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Number of $ that May Yet Be Expended Under the Program (1)
August 1, 2011 through August 31, 2011	—	—	591,386	1,053,000
September 1, 2011 through September 30, 2011	—	—	591,386	1,053,000
October 1, 2011 through October 31, 2011	—	—	591,386	1,053,000

(1)	On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program.

Item 6. Exhibits

Exhibit 10.1 — Separation Agreement between the Company and Lori Swafford, dated September 22, 2011.

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

VIRCO MFG. CORPORATION

Date: December 15, 2011	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance