Form 10-K
period 2012-01-31
VIRCO MFG CORPORATION
filed 2012-04-25
CIK 751365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2011, was $36.5 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).

As of April 1, 2012, there were 14,377,393 shares of the registrant’s common stock ($0.01 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes, and business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.

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

Throughout this report, our fiscal years ended January 31, 2008, January 31, 2009, January 31, 2010, January 31, 2011 and January 31, 2012 are referred to as years 2007, 2008, 2009, 2010 and 2011, respectively.

Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT® and Parameter®. Solely for convenience, from time to time we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Item 1. Business

Introduction

Designing, producing and distributing high-value furniture for a diverse family of customers is a 62-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers — such as Peter Glass, Richard Holbrook, and Bob Mills — to develop additional products for contemporary applications. These include the best-selling ZUMA® and the recently introduced TEXT®, and Parameter® furniture collections, as well as Metaphor® and I.Q.® Series items for educational settings; Ph.D.® and Ph.D. Executive seating lines; and the wide-ranging Plateau® Series.

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

In 2011, Virco introduced the Sage™ Contract and Civitas™ seating lines. Combining Virco’s super-comfortable Sage shell with a sleek, new-look frame, Sage Contract chairs are great for offices and reception areas, colleges, hospitality venues and other adult environments. Civitas chair and stool models — available in 18”, 25” and 30” seat-heights with either a Sage, shell, an ergonomically contoured ZUMA® Series shell, or highly sustainable ZUMAfrd™ seat and back components made of Fortified Recycled Wood™ hard plastic — provide exceptional seating solutions for foodservice, libraries, media centers, circulation areas and related venues. Other 2011 product releases included: 53 Series steel storage cabinets; an expanded range of 53 Series lateral files; special versions of Virco’s 543 and 546 Series desks with wire management capabilities; HWT (hinged wire trough) technology tables for computer labs and related applications; an array of 36” wide Plateau® Office Solutions and 2BC Series bookcases; adjustable-height versions of Virco’s 120, 121 and 122 Series stools; and three ZUMA rocking chairs with “bump” glides designed for environments where limited motion may be desired, such as areas for children with severe sensory integration problems or Autism. Products targeted for release in 2012 include new 53 Series wardrobe tower cabinets, a new collection of Sage rocking chairs, as well as additions to the Parameter line.

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

As of January 31, 2012, the Company’s employment force was approximately 825 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company’s PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”).

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

Finally, management continues to hone Virco’s ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2010 and 2011, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

Virco’s principal manufactured products include:

SEATING — Launched in 2004, the ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company’s history. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; two rockers with 13” and 15” seat heights; and a chair with an articulating tablet arm which was introduced in Virco’s 2009 Equipment for Educators™ catalog. The ZUMAfrd™ collection, introduced in 2005, features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces. ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, designed to serve students in college, university and other adult education settings, and on high school campuses, was introduced in late 2006. Along with its original adult-height models, Sage now offers a 13” and a 15” 4-leg chair, and a corresponding pair of cantilever chairs. In addition to these chairs for younger, smaller students, Virco has introduced an articulating Sage tablet arm model for high school and adult learning venues. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. In 2007, the Company introduced the Metaphor® Series — an updated sequel to Virco’s best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies — and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. In 2011 Virco launched the Sage Contract line for offices and reception areas, colleges, hospitality venues and other adult environments; Civitas™ chairs and stools for foodservice, libraries, media centers, circulation areas and related venues; and adjustable-height versions of 120, 121 and 122 Series stools. Other Virco seating alternatives include easily-adjustable Ph.D.® task chairs; I.Q.® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

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

COMPUTER FURNITURE — The TEXT table collection described in the preceding paragraph provides educators an array of computer furniture choices for learning environments; Virco’s Flip-Top Technology table line and the recently released HWT Technology table collection also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco’s functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. The Plateau® Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.

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

ADMINISTRATIVE OFFICE FURNITURE — In addition to the Plateau Office Solutions and Parameter desks and related products described above, Virco now manufactures a selection of desks, returns, bookcases and other items that employ the Company’s flat metal forming capabilities; these products include 53 Series steel storage cabinets, an expanded range of 53 Series lateral files, and special versions of 543 and 546 Series desks with wire management capabilities released in 2011. Moreover, Plateau Office Solutions bookcases in popular sizes — an array of 36” wide models were launched in 2011 — are available for administrative offices.

LABORATORY FURNITURE — For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty tops purchased from vendor partners. Virco’s ZUMA, Sage™, Telos® , Metaphor ®, I.Q.®, Classic Series, and 3000 Series collections also include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring.

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

Virco’s wide-ranging product selection includes hundreds of furniture models that are certified according to the Greenguard® Children & Schools Program for indoor air quality. In 2005 Virco’s ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard Children & Schools Program. All of the models in the Company’s most recently introduced product lines — including Flip-Top Technology tables and Parameter desks, returns and credenzas — are Greenguard-certified. Along with Virco’s leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry’s first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.

In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. In 2009, Virco began carrying a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2011.

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

Customers

Virco’s major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco’s consolidated revenues during 2011.

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

The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. By comparison, in 2006 and 2007 the price of these commodities was relatively stable. In 2008, steel prices increased by more than 80% during a four month period from April to July, followed by a period of modest decline in the latter part of 2008 and relative stability in 2009 and 2010. During 2011, the Company incurred significant increases in the cost of steel during the second quarter and plastic during the second and third quarters which adversely impacted the profitability of orders received at the beginning of the year (such orders were shipped during the summer).

In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2012.

With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2004, 2005, 2008, and 2011. The Company typically benefits from any decreases in raw material costs under the contracts described above.

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

The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company’s consolidated revenues in 2011. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors — Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 50% of Virco’s sales in 2011, 43% of Virco’s sales in 2010, and 40% of sales in 2009. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, we would be able to sell to the vast majority of our customers under alternative contracts.

Seasonality

The educational sales market is extremely seasonal. Approximately 50% of the Company’s total sales in 2011 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.

Working Capital Requirements During the “Peak” Summer Season

As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company’s peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.

In addition, Virco typically is faced with a large balance of accounts receivable during the peak season. This occurs for three primary reasons. First, accounts receivable balances naturally increase during the peak season as product shipments increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Third, many summer deliveries may be “projects” where the Company provides furniture for a new school or significant refurbishment of an existing school. Projects may require architect sign off, school board approval prior to payment, or punch list completion, all of which can delay payment. Virco has historically enjoyed high levels of collectability on these accounts receivable due to the low-credit risk associated with such customers. Nevertheless, due to the time differential between inventory build-up in anticipation of the peak season and the collection on accounts receivable throughout the peak season, the Company must rely on external sources of financing.

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

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI) which recently acquired Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), KI Inc., Royal, Bretford, Smith System, Columbia, Scholarcraft and VS America. The largest competitor that purchases and re-sells furniture is School Specialty (SCHS). In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., KI Inc., MTS and Mity Enterprises, Inc.

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

Backlog

Sales order backlog at January 31, 2012, totaled $14.4 million and approximated eight weeks of sales, compared to $17.6 million at January 31, 2011, and $13.0 million at January 31, 2010. Substantially all of the backlog will ship during 2012.

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

Employees

As of January 31, 2012, Virco and its subsidiaries employed approximately 825 full-time employees at various locations. Of this number, approximately 650 are involved in manufacturing and distribution, approximately 110 in sales and marketing and approximately 65 in administration.

Environmental Compliance

Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco’s environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco’s ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items — including all models in the Company’s recently introduced TEXT® table line, as well as HWT Technology tables, Sage™ Contract chairs, and Civitas™ seating products — have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Risk Factors — We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

Financial Information About Industry Segment and Geographic Areas

Virco operates in a single industry segment. For information regarding the Company’s revenues, gross profit and total assets for each of the last three fiscal years, see the Company’s consolidated financial statements.

During 2011, Virco derived approximately 7% of its revenues from customers located outside of the United States (primarily in Canada and Panama). During the 2010 and 2009, Virco derived approximately 5-6% and 6-7% of its revenues, respectively, from customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers’ principal place of business. During 2011, 2010 and 2009, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2012, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2012	Has Held Office Since
R. A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	79	1990
D. A. Virtue (2)	Executive Vice President	53	1992
S. Bell (3)	Vice President — General Manager, Conway Division	55	2004
R. E. Dose (4)	Vice President — Finance, Secretary and Treasurer	55	1995
P. Quinones (5)	Vice President — Logistics, Marketing Services and Information Technology	48	2004
D. R. Smith (6)	Vice President — Marketing and Corporate Stewardship	63	1995
N. Wilson (7)	Vice President — General Manager, Torrance Division	64	2004
B. Yau (8)	Vice President — Corporate Controller, Assistant Secretary and Assistant Treasurer.	53	2004

(1)	Appointed Chairman in 1990; has been employed by the Company for 55 years and has served as the President since 1982 and Chief Executive Officer since 1988.

(2)	Appointed in 1992; has been employed by the Company for 26 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)	Appointed in 2004; has been employed by the Company for 23 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 21 years and has served as the Corporate Controller, and currently as Vice President of Finance, Secretary and Treasurer.

(5)	Appointed in 2004; has been employed by the Company for 20 years in a variety customer and marketing service positions, and currently as Vice President of Logistics, Marketing Services and Information Technology.

(6)	Appointed in 1995; has been employed by the Company for 27 years in a variety of sales and marketing positions, and currently as Vice President of Marketing and Corporate Stewardship.

(7)	Appointed in 2004; has been employed by the Company for 45 years in a variety of manufacturing, warehousing, and transportation positions, and currently as Vice President — General Manager, Torrance Division.

(8)	Appointed in 2004; has been employed by the Company for 15 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

None of the Company’s officers have employment contracts.

Available Information

Virco files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.

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

As part of the American Recovery and Reinvestment Act (ARRA), the Federal Government provided $44 billion to be distributed through the Department of Education by April 30, 2009. Significant portions of this money were used to avoid reductions-in-force at educational institutions. It is anticipated that the amount of Federal assistance will decrease in 2012. This decrease and any continued depressions in state and local revenues and gaps in state budgets may require substantial additional reductions in school budgets, which in turn could lead to further declines in demand for school furniture, fixtures and equipment, which would materially adversely affect our revenue and results of operations.

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

We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase. During 2011 the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. The Company has increased prices for the 2012 year in effort to recover these commodity cost increases. These cost increases adversely impacted gross margins for products shipped during the summer season.

We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2011, 2010, and 2009. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company’s suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.

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

Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization’s contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser’s location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 50% of Virco’s sales in 2011 and 43% of Virco’s sales in 2010 were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, in 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco’s sales, or growth in sales, to decline.

We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility.

Our credit facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for monthly financial covenants, which currently include a minimum EBITDA, a minimum tangible net worth and a minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operation and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

Under our credit facility, substantially all of our accounts receivable are automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer a deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.

We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.

We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. On an annual basis, we prepare a forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to renew our credit facility upon its maturity in 2014 on favorable terms or at all. If we are unable to renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.

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

In addition to environmental laws and regulations affecting our manufacturing activities, the Company is subject to laws and regulations related to consumer product regulation. The Company sells products that are subject to the Consumer Product Safety Improvement Act of 2008 and the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. The Company has controls in place to insure that its products meet all consumer product regulations, and a significant number of Virco products have been certified according to the GREENGUARD® Environmental Institute’s stringent Children & Schools Program.

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

In addition to the complex described above, the Company operates two other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954, and expanded and modernized over subsequent years. The Company manufactures fabricated steel components, chrome plates, and fabricates injection-molded plastic components at this facility. These components are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building is leased under a 10-year lease expiring in March 2018.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 4, 2012, there were approximately 264 registered stockholders according to transfer agent records. There were approximately 1,106 beneficial stockholders.

Dividend Policy

Historically it has been the Board of Directors’ policy to periodically review the payment of cash and stock dividends in light of the Company’s earnings and liquidity. During the fourth quarter of 2007 the Company initiated a quarterly dividend of $0.025 per share. Due to the timing of regularly scheduled Board of Directors meetings, declaration dates often times fell in the quarter prior to the payment date, as was the case in the 2nd and 4th quarters of 2009 and 2010. Effective as of the third quarter of 2011, the Board of Directors suspended the quarterly cash dividend program. In addition, pursuant to the terms of the Company’s current line of credit with PNC Bank, which was entered into on December 22, 2011, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in its credit agreement with PNC Bank, no dividends will be paid by the Company to its stockholders.

Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2011	2010	2011		2010

			High	Low	High	Low
1st Quarter	$0.05	$0.05	$3.51	$2.83	$4.10	$3.07
2nd Quarter	—	—	3.43	2.35	3.85	2.34
3rd Quarter	—	0.05	2.73	1.35	3.20	2.60
4th Quarter	—	—	1.87	1.31	3.07	2.41

Stock Repurchases

The Company did not repurchase any shares of its stock during the fourth quarter of 2011. Pursuant to the Company’s credit agreement with PNC Bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

Stock Performance Graph

The graph set forth below compares the five-year cumulative total stockholder return of the Company’s common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2007, in the Company’s common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX

AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2007	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012
Virco Mfg. Corporation	$100.00	$71.42	$24.29	$41.97	$37.44	$22.20
NASDAQ Market Index	$100.00	$97.75	$60.96	$89.56	$113.81	$119.84
Morningstar Business Equipment	$100.00	$80.52	$47.25	$66.93	$86.72	$76.22

The current composition of Morningstar Business Equipment is as follows: ACCO Brands Corp, Acme United Corporation, Canon Inc., Champion Industries, Diebold Incorporated, Ennis, Inc., HNI Corporation, Herman Miller, Inc., Knoll, Inc., Pitney Bowes Inc., Standard Register Company, Steelcase, Inc., VeriFone Systems, Inc., Virco Mfg. Corporation, Xerox Corporation.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Five Year Summary of Selected Financial Data

In thousands, except per share data	2011	2010	As Adjusted 2009	As Adjusted 2008	As Adjusted 2007
Summary of Operations

Net sales	$166,441	$180,995	$190,513	$212,003	$229,565
Net (loss) income (1)	$(13,803)	$(17,594)	$(725)	$2,479	$22,219

Net (loss) income per share data (a) (1)
Basic	$(0.97)	$(1.25)	$(0.05)	$0.17	$1.54
Assuming dilution	(0.97)	(1.25)	(0.05)	0.17	1.53

Cash dividends declared per share	$0.05	$0.10	$0.10	$0.10	$0.03

a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

Other Financial Data

In thousands, except per share data	2011	2010	As Adjusted 2009	As Adjusted 2008	As Adjusted 2007
Total assets (1)	$94,225	$100,588	$122,432	$123,432	$131,273
Working capital (1)	$18,968	$29,498	$38,386	$36,525	$36,902
Current ratio (1)	1.7/1	2.5/1	2.7/1	2.4/1	2.1/1
Total long-term obligations	$36,489	$30,169	$30,236	$25,104	$21,129
Stockholders’ equity (1)	$30,896	$50,402	$69,270	$71,520	$76,236
Shares outstanding at year-end	14,354	14,205	14,163	14,239	14,429
Stockholders’ equity per share (1)	$2.15	$3.55	$4.89	$5.02	$5.28

(1)	The historical financial data has been modified for the opening balance sheet for 2007 and for the results of operations and ending balance sheets for 2008, 2009, and 2010 to reflect our fourth quarter 2010 change in accounting principle for our method of accounting for certain of our inventory.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, economic conditions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, and manufacturing processes; new business strategies; the Company’s ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company’s “Assemble-To-Ship” program on earnings; market demand; the Company’s ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management’s beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company’s working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.

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

Virco’s product offering consists primarily of items manufactured by Virco, complemented with product sourced from other furniture manufacturers. The product offering is continually enhanced with an ongoing new product development program that incorporates internally developed product as well as product lines developed with accomplished designers. Finally, management continues to hone Virco’s ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2011 and 2010, approximately 50% of the Company’s total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months. Virco’s substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last decade and is likely to continue to be for at least the near future. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust, and more recently in 2008 through 2011 as a result of the recession and severe budget deficits incurred by state and local governments.

In addition, the furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from China. In 2004, 2005, and 2008 commodity prices for some of the Company’s primary raw materials, particularly steel and plastic, were extremely volatile. During 2011, the Company incurred a cost increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. Due to recent volatility in the commodities’ markets, similar volatility for the Company’s raw materials is likely to continue for the near term. Because a majority of the Company’s sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company’s raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years and the most recently completed fiscal year. The Company typically benefits from any decreases in raw material costs under the contracts described above.

The years 2008 through 2011 were particularly challenging for the Company and the educational furniture industry in general and conditions are likely to remain challenging for the near term. The budgetary pressures placed on school budgets in these years as a result of the recession were more severe than any period in recent history. These budgetary pressures directly impacted the demand for the Company’s products, as the demand for educational furniture largely depends upon: (1) available funding in a school’s general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools. In response to the 2008 recession, passage of new bond issuances declined, and bond funded project completions have trended down each year. Despite an increase in the numbers of students attending school, completions of projects from bond financing declined in 2008, 2009, 2010, and 2011, and school operating budgets experienced significant strain during the same period. In response to these budgetary pressures, as is traditionally the case, schools opted to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduced the demand for, and sales of, the Company’s products.

During a period of robust education spending during the 1990’s, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last decade, the Company has worked continuously to significantly reduce its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2012, was approximately 825 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2011 declined by more than 43% compared to 2000. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support an ambitious product development program.

In 2009, 2010 and 2011, Virco continued to invest in new products, which positively impacted sales. For example, in 2009 the Company introduced Flip-Top Technology tables for computer classrooms. The Company also utilized its new flat metal forming capabilities to introduce an array of desks, returns and bookcases. In 2010, the Company introduced, Parameter®, an invigorating collection of desks, returns and credenzas, and initiated a program to further expand the use of our flat metal forming capabilities to produce lateral files, vertical files and mobile pedestals. In 2011, Virco launched the Sage Contract line for offices and reception areas, colleges, hospitality venues and other adult environments; Civitas™ chairs and stools for foodservice, libraries, media centers, circulation areas and related venues; and adjustable-height versions of 120, 121 and 122 Series stools.

Virco also benefits from its proprietary PlanSCAPE® software, and experienced PlanSCAPE managers, which allow Virco to prepare complete package solutions for the FF&E segment of bond-funded public school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects. PlanSCAPE project management software allows Virco’s sales representatives to provide classroom-by-classroom planning documents for the budgeting, acquisition and installation of FF&E.

The Company anticipates that demand for furniture in the education markets may be flat or continue to decline in 2012. Although general economic conditions have improved, significant state and local budget deficits may adversely affect funding for education. The Company expects that completion of bond-funded school and college construction projects will be lower in 2012 than in each of 2008, 2009, 2010, and 2011. Completions of K-12 projects are anticipated to decline by approximately 15% and completions of college projects may be comparable to the prior year. As a much larger portion of the Company’s annual sales are to the K-12 schools, the market for bond-funded construction projects in which the Company competes may be smaller in 2012. Management also anticipates a continued lower level of demand for replacement furniture due to the significant financial pressures being placed on school operating budgets. During 2011, in an effort to bring the Company’s cost structure in line with decreased revenues, the Company offered early retirement and voluntary separation packages to its employees in Arkansas and California. Combined with normal attrition, the Company reduced its workforce by approximately 205 persons (20%). The annual cost savings from this reduction in force when including overtime, taxes, and benefits is expected to range between $9-10 million per year. These savings will be offset somewhat by the cost of temporary direct labor employees hired to meet production requirements during 2012. The Company plans to maintain its core work force at current levels for the near future, supplemented with temporary labor as necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.

While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and installation of furniture in classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Finally, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Unlike its primary competitors, Virco has maintained and expanded its domestic manufacturing capabilities, recently adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers. Virco’s domestic factories are a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.

During 2012 the Company also anticipates continued uncertainty and volatility in commodity costs, particularly in the areas of certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic as experienced in 2011, but it has no assurances that commodity prices will remain stable.

Critical Accounting Policies and Estimates

This discussion and analysis of Virco’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company’s reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory and related obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers’ compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this annual report on Form 10-K. Virco’s critical accounting policies are as follows:

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

Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company’s allowance for doubtful accounts has ranged from approximately 0.7% to 2.7% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco’s allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, giving Virco’s receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco’s credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company’s sales to government entities as a percentage of total revenues.

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

On January 31, 2011, the Company elected to change its costing method for the material component of raw materials, work in process, and finished goods inventory to the lower of cost or market using the first-in first-out (“FIFO”) method, from the lower of cost or market using the last-in first out (“LIFO”) method. The labor and overhead components of inventory have historically been valued on a FIFO basis. The Company believes that the FIFO method for the material component of inventory is preferable as it conforms the inventory costing methods for all components of inventory into a single costing method and better reflects current acquisition costs of those inventories on our consolidated balance sheets. Additionally, presentation of inventory at FIFO aligns the financial reporting with the Company’s borrowing base under its line of credit (see Note 3 for further discussion of the line of credit). Further, this change will promote greater comparability with companies that have adopted International Financial Reporting Standards, which does not recognize LIFO as an acceptable accounting method. In accordance with FASB ASC Topic 250, “Accounting Changes and Error Corrections,” all prior periods presented have been adjusted to apply the new accounting method retrospectively. In addition, as an indirect effect of the change in our inventory costing method from LIFO to FIFO, the Company recorded additional inventory lower of cost or market expenses and changes in deferred tax assets and income tax expense. The retroactive effect of the change in our inventory costing method, including the indirect effect of such change, increased the February 1, 2008, opening retained earnings balance by $4.1 million, and increased our inventory and retained earnings balances by $8.5 million and $5.4 million as of January 31, 2009, by $6.9 million and $4.3 million as of January 31, 2010, and by $7.6 million and $4.7 million as of January 31, 2011, respectively. In addition, the change in our inventory costing method, including the indirect effect of such change, increased (decreased) net income by $(1.0) and $0.4 million for the years ending January 31, 2010 and 2011, respectively.

Self-Insured Retention: For 2009, 2010, and 2011 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers’ compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a discount rate ranging from 4.5%-6.0% for 2011, 2010, and 2009. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers’ compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company’s exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2012 will be comparable to the retention levels for 2011.

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

Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”), the Virco Important Performers Plan (the “VIP Plan”) and the Non-Employee Directors Retirement Plan (the “Directors Plan”), which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations for the various plans using the following rates:

	2011	2010	2009
Employee Plan	4.5%	5.5%	5.75%
VIP Plan	4.5%	6.0%	6.00%
Directors Plan	4.5%	5.5%	5.75%

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

In the third quarter of 2011 the Company offered an early retirement program to employees who voluntarily terminated their employment with the Company. The incentive offered was a cash incentive and did not include additional retirement benefits, but was heavily directed toward employees with significant years of service. Approximately 150 employees accepted this offer. Due to the volume of lump sum payments processed during the third and fourth quarters of 2011, the Company incurred a pension settlement cost for the Employee Plan.

Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company’s financial position, results of operations or cash flows. Effective December 31, 2003, the Company froze new benefit accruals under all three plans. The Company obtains annual actuarial valuations for all three plans.

Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the years ended January 31, 2012 and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances totaled $22,859,000 and $14,548,000 at January 31, 2012 and 2011, respectively. At January 31, 2012, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $21,980,000 at January 31, 2012. State net operating losses that can potentially be carried forward totaled approximately $45,786,000 at January 31, 2012.

Results of Operations (2011 vs. 2010)

Financial Results and Cash Flow

On January 31, 2011, the Company elected to change its costing method for the material component of raw materials. The effect of this accounting change for the fiscal year ended January 31, 2011 was to decrease cost of sales by, and increase gross margin by, $640,000. Net loss decreased by $354,000. There was no effect on net cash flow from operations. In addition, during the fourth quarter ended January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and an additional valuation allowance of $14.0 million was recorded against the net deferred tax assets. After adjusting the results for the change in accounting, for the fiscal year ended January 31, 2012, the Company incurred a pre-tax loss of $13,748,000 on net sales of $166,441,000 compared to pre-tax loss of $8,587,000 on net sales of $180,995,000 in the same period last year. Net loss per share was $0.97 for the fiscal year ended January 31, 2012, compared to net loss per share of $1.25 in the prior year. Cash flow used in operations was $910,000 for the fiscal year ended January 31, 2012, compared to cash flow provided by operations of $5,452,000 in the prior year.

Sales

Virco’s sales decreased by 8.0% in 2011 to $166,441,000 compared to $180,995,000 in 2010. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects. Volume declined by approximately $23 million, offset by increases in price. In 2010 the Company bid aggressively in certain markets in an effort to grow volume in a difficult market. This adversely impacted the gross margin in 2010. In 2011 the Company increased prices in an effort to restore margins to more profitable levels and to compensate for increases in raw material costs experienced during 2011. Sales of Virco’s new products, including Parameter®, Sage™, and Text® increased in 2011 compared to 2010, but were offset by reductions in other product lines. Sales for project orders in fiscal 2011 were level with project orders in fiscal 2010. The reduction in shipments occurred in the second and third quarters of the year, but the reduction in order rates was concentrated in two months. Approximately 65% of the annual reduction in orders occurred in the months of April and May. Order rates for the balance of the year declined, but to a lesser extent.

For 2012 the Company anticipates that the persistent budgetary challenges for state and local governments combined with an anticipated reduction in completions of bond-funded projects may cause the amount of school furniture sold to be comparable to or perhaps less than 2011. As we have throughout this recession, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. The Company is accelerating efforts to increase sales to customers who purchase furniture and equipment through the General Services Administration (GSA) and to pursue international projects. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. As discussed below, the Company significantly reduced its workforce through an early retirement program. This significant reduction in force largely spared our direct sales force. The Company will continue to emphasize the value, design and color selections of its products, the value of its distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period. In order to increase or maintain market share during 2012, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.

Cost of Sales

Cost of sales was 71.1% of sales in 2011 and 71.6% of sales in 2010. This decrease was due to an increase in selling prices, offset by increases in material costs and a reduction in factory utilization.

As a percentage of sales, raw material costs were 0.2% lower than the prior year. The Company increased selling prices at the beginning of the year in effort to improve gross margins. During the second quarter, steel prices increased by approximately 30%. Costs for certain plastics used in production increased by approximately 30% during the course of the second and third quarters. These cost increases offset the impact of the price increase for the material component of cost of sales. Direct labor costs as a percentage of sales decreased by approximately 0.5%, primarily due to increased selling prices. Manufacturing overhead as a percentage of sales increased by 0.2%. This increase was primarily attributable to a decrease in production hours and the related impact on factory utilization. Production hours, which decreased by nearly 12% compared to the prior year, were reduced in response to a reduction in sales combined with an effort to reduce inventory at year end.

The Company is beginning 2012 with approximately $7.6 million less inventory than in 2011 and $15.8 million less than in 2010. Due to the reduced quantity of inventory at January 31, 2012, production levels and related factory overhead absorption, which vary depending upon selling volumes, are anticipated to be higher in 2012 than in 2011. As discussed below, the Company significantly reduced its workforce during 2011. The Company intends to hire temporary workers as necessary during 2012 to meet any production requirements that cannot be filled by the remaining full-time workforce.

During 2012 the Company anticipates continued uncertainty and volatility in commodity costs, particularly in the areas of certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in 2012 as experienced in 2011, but that it could be more volatile than in 2010 or 2009. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses for the fiscal year ended January 31, 2012, increased by approximately $1.9 million compared to the prior year, and were 36.4% of sales as compared to 32.5% in the prior year. The primary reason for this increase was the nearly $4.6 million of severance costs incurred in the third and fourth quarters related to the early retirement program offered by the Company in the third quarter of 2011. Approximately 150 employees, or 15% of the Company’s workforce, accepted the offer. Most severed their employment in the third quarter. A few employees remained into the fourth quarter to assist an orderly transition of responsibilities. When combined with normal attrition of employees that were not replaced, at January 31, 2012 the Company reduced the number of full-time employees by approximately 205, or 20% of the workforce at January 31, 2011. The annual cost savings from this reduction in force when including overtime, taxes, and benefits is expected to range between $9-10 million per year. These savings will be offset somewhat by the cost of temporary direct labor employees hired to meet production requirements during 2012. The early retirement program was a cash payment to employees that was based upon years of service. Virco disbursed nearly $2.6 million to severed employees under this program. Because the majority of the employees accepting the offer were longer-term employees with vested pension benefits, the Company incurred nearly $2.0 million of pension settlement costs during the third and fourth quarters. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.

Warehousing, freight and installation costs decreased in dollars and remained flat as a percentage of sales. Selling costs declined due to a reduction in volume but increased as a percentage of sales. G&A spending increased slightly, in part due to an increase in retirement plan expense, but was otherwise stable compared to the prior year.

Interest expense was $45,000 more in 2011 compared to 2010 as a result of increased levels of borrowing.

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

During 2011 and 2010 the Company incurred significant operating losses. When combined with operating results from 2009 the Company has incurred a cumulative operating loss for the last three years. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2012 and January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carry forwards will not be realized and has provided a valuation allowance on a portion of the state net operating losses. At January 31, 2012, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2033 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $21,980,000 at January 31, 2012. State net operating losses that can potentially be carried forward totaled approximately $45,785,000 at January 31, 2012.

Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2012 may be low, with income tax being primarily income and franchise taxes as required by various states.

Results of Operations (2010 vs. 2009)

Financial Results and Cash Flow

As described above, on January 31, 2011, the Company elected to change its costing method for the material component of raw materials. The effect of this accounting change for the fiscal year ended January 31, 2011 was to decrease cost of sales by, and increase gross margin by, $640,000. Net loss decreased by $354,000. There was no effect on net cash flow from operations. The effect of this accounting change for the fiscal year ended January 31, 2010 was to increase cost of sales by, and decrease gross margin by, $1,615,000. Net income decreased by $1,025,000. There was no effect on net cash flow from operations. In addition, during the fourth quarter ended January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and an additional valuation allowance of $14.0 million was recorded against the net deferred tax assets. After adjusting the results for the change in accounting, for the fiscal year ended January 31, 2011 and 2010, the Company incurred a pre-tax loss of $8,587,000 on net sales of $180,995,000 compared to a pre-tax loss of $1,451,000 on net sales of $190,513,000 in the same period last year. Net loss per share was $1.25 for the fiscal year ended January 31, 2011, compared to net loss per share of $0.05 in the prior year. Cash flow provided by operations was $5,452,000 for the fiscal year ended January 31, 2011, compared to cash flow used by operations of $2,795,000 in the prior year.

Sales

Virco’s sales decreased by 5.0% in 2010 to $180,995,000 compared to $190,513,000 in 2009. The decrease in sales was caused by unfavorable economic conditions that had an adverse impact on budgets for school spending. The market for school furniture, fixtures, and equipment declined, which intensified price competition for available business. Approximately 60% of the reduction was attributable to a reduction in volume with the balance attributable to reductions in price. Sales of Virco’s new products, including Parameter® , Zuma® , Sage™, Metaphor® , and Text® increased in 2010 compared to 2009, but were offset by reductions in other product lines.

Cost of Sales

Cost of sales was 71.6% of sales in 2010 and 67.9% of sales in 2009. This increase was due to a combination of a reduction in price, as described above, and an increase in certain costs.

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

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses for the fiscal year ended January 31, 2011, decreased by approximately $2.5 million, or 4.1% from the prior year, and were 32.5% of sales as compared to 32.2% in the prior year. Freight and installation costs increased in both dollars and as a percentage of sales due to an increase in the percentage of business requiring delivery and installation. Variable selling costs declined due to a reduction in volume. G&A spending decreased due to a reduction in retirement plan expense, but was otherwise flat compared to the prior year.

Interest expense was $50,000 less in 2010 compared to 2009 as a result of lower interest rates.

Provision for Income Taxes

For the fiscal year ended January 31, 2011, the Company incurred an $8.6 million operating loss. When combined with operating results from the prior two years the Company incurred a cumulative operating loss for the last three years. While the Company has taken measures to return to profitability, the short term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carry forwards will not be realized and has provided a valuation allowance on a portion of the state net operating losses. At January 31, 2011, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2032 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $11,129,000 at January 31, 2011. State net operating losses that can potentially be carried forward totaled approximately $32,104,000 at January 31, 2011.

Inflation and Future Change in Prices

We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. During 2011 the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarter. These cost increases adversely impacted gross margins for products shipped during the summer season. During 2010 the Company incurred increased costs for steel, but most other costs increased only modestly. In 2009, material costs were relatively stable.

For 2012, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated volatility for 2012 is not expected to be as severe as experienced in 2011. There is continued uncertainty with respect to steel and to raw material costs that are affected by the price of oil, especially plastics. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Furthermore, as a result of current adverse economic conditions, there has been a reduction in the number of freight carriers competing for Virco’s business. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2012, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.

To recover the cumulative impact of increased costs, the Company raised the list prices for Virco’s products in 2012 and 2011. Due to current economic conditions, the Company anticipates continued significant price competition in 2012, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2012 as experienced in 2011. As a significant portion of Virco’s business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2012, as a percentage of sales, could be higher than in 2011. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.

Liquidity and Capital Resources

Working Capital Requirements

Virco addresses liquidity and working capital requirements in the context of short-term seasonal requirements and long-term capital requirements of the business. The Company’s core business of selling furniture to publicly funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco’s operational, capital, and financing decisions.

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

In addition, Virco finances its largest balance of accounts receivable during the peak season. This occurs for three primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Third, many summer deliveries may be “projects” where the Company provides furniture for a new school or significant refurbishment of an existing school. Projects may require architect sign off, school board approval prior to payment, or punch list completion, all of which can delay payment.

As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for the issuance of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible receivables, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 15 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrower’s personal property and certain of the Borrower’s real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

On the Closing Date, the Borrowers drew down approximately $9,800,000 under the Revolving Credit Facility to repay in full all indebtedness outstanding under its prior revolving facility governed by the Second Amended and Restated Credit Agreement dated as of March 12, 2008, as amended, by and between the Company and Wells Fargo Bank, National Association, and to pay fees and expenses related to the Credit Agreement. The Company intends to utilize the Revolving Credit Facility for liquidity and working capital purposes.

The Revolving Credit Facility bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC’s option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was in compliance with its covenants at January 31, 2012.

Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers’ manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions.

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC in its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.

The Company’s new line of credit with PNC is structured to provide seasonal credit availability during the Company’s peak summer season. The Company believes that this new facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $2,849,000 was available for borrowing as of January 31, 2012.

During 2011, 2010 and 2009 the Company maintained the strength of its balance sheet and available liquidity through a variety of methods. Despite a substantial operating loss and valuation allowance against deferred tax assets in 2011 and 2010, the Company recorded operating cash flow of ($910,000) in 2011 and $5,452,000 in 2010. Our continued disciplines over capital expenditures resulted in depreciation expense in excess of capital expenditures by approximately $2,860,000 in 2011 and $2,350,000 in 2010. The Company reduced inventory levels by $7,600,000, $8,200,000 and ($2,100,000) in 2011, 2010, and 2009, respectively. Management believes cash generated from operations and from the previously described sources will be adequate to meet its capital requirements in the next 12 months.

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

Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense, and has remained below depreciation since that time. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $3,000,000 for 2012, which is less than anticipated depreciation expense.

Asset Impairment

The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. Much of the tooling, machinery, and equipment acquired at this time is now fully or substantially depreciated. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2012, there has been no impairment to the long-lived assets of the Company.

The Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2012 or January 31, 2011.

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

Contractual Obligations

Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$11,508	$5,497	$6,011	$—	$ —
Interest on long-term debt	240	—	240	—	—
Operating lease obligations	19,391	6,016	11,191	1,625	559
Purchase obligations	14,777	14,777	—	—	—

	$45,916	$26,290	$17,442	$1,625	$ 559

We may be required to make significant cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $271,000 as of January 31, 2012, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this report.

Virco’s largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2012, the Company had bonds outstanding valued at approximately $1,490,000. To the best of management’s knowledge, in over 62 years of selling to schools, Virco has never had a bid or performance bond called.

The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 due to the Company’s decision to replace a component on a certain style of chair. These replacements were completed during 2011 at a cost less than originally anticipated as the Company was able to perform field repairs at a favorable cost rather than incurring replacement costs. The repair / replacement of this component was not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2011. The following is a summary of the Company’s warranty-claim activity during 2011 and 2010.

	January 31,
(In thousands)	2012	2011
Beginning balance	$ 2,300	$ 1,675
Provision	(64)	1,519
Costs incurred	(836)	(894)

Ending balance	$ 1,400	$ 2,300

Retirement Obligations

The Company provides retirement benefits to employees and non-employee directors under three defined benefit retirement plans; the Employee Plan, the VIP Plan, and the Directors Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at Wells Fargo Bank (Trustee). The other two plans are non-qualified retirement plans. Benefits payable under the VIP Plan are secured by life insurance policies held in a rabbi trust and the Directors Plan is not funded. The Company obtains annual actuarial valuations for all three plans.

Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees continued to vest under the benefits earned to date, but no covered participants earned additional benefits after the plan freeze. At January 31, 2012, substantially all active participants under the plans were fully vested.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return and assumed rate of increases in compensation.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore may change from year to year. Virco discounted the pension obligations for the various plans using the following rates:

	2011	2010	2009
Employee Plan	4.5%	5.5%	5.75%
VIP Plan	4.5%	6.0%	6.00%
Directors Plan	4.5%	5.5%	5.75%

Because the Company froze future benefit accruals for all three defined benefit plans in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2012 or 2011.

The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2011, 2010 and 2009 the Company used a 6.5% expected return on plan assets, net of expenses.

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

During 2011 two events significantly impacted the pension plans. The first event was a reduction in the discount rate utilized to calculate pension plan obligations. The reduction in discount rate caused the liability for pension obligations to increase by approximately $3.7 million, $1.4 million, and $26,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to Accumulated Other Comprehensive Income (AOCI). The second event was a $2.0 million settlement charge for the Employee Retirement Plan. As part of a restructuring plan, the Company offered early retirement benefits to all employees who voluntarily severed their employment with the Company. Although the early retirement benefit was paid in cash and did not include any additional benefits payable from a retirement plan, the benefit formula was structured to reward employees with significant years of service, the same employees who would had earned retirement benefits prior to the plan freeze in 2003. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. Because the VIP Plan and Director Plan do not allow lump sum payments, there was no similar settlement charge required.

It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $1.9 million, $0.7 million, and $4.3 million to the trust in 2011, 2010, and 2009, respectively. Contributions during 2012 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $1.9 million. During 2011, 2010, and 2009, the Company paid approximately $451,000, $458,000, and $476,000, respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $562,000 for 2012. At January 31, 2012, accumulated other comprehensive loss of approximately $18.8 million ($15.3 million net of tax) is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2012, a 1% reduction in investment return would have increased expense by approximately $170,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $224,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $4.5 million.

Stockholders’ Equity

The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007 and continued to pay the $0.025 quarterly dividend through the second quarter of 2011. The cash dividend was suspended after the second quarter of 2011 as a result of operating losses. In addition, the Company’s new credit facility with PNC Bank prohibits the Company from paying dividends and repurchasing stock. Consequently, commencing December 22, 2011 and for at least as long as this covenant is included in the Company’s credit facility, no dividends will be paid by the Company to its stockholders. During 2011 the Company paid cash dividends of $710,000. During 2010, the Company paid cash dividends of $1,418,000 and repurchased $344,000 of stock. During 2009, the Company paid cash dividends of $1,421,000 and repurchased $654,000 of stock.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2012 reflects additional paid-in capital of approximately $115 million and deficit retained earnings of approximately $69 million. Other than the losses incurred during 2003-2005, 2010, and 2011 the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.

Environmental and Contingent Liabilities

Environmental Compliance

Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company’s operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco’s environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco’s ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items — including all models in the Company’s recently introduced TEXT® table line, as well as HWT Technology tables, Sage™ Contract chairs, and Civitas™ seating products — have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company’s operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Risk Factors — We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

In 2011 and 2010, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers’ compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2012, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company’s exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to aggressively defend product liability cases. This program has continued through 2011 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers’ compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

The Company did not enter into any material off-balance sheet arrangements during its 2011 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2012.

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company adopted this update effective February 1, 2011. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.

In January 2011, the FASB issued ASU, 2011-06, Improving Disclosures about Fair Value Measurements. ASU 2011-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2011-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2011-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. We adopted ASU 2011-06 on February 1, 2011, which only applies to our disclosures on the fair value of financial instruments held by the pension plans. The adoption of ASU 2011-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 4 below.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS , which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning February 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC’s base rate would have caused the Company to incur additional interest charges of approximately $100,000 for the 12 months ended January 31, 2012 (assuming the credit line with PNC had been in place for all of 2011). The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2012 and 2011, the Company had no derivative instruments.

The Company’s business is subject to changes in the price of raw materials used to manufacture its products, such as steel, plastic, wood, aluminum, polyethylene, polypropylene, plywood, particleboard, and cartons, as well as the price of petroleum, which not only affects the cost of plastic, but also the Company’s transportation costs and costs of operating its manufacturing facilities. With respect to the Company’s annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of its business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2008, and 2011. The Company typically benefits from any decreases in raw material costs under the contracts described above.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Virco Mfg. Corporation

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for the therein.

/s/ Ernst & Young LLP

Los Angeles, California

April 25, 2012

Virco Mfg. Corporation

Consolidated Balance Sheets

	January 31,
	2012	2011

	(In thousands)
Assets
Current assets
Cash	$2,897	$1,528
Trade accounts receivables (net of allowance for doubtful accounts of $350 and $200 in 2011 and 2010)	12,743	10,462
Other receivables	401	168
Income tax receivable	324	367

Inventories
Finished goods, net	6,273	9,618
Work in process, net	10,623	13,773
Raw materials and supplies, net	10,895	11,980

	27,791	35,371

Prepaid expenses and other current assets	1,652	1,619

Total current assets	45,808	49,515

Property, plant and equipment
Land	1,671	1,671
Land improvements	1,213	1,437
Buildings and building improvements	47,797	47,797
Machinery and equipment	120,181	118,799
Leasehold improvements	2,549	2,699

	173,411	172,403

Less accumulated depreciation and amortization	134,203	130,342

Net property, plant and equipment	39,208	42,061

Deferred tax assets, net	2,200	2,605
Other assets	7,009	6,407

Total assets	$94,225	$100,588

See accompanying notes.

Virco Mfg. Corporation

Consolidated Balance Sheets

	January 31,
	2012	2011

	(In thousands, except share data)
Liabilities
Current liabilities
Accounts payable	$11,684	$9,536
Accrued compensation and employee benefits	3,797	3,946
Current portion of long-term debt	5,497	12
Deferred tax liabilities	1,221	1,398
Other accrued liabilities	4,641	5,125

Total current liabilities	26,840	20,017

Non-current liabilities
Accrued self-insurance retention	1,915	1,770
Accrued pension expenses	25,069	18,027
Income tax payable	488	722
Long-term debt, less current portion	6,011	6,519
Other accrued liabilities	3,006	3,131

Total non-current liabilities	36,489	30,169

Commitments and contingencies

Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,354,046 shares in 2011 and 14,204,998 shares in 2010	144	142
Additional paid-in capital	115,060	114,467
Accumulated deficit	(68,980)	(54,465)
Accumulated other comprehensive loss	(15,328)	(9,742)

Total stockholders’ equity	30,896	50,402

Total liabilities and stockholders’ equity	$94,225	$100,588

See accompanying notes.

Virco Mfg. Corporation

Consolidated Statements of Operations

	Year ended January 31,
	2012	2011	As Adjusted 2010

	(In thousands, except per share data)
Net sales	$166,441	$180,995	$190,513
Costs of goods sold	118,283	129,621	129,423

Gross profit	48,158	51,374	61,090

Selling, general and administrative expenses	56,215	58,891	61,412
(Gain) loss on sale of property, plant & equipment	(1)	(7)	2
Restructuring expense	4,570	—	—
Interest expense, net	1,122	1,077	1,127

Loss before income taxes	(13,748)	(8,587)	(1,451)
Income tax expense (benefit)	55	9,007	(726)

Net loss	$(13,803)	$(17,594)	$(725)

Dividend declared:
Cash	$0.05	$0.10	$0.10

Net loss per common share (a):
Basic	$(0.97)	$(1.25)	$(0.05)
Diluted	$(0.97)	$(1.25)	$(0.05)

Weighted average shares outstanding:
Basic	14,235	14,130	14,155
Diluted	14,235	14,130	14,155

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes.

Virco Mfg. Corporation

Consolidated Statements of Stockholders’ Equity

In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss	Total
Balance at January 31, 2009, as adjusted	14,238,994	$142	$114,067	$(33,307)		$(9,382)	$71,520

Net loss, as adjusted	—	—	—	(725)	$(725)	—	(725)
Pension adjustments, net of tax effect of $147	—	—	—	—	(189)	(189)	(189)

Comprehensive loss	—	—	—	—	(914)	—	—
Shares vested	118,845	2	(120)	—		—	(118)
Stock compensation expense	—	—	857	—		—	857
Stock repurchased	(194,795)	(2)	(652)	—		—	(654)
Cash dividends	—	—	—	(1,421)		—	(1,421)

Balance at January 31, 2010, as adjusted	14,163,044	$142	$114,152	$(35,453)		$(9,571)	$69,270

Net loss	—	—	—	(17,594)	$(17,594)	—	(17,594)

Pension adjustments	—	—	—	—	(171)	(171)	(171)

Comprehensive loss	—	—	—	—	(17,765)	—	—
Shares vested	141,838	1	(141)	—		—	(140)
Stock compensation expense	—	—	799	—		—	799
Stock repurchased	(99,884)	(1)	(343)	—		—	(344)
Cash dividends	—	—	—	(1,418)		—	(1,418)

Balance at January 31, 2011	14,204,998	$142	$114,467	$(54,465)		$(9,742)	$50,402

Net loss	—	—	—	(13,803)	$(13,803)		(13,803)

Pension adjustments	—	—	—	—	(5,586)	(5,586)	(5,586)

Comprehensive loss	—	—	—	—	(19,389)	—	—
Shares vested and others	149,048	2	(142)	(2)		—	(142)
Stock compensation expense	—	—	735	—		—	735
Cash dividends	—	—	—	(710)		—	(710)

Balance at January 31, 2012	14,354,046	$144	$115,060	$(68,980)		$(15,328)	$30,896

See accompanying notes.

Virco Mfg. Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31,
	2012	2011	As Adjusted 2010

	(In thousands)
Operating activities
Net loss	$(13,803)	$(17,594)	$(725)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	5,021	5,352	5,387
Provision for doubtful accounts	196	79	127
(Gain) loss on sale of property, plant and equipment	(1)	(7)	2
Deferred income taxes	229	9,859	(916)
Stock-based compensation	735	799	857

Changes in operating assets and liabilities
Trade accounts receivable	(2,476)	3,586	(61)
Other receivables	(233)	(27)	269
Inventories	7,579	8,218	(2,070)
Income taxes	(369)	(506)	58
Prepaid expenses and other current assets	(32)	(584)	146
Accounts payable and accrued liabilities	2,244	(3,723)	(5,869)

Net cash (used in) provided by operating activities	(910)	5,452	(2,795)

Investing activities
Capital expenditures	(2,159)	(3,002)	(5,345)
Proceeds from sale of property, plant and equipment	2	39	27
Net investment in life insurance	170	149	36

Net cash used in investing activities	(1,987)	(2,814)	(5,282)

Financing activities
Proceeds from long-term debt	29,263	35,648	29,043
Repayment of long-term debt	(24,287)	(36,041)	(22,233)
Purchase of treasury stock	—	(344)	(654)
Cash dividend paid	(710)	(1,418)	(1,421)

Net cash provided by (used in) financing activities	4,266	(2,155)	4,735

Net increase (decrease) in cash	1,369	483	(3,342)
Cash at beginning of year	1,528	1,045	4,387

Cash at end of year	$2,897	$1,528	$1,045

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,122	$1,077	$1,127
Income tax, net	32	68	176
Non-cash activities
Decrease in accrued asset retirement obligations	$(100)	$—	$(200)

See accompanying notes.

VIRCO MFG. CORPORATION

Notes to Consolidated Financial Statements

January 31, 2012

1. Summary of Business and Significant Accounting Policies

Business

Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 62 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.

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

Management Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities — and disclosure of contingent assets and liabilities — at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant, and equipment; liabilities under pension, warranty, self-insurance, and environmental claims; and the ultimate collection of accounts receivable. Actual results could differ from these estimates.

Fiscal Year End

Fiscal years 2011, 2010 and 2009, refer to the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2012. Foreign sales were approximately 7%, 6% and 7% of the Company’s sales for fiscal years 2011, 2010 and 2009, respectively.

No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2012 or 2011. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

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

On January 31, 2011, the Company elected to change its costing method for the material component of raw materials, work in process, and finished goods inventory to the lower of cost or market using the first-in, first-out (“FIFO”) method, from the lower of cost or market using the last-in, first out (“LIFO”) method. The labor and overhead components of inventory have historically been valued on a FIFO basis. The Company believes that the FIFO method for the material component of inventory is preferable as it conforms the inventory costing methods for all components of inventory into a single costing method and better reflects current acquisition costs of those inventories on our consolidated balance sheets. Additionally, presentation of inventory at FIFO aligns the financial reporting with the Company’s borrowing base under its line of credit (see Note 3 for further discussion of the line of credit). Further, this change will promote greater comparability with companies that have adopted International Financial Reporting Standards, which does not recognize LIFO as an acceptable accounting method. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, all prior periods presented have been adjusted to apply the new accounting method retrospectively. In addition, as an indirect effect of the change in our inventory costing method from LIFO to FIFO, the Company recorded additional inventory lower of cost or market expenses and changes in deferred tax assets and income tax expense.

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

The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2012, 2011 and 2010. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Depreciation and amortization expense was $5,021,000, $5,352,000 and $5,387,000 for the fiscal years ended January 31, 2012, 2011 and 2010, respectively.

The Company capitalizes costs associated with software developed for its own use. Such costs are amortized over three to seven years from the date the software becomes operational. At January 31, 2012 and 2011, the Company had no capitalized software.

The Company subleased space at one of its facilities on a month-to-month basis during 2011, 2010 and 2009. Rental income was $40,000 for fiscal 2011, 2010, and 2009.

The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $545,000 and $636,000 at January 31, 2012 and 2011, respectively.

	January 31,
	2012	2011
Balance at beginning of period	$(636,000)	$(627,000)
Decrease in obligation	100,000	—
Accretion expense	(9,000)	(9,000)

Balance at end of period	$(545,000)	$(636,000)

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted loss per share:

In thousands, except per share data	2011	2010	As Adjusted 2009
Numerator
Net loss	$(13,803)	$(17,594)	$(725)
Denominator
Weighted-average shares — basic	14,235	14,130	14,155

Common equivalent shares from common stock options and warrants	—	—	—

Weighted-average shares — diluted (1)	14,235	14,130	14,155

Net loss per common share
Basic	$(0.97)	$(1.25)	$(0.05)
Diluted	(0.97)	(1.25)	(0.05)

(1)	For the period ended January 31, 2012, approximately 56,000 shares of common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. For the period ended January 31, 2011, approximately 59,000 common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive. Effective June 6, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 268,010 shares of common stock at an exercise price of $6.06. Effective September 30, 2006, in connection with a stock purchase agreement, the Company issued warrants to purchase 14,364 shares of common stock at an exercise price of $6.53. All warrants expired during fiscal 2011.

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

Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2012 and 2011, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2011, 2010 and 2009.

Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,395,000 in 2011, $1,118,000 in 2010, and $1,726,000 in 2009. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2012 and 2011, were $208,000 and $298,000, respectively.

Product Warranty Expense

The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,400,000 and $2,300,000 as of January 31, 2012 and 2011, respectively.

Self-Insurance

In 2011 and 2010, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.50% in 2011 and 5.50% in 2010.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.

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

Shipping and Installation Fees

Revenues related to shipping and installation are included as revenue in net sales. Costs related to shipping and installations are included in operating expenses. For the fiscal years ended January 31, 2012, 2011 and 2010, shipping and installation costs of approximately $15,804,000, $16,884,000 and $16,380,000, respectively, were included in selling, general and administrative expenses.

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

2. New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition” (“ASC 605”) “Multiple Deliverable Arrangements”, which modifies the requirements for determining whether a deliverable in a multiple element arrangement can be treated as a separate unit of accounting by removing the criteria that objective and reliable evidence of fair value exists for the undelivered elements. The new guidance requires consideration be allocated to all deliverables based on their relative selling price using vendor specific objective evidence (VSOE) of selling price, if it exists; otherwise selling price is determined based on third-party evidence (TPE) of selling price. If neither VSOE nor TPE exist, management must use its best estimate of selling price (ESP) to allocate the arrangement consideration. The Company adopted this update effective February 1, 2011. The adoption of the amendments in ASU 2009-13 did not have a material impact on the consolidated financial position and the results of operations.

In January 2011, the FASB issued ASU, 2011-06, Improving Disclosures about Fair Value Measurements. ASU 2011-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2011-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2011-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. We adopted ASU 2011-06 on February 1, 2011, which only applies to our disclosures on the fair value of financial instruments held by the pension plans. The adoption of ASU 2011-06 did not have a material impact on our footnote disclosures. We have provided these disclosures in Note 4 below.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS , which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning February 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

3. Debt

Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2012	2011
Revolving credit line	$11,485	$6,496
Other	23	35

Total debt	11,508	6,531
Less current portion	5,497	12

Non-current portion	$6,011	$6,519

On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for the issuance of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible receivables, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 15 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

On the Closing Date, the Borrowers drew down approximately $9,800,000 under the Revolving Credit Facility to repay in full all indebtedness outstanding under its prior revolving facility governed by the Second Amended and Restated Credit Agreement dated as of March 12, 2008 (as amended, the “Prior Revolving Credit Agreement”) by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), and to pay fees and expenses related to the Credit Agreement. The Company intends to utilize the Revolving Credit Facility for liquidity and working capital purposes.

The Revolving Credit Facility bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate

Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC’s option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was in compliance with its covenants at January 31, 2012.

Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers’ manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions.

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC in its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.

The Company’s new line of credit with PNC is structured to provide seasonal credit availability during our peak summer season. The Company believes that this new facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $2,849,000 was available for borrowing as of January 31, 2012.

At January 31, 2011, the Company had outstanding borrowings of $6,496,000 pursuant to its Prior Revolving Credit Agreement with Wells Fargo Bank. The revolving line under its prior facility typically provided for advances of up to 80% on eligible accounts receivable and 20% — 60% on eligible inventory, subject to the specific terms of the facility. The advance rates fluctuated depending on the time of year and the types of assets. The interest rate was at prime or LIBOR plus 2.5%. The agreement had an unused commitment fee of 0.375%. Availability under the line was $11,116,000 at January 31, 2011.

Long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2013	$5,497
2014	6,011
2015	—
2016	—
2017	—
Thereafter	—

Management believes that the carrying value of debt approximated fair value at January 31, 2012 and 2011, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The descriptions set forth herein of the Revolving Credit Agreement and Prior Revolving Credit Agreement are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

4. Retirement Plans

Pension Plans

The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), the Virco Important Performers Retirement Plan (“VIP Plan”), and the Non-Employee Directors Retirement Plan (“Directors Plan”). The Company and its subsidiaries cover all employees under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employee Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $2,973,000 and $2,903,000 at January 31, 2012 and 2011, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split $ Life Insurance Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust. Benefit accruals under the VIP Plan were frozen effective December 31, 2003.

In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the Board, subject to the director providing 10 years of service to the Company. At January 31, 2012, the Directors Plan did not hold any assets. Benefit accruals under the Directors Plan were frozen effective December 31, 2003.

The annual measurement date for all plans for the fiscal years ended January 31, 2012, 2011, and 2010 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return and rate of increase in compensation.

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

Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2012 or 2011.

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

The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 75% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 80% stock and 20% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors’ performance is compared to the custom index as part of the evaluation of the investment advisors’ performance. The Retirement Plan Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance.

At January 31, 2012 and 2011, the amount of the plan assets invested in bond or short-term investment funds was 6% and 7%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock. It is the Company’s policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at level which is adequate to avoid significant restrictions to the Qualified Plan under the Pension Protection Act of 2006.

During 2011 two events significantly impacted the pension plans. The first event was a reduction in the discount rate utilized to calculate pension plan obligations. The reduction in discount rate caused the liability for pension obligations to increase by approximately $3.7 million, $1.4 million, and $26,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to Accumulated Other Comprehensive Income (“AOCI”). The second event was a $2.0 million settlement charge for the Employee Retirement Plan. As part of a restructuring plan, the Company offered early retirement benefits to all employees who voluntarily severed their employment with the Company. Although the early retirement benefit was paid in cash and did not include any additional benefits payable from a retirement plan, the benefit formula was structured to reward employees with significant years of service, the same employees who would have earned retirement benefits prior to the Employee Plan freeze in 2003. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. Because the VIP Plan and Director Plan do not allow lump sum payments, there was no similar settlement charge required.

Payments from the Employee Plan pension trust to plan participants are estimated to be $1,403,000 during the fiscal year ending January 31, 2013. It is anticipated that the Company will contribute approximately $1.9 million to the trust in 2012. Actual contributions will depend upon investment return on the plan assets. Payments made under the Employee Plan are made from the trust fund. It is anticipated that the Company will be required to contribute approximately $562,000 to the non-qualified plans during the fiscal year ending January 31, 2013. Payments made under the VIP Plan and Directors Plan are made by the Company.

The following table sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2012, and 2011:

	Employee Plan		VIP Plan		Directors Plan
	01/31/2012	01/31/2011	01/31/2012	01/31/2011	01/31/2012	01/31/2011

Change in Benefit Obligation
Benefit obligation at beg. of year	$27,080	$25,268	$6,529	$6,076	$450	$463
Service cost	—	—	—	—	—	—
Interest cost	1,370	1,406	379	350	23	25
Participant contributions	—	—	—	—	—	—
Amendments	—	—	—	—	—	—
Actuarial losses (gains)	5,537	1,880	1,622	561	7	(38)
Plan settlement	(3,791)	—	—	—	—	—
Benefits paid	(613)	(1,474)	(451)	(458)	—	—

Benefit obligation at end of year	$29,583	$27,080	$8,079	$6,529	$480	$450

Change in Plan Assets
Fair value at beg of year assets	$17,737	$16,192	$—	$—	$—	$—
Actual return on plan assets	(415)	2,338	—	—	—	—
Company contributions	1,890	681	451	458	—	—
Settlements	(3,791)	—	—	—	—	—
Benefits paid	(613)	(1,474)	(451)	(458)	—	—

Fair value at end of year	$14,808	$17,737	$—	$—	$—	$—

Funded Status
Unfunded status of the plan	$(14,775)	$(9,343)	$(8,079)	$(6,529)	$(480)	$(450)

Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(495)	(412)	(67)	(67)
Non-current liabilities	(14,775)	(9,343)	(7,584)	(6,117)	(413)	(383)

Accrued benefit cost	$(14,775)	$(9,343)	$(8,079)	$(6,529)	$(480)	$(450)

Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(14,775)	$(9,343)	$(8,079)	$(6,529)	$(480)	$(450)
Accumulated other comp. loss (gain)	16,195	12,226	1,571	1,115	(38)	(84)

Net amount recognized	$1,420	$2,883	$(6,508)	$(5,414)	$(518)	$(534)

Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$16,195	$12,226	$1,571	$1,115	$(38)	$(84)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—

	$16,195	$12,226	$1,571	$1,115	$(38)	$(84)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$7,060	$589	$1,622	$561	$7	$(38)
Prior service cost	—	—	—	—	—	—
Amortization of (loss) gain	(3,091)	(972)	(51)	—	39	31
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of initial asset	—	—	—	—	—	—

Total recognized in other	$3,969	$(383)	$1,571	$561	$46	$(7)

Comprehensive Income

Items to be Recognized as a Component of 2012 Periodic Pension Cost
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	1,423	1,050	205	51	—	(38)

	$1,423	$1,050	$205	$51	$—	$(38)

Supplemental Data
Projected benefit obligation	$29,583	$27,080	$8,079	$6,529	$480	$450
Accumulated benefit obligation	29,583	27,080	8,079	6,529	480	450
Fair value of plan assets	14,808	17,737	—	—	—	—

	Employee Plan		VIP Plan		Directors Plan
	01/31/2012	01/31/2011	01/31/2012	01/31/2011	01/31/2012	01/31/2011

Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,370	1,406	379	350	23	25
Expected return on plan assets	(1,107)	(1,048)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	3,091	972	51	—	(39)	(31)

Benefit cost	$3,354	$1,330	$430	$350	$(16)	$(6)

Estimated Future Benefit Payments
FYE 01-31-2013	$1,403		$495		$67
FYE 01-31-2014	1,319		488		62
FYE 01-31-2015	1,675		467		58
FYE 01-31-2016	1,703		455		53
FYE 01-31-2017	2,191		432		48
FYE 01-31-2018 to 2022	7,984		1,973		172

Total	$16,275		$4,310		$460

Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	4.50%	5.50%	4.50%	6.00%	4.50%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.50%	5.75%	6.00%	6.00%	5.50%	5.75%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Fair Value Measurements of Plan Assets

Employee Plan

	01/31/2012	01/31/2011

Level 1 Measurement
Cash & Cash Equivalents	$334	$245
Common Stock	3,538	3,673

Total Level 1	$3,872	$3,918

Level 2 Measurement
Bond Index Fund	$223	$395
Total Return Bond Fund	306	358
US Aggregate Bond Index Fund	288	436
Large Cap Growth Index Fund	3,652	3,750
Large Cap Value Index Fund	2,776	2,835
Russell 2000 Index Fund	1,380	3,253
International Equity Index Fund	1,111	2,131
Managed Investment Fund	632	661
Vanguard MSCI Emerging Markets Fund	568	—

Total Level 2	$10,936	$13,819

Level 3 Measurement
None	N/A	N/A

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2012 and 2011, the plan held 754,241 shares and 749,020 shares of Virco stock, respectively. For the fiscal years ended January 31, 2012, 2011 and 2010, there was no employer match and therefore no compensation cost to the Company.

Life Insurance

The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,134,000 and $3,063,000 at January 31, 2012 and 2011, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust. As of January 31, 2012 and 2011, the Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $5,978,000.

	01/31/2012	01/31/2011

Liability beginning of year	$1,964,000	$1,997,000
Accretion expense	110,000	104,000
Present value of death benefits paid	—	(137,000)

Liability end of year	$2,074,000	$1,964,000

5. Stock-Based Compensation and Stockholders’ Rights

Stock Incentive Plans

The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 68,960 awards during fiscal 2011. As of January 31, 2012, there were approximately 131,200 shares available for future issuance under the 2007 Plan.

The 1997 Plan expired in 2007 and there were no unexercised options outstanding at January 31, 2012. Stock options awarded to employees under the 1997 Plan had to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

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

Accounting for the Plans

A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	12,100	$8.82	12,100	$8.82	102,869	$10.79
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(12,100)	—	—	—	(90,769)	11.06

Outstanding at end of year	—	—	12,100	8.82	12,100	8.82

Exercisable at end of year	—	—	12,100	8.82	12,100	8.82

The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Restricted Stock Unit Awards

The following table presents a summary of restricted stock and stock unit awards:

	Expense for 12 months ended			Unrecognized Compensation Cost at
	1/31/2012	1/31/2011	1/31/2010	1/31/2012
2007 Plan

68,960 Grants of Restricted Stock, issued 6/21/2011, vesting over 1 year	$133,000	$—	$—	$66,000

56,455 Grants of Restricted Stock, issued 6/8/2010, vesting over 1 year	58,000	116,000	—	—

382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	235,000	268,000	178,000	527,000

49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	—	58,000	116,000	—

262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	309,000	357,000	357,000	99,000

35,644 Grants of Restricted Stock, issued 6/17/2008, vesting over 1 year	—	—	58,000	—

1997 Plan

270,000 Restricted Stock Units, issued 6/30/2004, vesting over 5 years	—	—	147,000	—

Totals for the period	$735,000	$799,000	$856,000	$692,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2012		2011		2010
	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units

Outstanding at beginning of year	467,455	$4.19	589,854	$4.38	296,644	$6.59
Granted	68,960	2.89	56,455	3.10	432,354	3.51
Vested	(178,455)	4.29	(178,854)	4.47	(139,144)	3.52
Forfeited	(67,000)	4.31	—		—

Outstanding at end of year	290,960	3.80	467,455	4.19	589,854	4.38

Weighted-average fair value of restricted stock units granted during the year		$2.89		$3.10		$3.51

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

6. Comprehensive Loss

Comprehensive loss was $19,389,000, $17,765,000 and $914,000 for the years ended January 31, 2012, 2011 and 2010, respectively. Accumulated other comprehensive loss at January 31, 2012 and 2011, is composed of minimum pension liability adjustments.

7. Income Taxes

The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
			As Adjusted
	2012	2011	2010

Statutory	$(4,674)	$(2,920)	$(493)
State taxes (net of federal tax)	(799)	(445)	61
Change in valuation allowance	6,043	13,989	(437)
State rate adjustment	(288)	(1,365)	(12)
Other	(227)	(252)	155

	$55	$9,007	$(726)

Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	Year ended January 31,
	2012	2011	As Adjusted 2010

Current
Federal	$—	$(459)	$(17)
State	(173)	(393)	207

	(173)	(852)	190
Deferred
Federal	(4,581)	(3,482)	(413)
State	(1,235)	(648)	(66)

	(5,816)	(4,130)	(479)
Change in Valuation Allowance	6,044	13,989	(437)

	228	9,859	(916)

	$55	$9,007	$(726)

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	Year ended January 31,
	2012	2011

Deferred tax assets
Accrued vacation and sick leave	$879	$1,009
Retirement plans	9,820	7,110
Insurance reserves	1,183	1,113
Warranty	595	996
Net operating loss carryforwards	11,255	6,609
Intangibles	338	397
Inventory	146	—
Other	1,486	1,551

	$25,702	$18,785
Deferred tax liabilities
Tax in excess of book depreciation	$(1,793)	$(2,187)
Inventory	—	(732)
Other	(71)	(111)

	$(1,864)	$(3,030)

Valuation allowance	(22,859)	(14,548)

Net deferred tax asset	$979	$1,207

Reported as:
Current deferred tax liabilities	$(1,221)	$(1,398)
Long-term deferred tax assets	2,200	2,605

The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2010 to January 31, 2012 (in thousands):

	January 31,
	2012	2011

Balances as of February 1,	$406	$636
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	(18)
Increases related to current year tax positions	—	—
Decreases related to lapsing of statue of limitations	(135)	(212)

Balance as of January 31,	$271	$406

At January 31, 2012, the Company’s unrecognized tax benefits associated with uncertain tax positions were $271,000, of which $179,000 if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $217,000 at January 31, 2012, and $315,000 at January 31, 2011. The Company is currently under IRS examination for its tax return for the year ended January 31, 2011. The years ended January 31, 2010 and January 31, 2012 remain open for examination by the IRS. The years ended January 31, 2008 through January 31, 2012 remain open for examination by state tax authorities. The Company is not currently under state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2012, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the year ended January 31, 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets totaling $22,859,000 and $14,548,000 at January 31, 2012 and 2011, respectively. At January 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $21,980,000 at January 31, 2012. State net operating losses that can potentially be carried forward totaled approximately $45,785,000 at January 31, 2012.

8. Commitments

The Company has operating leases on real property and equipment that expire at various dates. The Torrance, CA manufacturing and distribution facility is leased under a 5-year operating lease that expires on February 28, 2015. One of the Conway, AR manufacturing facilities is leased under a 10-year operating lease that expires on March 31, 2018. The Company leases machinery and equipment under a 5-year operating lease arrangement. The Company has the option of buying out the assets at the end of the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2012, are as follows:

Year ending January 31,
2013	$6,016
2014	5,803
2015	5,388
2016	1,146
2017	479
Thereafter	559

Total minimum lease payments	19,391
Less sublease revenues	(708)

$18,683

Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2012	$6,619
2011	7,372
2010	8,258

The Company has issued purchase commitments for raw materials at January 31, 2012, of approximately $14,777,000. There were no commitments in excess of normal operating requirements.

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

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), for remediation costs associated with waste disposal sites previously used by it. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. The Company reserves amounts for such matters when expenditures are probable and reasonably estimable. At January 31, 2011 the Company had reserves of $138,000 for such environmental contingencies. During the year ended January 31, 2012 the Company reached an agreement to settle the liability for $138,000.

The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,915,000 and $2,770,000 at January 31, 2012 and 2011, respectively, based upon the Company’s estimated payout period of five years using a 4.5% and 5.5% discount rate, respectively.

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

Year ending January 31,
2012	$710
2013	600
2014	600
2015	600
2016	600

Total	3,110
Discount to net present value	(195)

$2,915

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

10. Warranty

The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 and 2011 due to the Company’s decision to replace a component on a certain style of chair. These replacements were completed during 2011 at a cost less than originally anticipated as the Company was able to perform field repairs at a favorable cost rather than incurring replacement costs. The repair / replacement of this component was not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2011. The following is a summary of the Company’s warranty-claim activity during 2011 and 2010.

	January 31,
(In thousands)	2012	2011
Beginning balance	$2,300	$1,675
Provision	(64)	1,519
Costs incurred	(836)	(894)

Ending balance	$1,400	$2,300

11. Subsequent Events

The Company has evaluated events subsequent to January 31, 2012, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no other subsequent events occurred that require recognition or additional disclosure in the financial statements.

12. Quarterly Results (Unaudited)

Fiscal year ended January 31, 2011 data has been modified to reflect our fourth quarter 2010 change in accounting principle for our method of accounting for inventory. The Company’s quarterly results for the years ended January 31, 2012 and 2011 as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
Year ended January 31, 2012
Net sales	$24,256	$62,817	$53,074	$26,294
Gross profit	6,778	19,882	16,041	5,457
Net (loss) income	(5,400)	2,732	(3,299)	(7,836)

Per common share
Net (loss) income (a)
Basic	$(0.38)	$0.19	$(0.23)	$(0.55)
Assuming dilution	(0.38)	0.19	(0.23)	(0.55)

Year ended January 31, 2011
Net sales	$24,860	$72,363	$60,779	$22,993
Gross profit	6,271	22,972	17,193	4,938
Net (loss) income	(5,081)	4,037	154	(16,704)

Per common share
Net (loss) income (a)
Basic	$(0.36)	$0.28	$0.01	$(1.18)
Assuming dilution	(0.36)	0.28	0.01	(1.18)

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting”.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2012.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:

VIRCO MFG. CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED JANUARY 31, 2012, 2011 AND 2010

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2012	$200	$187	$37	$350
January 31, 2011	$200	$79	$79	$200
January 31, 2010	$200	$127	$127	$200

Inventory valuation reserve for the period ended, as adjusted:
period ended:
January 31, 2012	$3,750	$150	$—	$3,900
January 31, 2011	$3,500	$250	$—	$3,750
January 31, 2010	$3,150	$350	$—	$3,500

Warranty reserve for the period ended:
January 31, 2012	$2,300	$(64)	$836	$1,400
January 31, 2011	$1,675	$1,519	$894	$2,300
January 31, 2010	$1,950	$710	$985	$1,675

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2012	$2,770	$145	$—	$2,915
January 31, 2011	$2,614	$156	$—	$2,770
January 31, 2010	$2,345	$269	$—	$2,614

Deferred tax valuation allowance for the period ended:
January 31, 2012	$14,548	$8,311	$—	$22,859
January 31, 2011	$490	$14,058	$—	$14,548
January 31, 2010	$927	$269	$706	$490

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

VIRCO MFG. CORPORATION

Date: April 25, 2012	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer), Director	April 25, 2012

/s/ Douglas A. Virtue	Executive Vice President, Director	April 25, 2012
Douglas A. Virtue

/s/ Robert E. Dose	Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 25, 2012
Robert E. Dose

/s/ Bassey Yau Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 25, 2012

/s/ Donald S. Friesz	Director	April 25, 2012
Donald S. Friesz

/s/ Thomas J. Schulte	Director	April 25, 2012
Thomas J. Schulte

/s/ Robert K. Montgomery	Director	April 25, 2012
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 25, 2012
Albert J. Moyer

/s/ Glen D. Parish	Director	April 25, 2012
Glen D. Parish

/s/ Donald A. Patrick	Director	April 25, 2012
Donald A. Patrick

/s/ James R. Wilburn	Director	April 25, 2012
James R. Wilburn

/s/ William L. Beer	Director	April 25, 2012
William L. Beer

VIRCO MFG. CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

for the Year Ended January 31, 2012

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 1 to the Company’s Form 8-A12B (Commission File No. 001-08777), filed with the Commission on June 18, 2007).

3.2	Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 14, 2001).

3.3	First Amendment to Amended and Restated Bylaws of the Company dated October 25, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-08777), filed with the Commission on October 31, 2007).

3.4	Second Amendment to Amended and Restated Bylaws of the Company dated February 15, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-08777), filed with the Commission on February 22, 2011).

4.1	Rights Agreement dated as of October 18, 1996, by and between the Company and Mellon Investor Services (as assignee of The Chase Manhattan Bank), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Form S-8 Registration Statement (Commission File No. 001-08777), filed with the Commission on October 25, 1996).

4.2	Amendment dated as of April 30, 2007, by and between the Company and Mellon Investor Services LLC to the Rights Agreement by and between the Company and The Chase Manhattan Bank dated as of October 18, 1996 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 8, 2007).

10.1	Form of Virco Mfg. Corporation Employee Stock Ownership Plan (the “ESOP”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.2	Trust Agreement for the ESOP (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.3	Form of Registration Rights Agreement for the ESOP (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 25, 1993).

10.5	1993 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (Commission File No. 33-65098), filed with the Commission on June 1993).

10.6	Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.15	Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.16	Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.17	Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.18	Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.19	Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

Exhibit Number	Description
10.20	Second Amended and Restated Credit Agreement, dated as of March 12, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.21	Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.22	Master Reaffirmation Agreement dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.23	Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.24	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.25	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K filed with the Commission on April 16, 2009).

10.26	Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.27	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2009).

10.28	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of April 28, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 7, 2011).

10.29	Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of July 30, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 10, 2011).

10.30	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 29, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on December 9, 2011).

10.31	Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of January 31, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10K filed with the Commission on April 15, 2011).

10.32	Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of May 31, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 9, 2011).

10.33	Separation Agreement and General Release of Claims between Virco Mfg. Corporation and Larry O. Wonder, dated May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 9, 2011).

10.34	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

Exhibit Number	Description
10.35	Separation Agreement between Virco Mfg. Corporation and Lori Swafford, dated September 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on December 15, 2011).

10.36	Revolving Credit and Security Agreement dated as of December 22, 2011 by and among Virco Mfg. Corporation and Virco Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 22, 2011).

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.