Form 10-Q
period 2012-04-30
VIRCO MFG CORPORATION
filed 2012-06-11
CIK 751365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Common Stock, $.01 par value — 14,377,393 shares as of May 15, 2012.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2012	1/31/2012	4/30/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets

Current assets
Cash	$1,958	$2,897	$768
Trade accounts receivables, net	9,008	12,743	10,038
Other receivables	76	401	51
Income tax receivable	316	324	345

Inventories
Finished goods, net	11,492	6,273	13,926
Work in process, net	18,548	10,623	24,796
Raw materials and supplies, net	9,871	10,895	12,778

	39,911	27,791	51,500
Prepaid expenses and other current assets	2,612	1,652	2,020

Total current assets	53,881	45,808	64,722

Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	1,213	1,213	1,437
Buildings and building improvements	47,797	47,797	47,797
Machinery and equipment	120,479	120,181	119,598
Leasehold improvements	2,549	2,549	2,699

	173,709	173,411	173,202
Less accumulated depreciation and amortization	135,370	134,203	131,637

Net property, plant and equipment	38,339	39,208	41,565
Deferred tax assets, net	2,195	2,200	2,596
Other assets	6,982	7,009	6,407

Total assets	$101,397	$94,225	$115,290

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2012	1/31/2012	4/30/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities

Current liabilities
Accounts payable	$15,345	$11,684	$15,549
Accrued compensation and employee benefits	3,616	3,797	4,256
Current portion of long-term debt	12,276	5,497	11,652
Deferred tax liability	1,221	1,221	1,398
Other accrued liabilities	5,543	4,641	6,204

Total current liabilities	38,001	26,840	39,059

Non-current liabilities
Accrued self-insurance retention	2,508	1,915	2,564
Accrued pension expenses	25,169	25,069	17,942
Income tax payable	496	488	731
Long-term debt, less current portion	6,008	6,011	7,500
Other accrued liabilities	2,924	3,006	3,004

Total non-current liabilities	37,105	36,489	31,741

Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued 14,377,393 at 04/30/2012, 14,354,046 shares at 01/31/2012 and 14,204,998 at 04/30/2011	144	144	142
Additional paid-in capital	115,288	115,060	114,109
Accumulated deficit	(73,813)	(68,980)	(60,019)
Accumulated other comprehensive loss	(15,328)	(15,328)	(9,742)

Total stockholders’ equity	26,291	30,896	44,490

Total liabilities and stockholders’ equity	$101,397	$94,225	$115,290

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

	Three months ended
	4/30/2012	4/30/2011
	(In thousands, except share data)
Net sales	$23,668	$24,256
Costs of goods sold	16,701	17,478

Gross profit	6,967	6,778
Selling, general, administrative & other expenses	11,529	11,936
Interest expense	255	214

Loss before income taxes	(4,817)	(5,372)
Income tax expense	16	28

Net loss	$(4,833)	$(5,400)

Net loss per common share—Basic and diluted	$(0.34)	$(0.38)

Weighted average shares outstanding—Basic and diluted	14,296	14,205

Dividend declared per common share
Cash	$—	$0.05

(a)	Net loss per share for the three months ended April 30, 2012 and April 30, 2011 was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Unaudited (Note 1)

	Three months ended
	4/30/2012	4/30/2011
	(In thousands)

Net loss	$(4,833)	$(5,400)

Other comprehensive loss	—	—

Comprehensive loss	$(4,833)	$(5,400)

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

	Three months ended
	4/30/2012	4/30/2011
	(In thousands)
Operating activities
Net loss	$(4,833)	$(5,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	1,299
Provision for doubtful accounts	(35)	15
Deferred income taxes	5	18
Stock based compensation	260	199

Changes in operating assets and liabilities
Trade accounts receivable	3,770	409
Other receivables	325	117
Inventories	(12,120)	(16,130)
Income taxes	16	22
Prepaid expenses and other assets	(961)	(401)
Accounts payable and accrued liabilities	4,984	7,609

Net cash used in operating activities	(7,394)	(12,243)

Investing activities
Capital expenditures	(325)	(803)

Net cash used in investing activities	(325)	(803)

Financing activities
Issuance of debt	18,276	19,172
Repayment of debt	(11,496)	(6,531)
Cash dividends paid	—	(356)

Net cash provided by financing activities	6,780	12,285
Net decrease in cash	(939)	(761)
Cash at beginning of period	2,897	1,529

Cash at end of period	$1,958	$768

Non cash disclosures:
Cash dividends declared but not paid	$—	$355

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The balance sheet at January 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. New Accounting Standards

In January 2011, the FASB issued Accounting Standards Update (ASU), 2011-06, “Improving Disclosures about Fair Value Measurements.” ASU 2011-06 amends the Fair Value Measurements and Disclosures Topic to require additional disclosure and clarify existing disclosure requirements about fair value measurements. ASU 2011-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. ASU 2011-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which are effective for fiscal years beginning after December 15, 2011, and for interim periods within those fiscal years. We adopted ASU 2011-06 on February 1, 2011, which only applies to our disclosures on the fair value of financial instruments held by the pension plans. The adoption of ASU 2011-06 did not have a material impact on our footnote disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, consecutive statements. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning February 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

Note 5. Debt

The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to a Revolving Credit and Security Agreement (the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender ( “PNC”).

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% on eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 15 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was in compliance with its covenants at April 30, 2012.

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

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.

At April 30, 2012, availability under the Revolving Credit Facility was $11,311,000. Management believes that the carrying value of debt approximated fair value at April 30, 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The description set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement, which has been filed with the Commission.

Note 6. Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2012. The effective tax rate for both quarters was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.

The Company is currently under IRS examination for its tax return for the year ended January 31, 2011. The years ended January 31, 2010 and January 31, 2012 remain open for examination by the IRS. The years ended January 31, 2008 through January 31, 2012 remain open for examination by state tax authorities. The Company is not currently under state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of April 30, 2012, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Loss per Share

	Three Months Ended
	4/30/2012	4/30/2011
	(In thousands, except per share data)
Numerators:
Numerator for both basic and diluted net loss per share	$(4,833)	$(5,400)

Denominators:
Denominator for basic net loss per share weighted-average common shares outstanding	14,296	14,205

Potentially dilutive shares from stock option plans	—	—

Denominator for diluted net loss per share	14,296	14,205

Net loss per share - basic and diluted	$(0.34)	$(0.38)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2012 and 2011, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2012 and 2011, was 39,000 and 140,000, respectively.

Note 8. Stock Based Compensation

Stock Incentive Plans

The Company’s two stock plans are the 2007 Employee Stock Incentive Plan (the “2007 Plan”) and the 1997 Employee Incentive Stock Plan (the “1997 Plan”). Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 40,000 awards during the first quarter of 2012. As of April 30, 2012, there were approximately 91,200 shares available for future issuance under the 2007 Plan.

The 1997 Plan expired in 2007 and there were no unexercised options outstanding under the 1997 Plan at April 30, 2012. Stock options awarded to employees under the 1997 Plan had to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

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

Restricted Stock and Stock Unit Awards

Accounting for the Plans

The following table presents a summary of restricted stock and stock unit awards at April 30, 2012 and 2011:

			Unrecognized
	Expense for 3 months ended		Compensation Cost at
	4/30/2012	4/30/2011	4/30/2012
2007 Plan
40,000 Grants of Restricted Stock, issued 3/21/2012, vesting immediately	$80,000	$—	$—
68,960 Grants of Restricted Stock, issued 6/21/2011, vesting over 1 year	50,000	—	17,000
56,455 Grants of Restricted Stock, issued 6/8/2010, vesting over 1 year	—	43,000	—
382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	56,000	67,000	470,000
262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	74,000	89,000	25,000

Totals for the period	$260,000	$199,000	$512,000

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

Note 9. Comprehensive Loss and Stockholders’ Equity

Comprehensive loss for the three months ended April 30, 2012 and 2011 was the same as net loss reported on the Statements of Operations. Accumulated other comprehensive loss at April 30, 2012 and 2011 and January 31, 2012 is composed of minimum pension liability adjustments.

During the three months ended April 30, 2012, the Company did not repurchase any shares of its common stock. As of April 30, 2012, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors. Pursuant to the Company’s Credit Agreement with PNC, however, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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

The net periodic pension costs (income) for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended April 30,
					Non-Employee Directors
	Employees Retirement Plan		VIP Retirement Plan		Retirement Plan
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	325	360	88	95	5	6
Expected return on plan assets	(245)	(289)	—	—	—	—
Amortization of prior service cost	—	—	51	13	—	—
Recognized net actuarial (gain) or loss	360	262	—	—	—	(10)

Net periodic pension cost (benefit)	$440	$333	$139	$108	$5	$(4)

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

The following is a summary of the Company’s warranty claim activity for the three months ended April 30, 2012 and 2011 (in thousands):

	April 30,
	2012	2011
Beginning balance	$1,400	$2,300
Provision	111	82
Costs incurred	(111)	(232)

Ending balance	$1,400	$2,150

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

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended April 30, 2012, the Company incurred a pre-tax loss of $4,817,000 on net sales of $23,668,000 compared to a pre-tax loss of $5,372,000 on net sales of $24,256,000 in the same period last year.

Net sales for the three months ended April 30, 2012 decreased by $588,000, a 2.4% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume, offset by a modest increase in selling prices. The Company began the quarter with a backlog that was approximately $3.2 million (18.4%) less than at the start of the first quarter last year. Unit volume continues to be adversely impacted by the funded status of public schools. Incoming orders for the quarter increased by approximately 3.5% compared to the comparable quarter of the prior year. Backlog at April 30, 2012 decreased by approximately 3.7% compared to April 30, 2011.

As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2012 (“Form 10-K”), the Company implemented a voluntary early retirement program in the third quarter of 2011 in an effort to bring its cost structure in line with decreased revenues. Combined with normal attrition of employees that were not replaced, the Company began the first quarter of 2012 with 21% fewer employees than at the beginning of the first quarter of 2011. The reduction in headcount was concentrated in manufacturing, and included both direct labor and indirect positions. It is the intent of the Company to meet the seasonal demand for production and distribution through more aggressive use of temporary seasonal workers. During the first quarter, the Company reduced production levels by approximately 25% compared to the first quarter last year. This had an adverse impact on factory overhead absorption, but due to reduced levels of spending, the unabsorbed overhead variance only increased by approximately $100,000. Because the Company started the year with lower levels of inventory, and because the Company produced less inventory during the first quarter of 2012 compared to the first quarter of 2011, inventory levels at April 30, 2012 were approximately $11.6 million or 22.5% lower than at April 30, 2011. Order rates for the first quarter of 2012 were approximately 3.5% greater than the first quarter of the prior year. If order rates continue to exceed the prior year, the Company will be required to hire additional temporary workers and increase production levels during the second and third quarters of 2012.

Gross margin as a percentage of sales increased to 29.4% for the three months ended April 30, 2012 compared to 27.9% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices, a reduction in factory spending as discussed above, offset by a reduction in manufacturing overhead absorption.

Selling, general and administrative expenses for the three months ended April 30, 2012, decreased by approximately $407,000 compared to the same period last year, and decreased as a percentage of sales by 0.5%. The decrease in selling, general and administrative expenses was attributable to the reduction in headcount from the early retirement program and attrition offset slightly by increased retirement plan expenses. The reduction in headcount was primarily in warehouse, G&A, and sales overhead positions. The size of the direct sales force and sales related expenditures was largely unaffected by the prior’s year restructuring activities.

In the first quarter of 2012 the Company did not record an income tax benefit. During the fourth quarter of 2011 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.

Interest expense increased by approximately $41,000 for the three months ended April 30, 2012, compared to the same period last year. The increase was primarily due to higher average loan balances under the Company’s credit facility with PNC Bank, National Association (“PNC”).

Liquidity and Capital Resources

Accounts receivable werelower at April 30, 2012 than at April 30, 2011, due to a slight reduction in sales and a slight reduction in days sales outstanding. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with nearly $7,600,000 less inventory than in the prior year. During the quarter, the Company increased inventory by approximately $12,120,000 compared to January 31, 2012. This increase was less than the $16,130,000 increase in 2011, and because the Company started the year with substantially less inventory, at the end of the first quarter inventory was approximately $11,600,000 less compared to April 30, 2011. The increase in inventory during the first quarter of 2012 compared to January 31, 2012, was financed through the Company’s credit facility with PNC.

Borrowings under the Company’s revolving line of credit with PNC at April 30, 2012, decreased by approximately $875,000 compared to borrowings under the Wells Fargo Bank line of credit at April 30, 2011, primarily due to decreased levels of inventory. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2012, which is less than the Company’s anticipated depreciation expense. Capital spending for the three months ended April 30, 2012 was $325,000 compared to $803,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with PNC and operating cash flow.

Net cash used in operating activities for the three months ended April 30, 2012, was $7,394,000 compared to $12,243,000 for the same period last year. The decrease in cash used was primarily attributable to a reduction in the amount of inventory produced, and increase in the collection of receivables, a decrease in the pre-tax loss for the quarter and a decrease in accounts payable and accrued liabilities.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $11,311,000 was available for borrowing as of April 30, 2012.

Off Balance Sheet Arrangements

During the three months ended April 30, 2012, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Form 10-K for the fiscal year ended January 31, 2012.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2012.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to that certain Revolving Credit and Security Agreement (the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender (“PNC”).

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% on eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 15 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the

Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was in compliance with its covenants at April 30, 2012.

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

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.

At April 30, 2012, availability under the Revolving Credit Facility was $11,311,000. Management believes that the carrying value of debt approximated fair value at April 30, 2012 and 2011, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The descriptions set forth herein of the Credit Agreement is qualified in its entirety by the terms of the Credit Agreement, which has been filed with the Commission.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Principal Executive Officer along with the Company’s Principal Financial Officer concluded that, subject to the limitations noted in Part I, Item 4, the Company’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for the period ended January 31, 2012.

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of April 30, 2012, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the first quarter of 2012. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

In addition, pursuant to the terms of the Company’s Credit Agreement with PNC, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in the Company’s Credit Agreement, no dividends will be paid by the Company to its stockholders.

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

VIRCO MFG. CORPORATION

Date: June 11, 2012	By:	/s/ Robert E. Dose
Robert E. Dose Vice President — Finance