Form 10-Q
period 2012-07-31
VIRCO MFG CORPORATION
filed 2012-09-14
CIK 751365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

Common Stock, $.01 par value — 14,550,371 shares as of September 10, 2012.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2012	1/31/2012	7/31/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$3,347	$2,897	$1,521
Trade accounts receivable, net	32,570	12,743	34,781
Other receivables	41	401	33
Income tax receivable	298	324	351

Inventories:
Finished goods, net	14,439	6,273	14,510
Work in process, net	13,718	10,623	15,287
Raw materials and supplies, net	9,527	10,895	13,712

	37,684	27,791	43,509

Prepaid expenses and other current assets	1,897	1,652	1,829

Total current assets	75,837	45,808	82,024

Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,213	1,213	1,214
Buildings and building improvements	47,794	47,797	47,796
Machinery and equipment	119,591	120,181	119,432
Leasehold improvements	2,456	2,549	2,533

	172,725	173,411	172,646

Less accumulated depreciation and amortization	134,892	134,203	131,825

Net property, plant and equipment	37,833	39,208	40,821

Deferred tax assets, net	2,005	2,200	2,573
Other assets	6,972	7,009	6,408

Total assets	$122,647	$94,225	$131,826

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2012	1/31/2012	7/31/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities:
Accounts payable	$18,596	$11,684	$18,565
Accrued compensation and employee benefits	4,051	3,797	4,018
Current portion of long-term debt	20,843	5,497	28,304
Deferred tax liability	1,221	1,221	1,398
Other accrued liabilities	7,620	4,641	8,077

Total current liabilities	52,331	26,840	60,362

Non-current liabilities:
Accrued self-insurance retention	2,281	1,915	2,619
Accrued pension expenses	25,248	25,069	17,902
Income tax payable	505	488	740
Long-term debt, less current portion	6,000	6,011	—
Other accrued liabilities	2,836	3,006	2,941

Total non-current liabilities	36,870	36,489	24,202

Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; Issued 14,550,371 shares at 7/31/2012; 14,354,046 shares at 1/31/12; and 14,354,046 shares at 7/31/2011	145	144	143
Additional paid-in capital	115,388	115,060	114,706
Accumulated deficit	(66,759)	(68,980)	(57,845)
Accumulated comprehensive loss	(15,328)	(15,328)	(9,742)

Total stockholders’ equity	33,446	30,896	47,262

Total liabilities and stockholders’ equity	$122,647	$94,225	$131,826

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

	Three months ended
	7/31/2012	7/31/2011
	(In thousands, except per share data)
Net sales	$60,392	$62,817
Costs of goods sold	37,525	42,935

Gross profit	22,867	19,882

Selling, general and administrative expenses	15,145	16,714
Interest expense	463	393

Income before income taxes	7,259	2,775
Income tax provision	206	43

Net income	$7,053	$2,732

Net income per common share:
Basic	$0.49	$0.19
Diluted	$0.49	$0.19

Weighted average shares outstanding:
Basic	14,369	14,274
Diluted	14,395	14,292

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited (Note 1)

	Six months ended
	7/31/2012	7/31/2011
	(In thousands, except per share data)
Net sales	$84,060	$87,073
Costs of goods sold	54,226	60,413

Gross profit	29,834	26,660

Selling, general and administrative expenses	26,674	28,650
Interest expense	718	607

Income (loss) before income taxes	2,442	(2,597)
Provision for income taxes	222	71

Net income (loss)	$2,220	$(2,668)

Dividend declared
Cash	$—	$0.05

Net income (loss) per common share (a) :
Basic	$0.15	$(0.19)
Diluted	$0.15	$(0.19)

Weighted average shares outstanding:
Basic	14,333	14,240
Diluted	14,358	14,240

(a)	Net income per share for the six months ended July 31, 2012 was calculated based on diluted shares outstanding. Net loss per share for the six months ended July 31, 2011 was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited (Note 1)

	Three months ended
	7/31/2012	7/31/2011
	(In thousands)
Net Income	$7,053	$2,732
Other comprehensive income (loss)	—	—

Comprehensive income	$7,053	$2,732

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited (Note 1)

	Six months ended
	7/31/2012	7/31/2011
	(In thousands)
Net Income (loss)	$2,220	$(2,668)
Other comprehensive income (loss)	—	—

Comprehensive income (loss)	$2,220	$(2,668)

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited (Note 1)

	Six months ended
	7/31/2012	7/31/2011
	(In thousands)
Operating activities

Net income (loss)	$2,220	$(2,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,278	2,583
Provision for doubtful accounts	(20)	30
(Gain) loss on sale of property, plant and equipment	(1)	—
Deferred income taxes	195	49
Stock based compensation	415	381

Changes in operating assets and liabilities:
Trade accounts receivable	(19,807)	(24,349)
Other receivables	360	135
Inventories	(9,894)	(8,139)
Income taxes	43	16
Prepaid expenses and other current assets	(245)	(210)
Accounts payable and accrued liabilities	10,456	12,423

Net cash used in operating activities	(14,000)	(19,749)

Investing activities
Capital expenditures	(902)	(1,340)
Proceeds from sale of property, plant and equipment	2	1

Net cash used in investing activities	(900)	(1,339)

Financing activities
Proceeds from long-term debt	28,423	29,245
Repayment of long-term debt	(13,075)	(7,455)
Common stock issued	2	—
Cash dividend paid	—	(710)

Net cash provided by financing activities	15,350	21,080

Net increase (decrease) in cash	450	(8)
Cash at beginning of period	2,897	1,529

Cash at end of period	$3,347	$1,521

See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The balance sheet at January 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. New Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

Note 5. Debt

The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender ( “PNC”). The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% on eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was not in compliance with the minimum EBITDA covenant at July 31, 2012. The Company has obtained a waiver for such non compliance.

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

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any specific covenants, violate any representation or warranty or suffer deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. The Company anticipates that it will be in compliance with the minimum monthly EBITDA covenants for the balance of the year, but there can be no assurance that the Company will meet these covenants.

On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1st through July 14th of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which reduced the minimum required EBITDA amount contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the credit agreement which among other things, reduced the minimum required EBITDA amount contained therein for each measurement period from July 2012 through January 2013 and reduced the minimum required tangible net worth amount contained therein for the measurement periods ending on October 31, 2012 and January 31, 2012.

At July 31, 2012, availability under the Revolving Credit Facility was $20,851,000. Management believes that the carrying value of debt approximated fair value at July 31, 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The description set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2 and Amendment No. 3 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

Note 6. Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2012. The effective tax rate for both quarters was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.

The Company is currently under IRS examination for its tax return for the year ended January 31, 2011. The years ended January 31, 2010 and January 31, 2012 remain open for examination by the IRS. The years ended January 31, 2008 through January 31, 2012 remain open for examination by state tax authorities. The Company is not currently under state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of July 31, 2012, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2012	7/31/2011	7/31/2012	7/31/2011
	(In thousands, except per share data)
Net income (loss)	$7,053	$2,732	$2,220	$(2,668)

Average shares outstanding	14,369	14,274	14,333	14,240
Net effect of dilutive stock options based on the treasury stock method using average market price	26	18	25	—

Totals	14,395	14,292	14,358	14,240

Net income (loss) per share - basic	$0.49	$0.19	$0.15	$(0.19)
Net income (loss) per share - diluted	$0.49	$0.19	$0.15	$(0.19)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at July 31, 2011, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the six months ended July 31, 2011, was 22,000.

Note 8. Stock Based Compensation

Stock Incentive Plans

The Company’s two stock plans are the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. The 2007 Plan similarly allows for the issuance of up to 1,000,000 shares. As of July 31, 2012, only 448,750 and 13,075 shares remained available for issuance under the 2011 Plan and 2007 Plan, respectively. Restricted stock or stock units awarded under both Plans are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.

There were no unexercised options outstanding under the 2011 Plan or the 2007 Plan at July 31, 2012. Stock options awarded to employees under the both Plans have to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.

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

Restricted Stock and Stock Unit Awards

Accounting for the Plans

The following table presents a summary of restricted stock and stock unit awards at July 31, 2012 and 2011:

							Unamortized
							Compensation
Date of	Units	Terms of	Expense for 3 months ended		Expense for 6 months ended		Cost at
Grants	Granted	Vesting	7/31/2012	7/31/2011	7/31/2012	7/31/2011	7/31/2012
2011 Stock Incentive Plan
6/19/2012	31,250	1 year	$8,286	$—	$8,286	$—	$41,429
6/19/2012	520,000	5 year	28,000	—	28,000	—	804,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	20,714	—	20,714	—	103,571
3/21/2012	40,000	Immediate	—	—	80,000	—	—
6/21/2011	68,960	1 year	17,000	33,000	67,000	33,000	—
6/8/2010	56,455	1 year	—	15,000	—	58,000	—
6/16/2009	382,500	5 year	56,000	58,000	113,000	125,000	414,000
6/19/2007	262,500	5 year	24,000	75,000	98,000	165,000	—

			$154,000	$181,000	$415,000	$381,000	$1,363,000

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

Note 9. Stockholders’ Equity

During the six months ended July 31, 2012, the Company did not repurchase any shares of its common stock. As of July 31, 2012, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors. Pursuant to the Company’s Credit Agreement with PNC, however, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

Note 10. Retirement Plans

The Company and its subsidiaries cover employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). Benefits under the Employees Retirement Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003.

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

The net periodic pension costs (income) for the Employees Retirement Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and six months ended July 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended July 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	325	360	88	95	5	6
Expected return on plan assets	(245)	(289)	—	—	—	—

Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss or (gain)	360	262	51	13	—	(10)

Net periodic pension cost (income)	$440	$333	$139	$108	$5	$(4)

	Six Months Ended July 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	650	720	176	190	10	12
Expected return on plan assets	(490)	(578)	—	—	—	—

Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss or (gain)	720	524	102	26	—	(20)

Net periodic pension cost (income)	$880	$666	$278	$216	$10	$(8)

Note 11. Warranty Accrual

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

The following is a summary of the Company’s warranty claim activity for the three and six months ended July 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2012	7/31/2011	7/31/2012	7/31/2011
	(In thousands)
Beginning accrued warranty balance	$1,400	$2,150	$1,400	$2,300
Provision	88	276	199	348
Costs incurred	(188)	(626)	(299)	(848)

Ending accrued warranty balance	$1,300	$1,800	$1,300	$1,800

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

On September 12, 2012, the Company entered into Amendment No. 3 (“Amendment No. 3”) which reduced the minimum EBITDA financial covenant contained therein for the months from July 2012 through January 2013 from $6,894,000 to $5,800,000.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s order rates and results of operations for the first six months of 2012 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Order rates for the first six months of 2012 are slightly higher (<1%) than the corresponding period last year, but continue to show greater than normal volatility on a month-to-month basis. When compared to 2011, however, volatility has improved. In April and May of 2011, the Company experienced a dramatic drop in orders, which in turn caused significant reductions in production levels during the second quarter of 2011, followed by restructuring in the third quarter of 2011. As discussed more thoroughly in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 (“Form 10-K”), the Company substantially reduced its full time work force through an early retirement program and attrition, primarily during the third and fourth quarters of 2011. For 2012, the Company is using greater quantities of temporary labor to address the seasonal production and distribution requirements of our business. During the first six months of 2012, the Company deferred building large quantities of inventory for summer deliveries until the second quarter of 2012. This operating change caused production levels in the first quarter of 2012 to be less than in the first quarter of 2011 and for production levels in the second quarter of 2012 to be greater than the second quarter of 2011. In addition to comparatively stable order rates, the Company has benefited from relatively stable commodities costs for the first six months of 2012. This compares favorably to 2011 when the Company experienced significant increases in the cost of steel in the second quarter of 2011 and significant increases in the cost of plastic and fuel in the second and third quarters of 2011.

As a result of operating losses incurred during 2010 and 2011, the Company has established a substantial valuation allowance for deferred tax assets. For this reason, the discussion below will focus on pre-tax operating results.

For the three months ended July 31, 2012, the Company earned a pre-tax profit of $7,259,000 on net sales of $60,392,000 compared to a pre-tax profit of $2,775,000 on net sales of $62,817,000 in the same period last year.

Net sales for the three months ended July 31, 2012 decreased by $2,425,000, a 3.9% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume partially offset by a modest increase in selling prices. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts, the funded status of public schools, and reduced levels of school construction completions. Incoming orders for the same period decreased by less than 2% compared to the prior year. Backlog at July 31, 2012 increased by less than 1% compared to the prior year.

Gross margin as a percentage of sales increased to 37.9% for the three months ended July 31, 2012 compared to 31.7% in the same period last year. Gross margin was favorably affected by an increase in overhead absorption as a result of an 18% increase in production hours, stable commodity costs, a modest price increase and reduced levels of factory spending attributable to the restructuring completed in the third and fourth quarters in 2011.

Selling, general and administrative expenses for the three months ended July 31, 2012 decreased by approximately $1,570,000 compared to the same period last year, and decreased as a percentage of sales by 1.5%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments and due to cost reductions implemented in the third and fourth quarters in 2011.

For the six months ended July 31, 2012, the Company earned a pre-tax profit of $2,442,000 on net sales of $84,060,000 compared to a pre-tax loss of $2,597,000 on net sales of $87,073,000 in the same period last year.

Net sales for the six months ended July 31, 2012 decreased by $3,013,000, a 3.5% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume partially offset by a modest increase in selling prices. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts, the funded status of public schools, and reduced levels of school construction completions. Incoming orders for the same period increased by slightly (<1%) compared to the prior year.

Gross margin as a percentage of sales improved to 35.5% for the six months ended July 31, 2012 compared to 30.6% in the same period last year. The improvement in gross margin was attributable to a modest increase in selling prices, stable commodity costs, and a reduction in factory spending resulting from the restructuring in the third and fourth quarters of 2011 described above, offset by a decrease in overhead absorption as a result of a 4.6% reduction in production hours.

Selling, general and administrative expenses for the six months ended July 31, 2012 decreased by approximately $1,976,000 compared to the same period last year, and decreased as a percentage of sales by 1.2%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipment and due to cost reductions implemented in the third and fourth quarters in 2011.

In the first six months of 2012 the Company did not record significant income tax expense / (benefit). During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.

Liquidity and Capital Resources

Interest expense increased by approximately $111,000 for the six months ended July 31, 2012, compared to the same period last year. The increase was primarily due to increased borrowing costs related to the Company’s line of credit with PNC Bank National Association (“PNC Bank”).

Accounts receivable was $2,100,000 lower at July 31, 2012 than at July 31, 2011 due to decreased sales and slightly lower days sales outstanding. Accounts receivable was $19,800,000 greater at July 31, 2012 than at January 31, 2012 due to the seasonal business cycle. As discussed in the Company’s Form 10-K, approximately 50% of the Company’s annual sales volume is shipped in June through September. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with $7,580,000 less inventory than in the prior year. For the first six months, the Company increased inventory by approximately $9,900,000 compared to January 31, 2012. This increase was $1,700,000 more than the $8,200,000 increase in 2011, but because the Company started the year with substantially less inventory. At the end of the second quarter inventory was approximately $5,800,000 less compared to July 31, 2011. The increase in accounts receivable and inventory at July 31, 2012 compared to the January 31, 2012, was financed through the Company’s credit facility with PNC Bank.

Borrowings under the Company’s revolving line of credit with PNC Bank at July 31, 2012 decreased by approximately $1,500,000 compared to the borrowings at July 31, 2011 under the Company’s prior credit facility with Wells Fargo Bank, primarily due to decreased levels of inventory and receivables. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2012, which is less than the Company’s anticipated depreciation expense. Capital spending for the six months ended July 31, 2012 was $902,000 compared to $1,340,000 for the same period last year. Capital expenditures are being financed through the Company’s credit facility with PNC Bank and operating cash flow.

Net cash used in operating activities for the six months ended July 31, 2012, was $14,000,000 compared to $19,749,000 for the same period last year. The decrease in cash used was primarily attributable to an increase in pre-tax profitability for the first six months of 2012, a decrease in cash used for receivables, increases in accounts payable and accrued liabilities, partially offset by a slight increase in cash used for inventory.

Due to continued weak demand for education furniture, the Company was unable to satisfy the minimum EBITDA covenant for June and July of 2012. Effective July 27, 2012 the Company entered into Amendment No. 2 with PNC Bank to modify the minimum EBITDA covenant for June 2012 so that the Company would be in compliance with the amended covenant. Effective September 12, 2012 the Company entered into Amendment No. 3 with PNC Bank. This amendment modified the minimum monthly EBITDA covenant for the period from July 2012 through January 2013. The Company was in compliance with the amended covenant at July 31, 2012 and anticipates that it will be in compliance with the minimum monthly EBITDA covenants for the balance of the year, but there can be no assurance that the Company will meet these covenants. Approximately $20,851,000 was available for borrowing as of July 31, 2012.

The Company believes that cash flows from operations, together with the Company’s unused borrowing capacity with PNC Bank will be sufficient to fund the Company’s debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements

During the six months ended July 31, 2012, there were no material changes in the Company’s off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company’s Form 10-K.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are outlined in its Form 10-K. There have been no changes in the six months period ended July 31, 2012.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company’s forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company’s products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company’s Form 10-K.

The Company’s forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to that certain Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender (“PNC”).

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% on eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain certain financial covenants, including a minimum tangible net worth, minimum EBITDA amounts and a minimum fixed charge coverage ratio. In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company’s liquidity. The Company was not in compliance with the minimum EBITDA covenant at July 31, 2012. The Company has obtained a waiver for such non compliance.

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

Pursuant to the Credit Agreement, substantially all of the Borrowers’ accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. The Company anticipates that it will be in compliance with the minimum monthly EBITDA covenants for the balance of the year, but there can be no assurance that the Company will meet these covenants.

On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1st through July 14th of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which reduced the minimum required EBITDA contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the credit agreement which reduced the minimum required EBITDA amount contained therein for each measurement period from July 2012 through January 2013 and reduced the minimum required tangible net worth amount contained therein for the measurement periods ending on October 31, 2012 and January 31, 2012.

At July 31, 2012, availability under the Revolving Credit Facility was $20,851,000. Management believes that the carrying value of debt approximated fair value at July 31, 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No.2 and Amendment No. 3 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Commission.

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

Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

On September 12, 2012, Virco Mfg. Corporation (the “Company”) and Virco Inc., a wholly owned subsidiary of the Company (“Virco”, and, together with the Company, the “Borrowers”), entered into a third amendment (the “Third Amendment”) to the Credit Agreement with PNC. The Third Amendment further amends the Credit Agreement by, among other things, reducing the minimum required EBITDA amount contained therein for each measurement period from July 2012 through January 2013 and reducing the minimum required tangible net worth amount contained therein for the measurement periods ending on October 31, 2012 and January 31, 2012.

The description of the Third Amendment set forth above is qualified in its entirety by the Third Amendment, a copy of which is filed as an exhibit to this report and is incorporated by reference herein.

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

Item 1A. Risk Factors

Due to continued weak demand for education furniture, the Company was unable to satisfy the minimum EBITDA covenant for June and July of 2012. Effective July 27, 2012 the Company entered into Amendment No. 2 with PNC Bank to modify the minimum EBITDA covenant for June 2012 so that the Company would be in compliance with the amended covenant. Effective September 12, 2012 the Company entered into Amendment No. 3 with PNC Bank. This amendment modified the minimum monthly EBITDA covenant for the period from July 2012 through January 2013. The Company was in compliance with the amended covenant at July 31, 2012 and anticipates that it will be in compliance with the minimum monthly EBITDA covenants for the balance of the year, but there can be no assurance that the Company will meet these covenants.

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

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities

On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of July 31, 2012, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the second quarter of 2012. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

In addition, pursuant to the terms of the Company’s Credit Agreement with PNC, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in the Company’s Credit Agreement, no dividends will be paid by the Company to its stockholders.

Item 6. Exhibits

Exhibit 10.1 — First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

Exhibit 10.2 — Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012).

Exhibit 10.3 — Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent .

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

VIRCO MFG. CORPORATION

Date: September 14, 2012	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance