Form 10-Q
period 2012-10-31
VIRCO MFG CORPORATION
filed 2012-12-07
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2012

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
Common Stock, $.01 par value — 14,550,371 shares as of December 5, 2012.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2012	1/31/2012	10/31/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$1,342	$2,897	$1,449
Trade accounts receivable, net	14,422	12,743	13,655
Other receivables	137	401	113
Income tax receivable	271	324	377
Inventories:
Finished goods, net	5,869	6,273	7,347
Work in process, net	10,877	10,623	10,924
Raw materials and supplies, net	8,798	10,895	11,840
	25,544	27,791	30,111
Prepaid expenses and other current assets	1,875	1,652	1,263
Total current assets	43,591	45,808	46,968
Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,213	1,213	1,214
Buildings and building improvements	47,797	47,797	47,796
Machinery and equipment	120,108	120,181	119,744
Leasehold improvements	2,460	2,549	2,568
	173,249	173,411	172,993
Less accumulated depreciation and amortization	135,901	134,203	133,060
Net property, plant and equipment	37,348	39,208	39,933
Deferred tax assets, net	2,175	2,200	2,385
Other assets	6,909	7,009	6,408
Total assets	$90,023	$94,225	$95,694

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2012	1/31/2012	10/31/2011
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities:
Accounts payable	$11,614	$11,684	$10,372
Accrued compensation and employee benefits	4,155	3,797	3,719
Current portion of long-term debt	1,810	5,497	5,415
Deferred tax liability	1,221	1,221	1,398
Other accrued liabilities	4,675	4,641	5,310
Total current liabilities	23,475	26,840	26,214
Non-current liabilities:
Accrued self-insurance retention	2,027	1,915	2,949
Accrued pension expenses	24,989	25,069	21,135
Income tax payable	497	488	749
Long-term debt, less current portion	—	6,011	—
Other accrued liabilities	2,540	3,006	2,879
Total non-current liabilities	30,053	36,489	27,712
Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; Issued 14,550,371 shares at 10/31/2012; 14,354,046 shares at 1/31/2012; and 14,354,046 shares at 10/31/2011	146	144	144
Additional paid-in capital	115,529	115,060	114,895
Accumulated deficit	(63,852)	(68,980)	(61,144)
Accumulated comprehensive loss	(15,328)	(15,328)	(12,127)
Total stockholders’ equity	36,495	30,896	41,768
Total liabilities and stockholders’ equity	$90,023	$94,225	$95,694
See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three Months Ended
	10/31/2012	10/31/2011
	(In thousands, except per share data)
Net sales	$56,642	$53,074
Costs of goods sold	37,324	37,033
Gross profit	19,318	16,041
Selling, general and administrative expenses	16,166	14,966
Restructuring charges	—	3,901
Interest expense	395	298
Income (loss) before income taxes	2,757	(3,124)
Income tax expense (benefits)	(151)	175
Net income (loss)	$2,908	$(3,299)
Net income (loss) per common share (a) :
Basic	$0.20	$(0.23)
Diluted	$0.20	$(0.23)
Weighted average shares outstanding:
Basic	14,441	14,285
Diluted	14,629	14,285

(a)
Net income per common share for the three months ended October 31, 2012 was calculated based on the basic and diluted shares outstanding. Net loss per common share for the three months ended October 31, 2011 was calculated only based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Nine Months Ended
	10/31/2012	10/31/2011
	(In thousands, except per share data)
Net sales	$140,702	$140,147
Costs of goods sold	91,550	97,446
Gross profit	49,152	42,701
Selling, general and administrative expenses	42,840	43,616
Restructuring charges	—	3,901
Interest expense	1,113	905
Income (loss) before income taxes	5,199	(5,721)
Income tax expense (benefits)	71	246
Net income (loss)	$5,128	$(5,967)
Dividend declared:
Cash	$—	$0.05
Net income (loss) per common share (a) :
Basic	$0.36	$(0.42)
Diluted	$0.35	$(0.42)
Weighted average shares outstanding:
Basic	14,369	14,241
Diluted	14,474	14,241

(a)
Net income per common share for the nine months ended October 31, 2012 was calculated based on the basic and diluted shares outstanding. Net loss per common share for the nine months ended October 31, 2011 was calculated only based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Three Months Ended
	10/31/2012	10/31/2011
	(In thousands)
Net income (loss)	$2,908	$(3,299)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$2,908	$(3,299)

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Nine Months Ended
	10/31/2012	10/31/2011
	(In thousands)
Net income (loss)	$5,128	$(5,967)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$5,128	$(5,967)
See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine Months Ended
	10/31/2012	10/31/2011
	(In thousands)
Operating activities
Net income (loss)	$5,128	$(5,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,337	3,823
Provision for doubtful accounts	(75)	45
(Gain) loss on sale of property, plant and equipment	(37)	1
Deferred income taxes	25	246
Stock based compensation	557	569
Changes in operating assets and liabilities:
Trade accounts receivable	(1,604)	(3,238)
Other receivables	264	55
Inventories	2,247	5,259
Income taxes	62	(10)
Prepaid expenses and other current assets	(224)	356
Accounts payable and accrued liabilities	(109)	2,282
Net cash provided by (used in) operating activities	9,571	3,421
Investing activities
Capital expenditures	(1,486)	(1,689)
Proceeds from sale of property, plant and equipment	53	—
Net cash provided by (used in) investing activities	(1,433)	(1,689)
Financing activities
Proceeds from long-term debt	28,422	29,245
Repayment of long-term debt	(38,117)	(30,347)
Common stock issued	2	—
Cash dividend paid	—	(710)
Net cash provided by (used in) financing activities	(9,693)	(1,812)
Net increase (decrease) in cash	(1,555)	(80)
Cash at beginning of period	2,897	1,529
Cash at end of period	$1,342	$1,449
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2013. The balance sheet at January 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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
The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory.

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

Note 5. Debt
The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender ( “PNC”). On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.
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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of October 31, 2012 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $37,007,500 for the fiscal quarter ending October 31, 2012, (2) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the three consecutive fiscal quarters ending October 31, 2012, and (3) a minimum EBITDA amount of $10,300,000 for the nine consecutive fiscal months ending October 31, 2012. The actual results of the Company with respect to the foregoing financial covenants for the period ending October 31, 2012 were as follows: (1) the Company maintained a tangible net worth of $36,495,000 for the fiscal quarter ending October 31, 2012, (2) the Company maintained a fixed charge coverage ratio of 9.10 to 1.00 for the fiscal quarter ended October 31, 2012, and (3) the Company achieved EBITDA of $10,206,000 for the nine consecutive fiscal months ending October 31, 2012. Therefore the Company was in violation of its minimum tangible net worth and minimum EBITDA amount for the relevant period ending October 31, 2012, each of which constitutes an event of default under the Credit Agreement. On December 6, 2012 the Company entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement that waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.
In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company's liquidity.
Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions.
Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
At October 31, 2012, availability under the Revolving Credit Facility was $11,757,000. Management believes that the carrying value of debt approximated fair value at October 31, 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No.2, Amendment No. 3 and Amendment No. 4 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission (the “Commission”).

Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at October 31, 2012. The effective tax rate for the quarter ended October 31, 2012 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The Company is currently under IRS examination for its tax return for the year ended January 31, 2011. The years ended January 31, 2010 and January 31, 2012 remain open for examination by the IRS. The years ended January 31, 2008 through January 31, 2012 remain open for examination by state tax authorities. The Company is not currently under state examination.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of October 31, 2012, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	10/31/2012	10/31/2011	10/31/2012	10/31/2011
	(In thousands, except per share data)
Net income (loss)	$2,908	$(3,299)	$5,128	$(5,967)
Average shares outstanding	14,441	14,285	14,369	14,241
Net effect of dilutive stock options based on the treasury stock method using average market price	188	—	105	—
Totals	14,629	14,285	14,474	14,241
Net income (loss) per share - basic	$0.20	$(0.23)	$0.36	$(0.42)
Net income (loss) per share - diluted	$0.20	$(0.23)	$0.35	$(0.42)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at October 31, 2011, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three and nine months ended October 31, 2011, was 33,000 and 55,000 respectively.

Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. The 2007 Plan similarly allows for the issuance of up to 1,000,000 shares. As of October 31, 2012, only 448,750 and 13,075 shares remained available for issuance under the 2011 Plan and 2007 Plan, respectively. Restricted stock or stock units awarded under both Plans are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.
There were no unexercised options outstanding under the 2011 Plan or the 2007 Plan at October 31, 2012. Stock options awarded to employees under the both Plans have to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at October 31, 2012 and 2011:

							Unamortized Compensation
Date of	Units	Terms of	Expense for 3 months ended		Expense for 9 months ended		Cost at
Grants	Granted	Vesting	10/31/2012	10/31/2011	10/31/2012	10/31/2011	10/31/2012
2011 Stock Incentive Plan
6/19/2012	31,250	1 year	$13,000	$—	$21,000	$—	$29,000
6/19/2012	520,000	5 year	42,000	—	70,000	—	762,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	31,000	—	52,000	—	73,000
3/21/2012	40,000	Immediate	—	—	80,000	—	—
6/21/2011	68,960	1 year	—	50,000	67,000	83,000	—
6/8/2010	56,455	1 year	—	—	—	58,000	—
6/16/2009	382,500	5 year	56,000	60,000	169,000	185,000	358,000
6/19/2007	262,500	5 year	—	79,000	98,000	244,000	—
			$142,000	$189,000	$557,000	$570,000	$1,222,000

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

Note 9. Stockholders’ Equity
During the nine months ended October 31, 2012, the Company did not repurchase any shares of its common stock. As of October 31, 2012, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors. Pursuant to the Company’s Credit Agreement with PNC, however, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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
The net periodic pension costs (income) for the Employees Retirement Plan, the VIP Plan, and the Non-Employee

Directors Retirement Plan for the three and nine months ended October 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	325	360	88	95	5	6
Expected return on plan assets	(245)	(289)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement cost	—	1,435	—	—	—	—
Recognized net actuarial loss or (gain)	360	262	51	13	—	(10)
Net periodic pension cost (income)	$440	$1,768	$139	$108	$5	$(4)

	Nine Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	975	1,080	264	285	15	18
Expected return on plan assets	(735)	(867)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement cost	—	1,435	—	—	—	—
Recognized net actuarial loss or (gain)	1,080	786	153	39	—	(30)
Net periodic pension cost (income)	$1,320	$2,434	$417	$324	$15	$(12)

Note 11. Warranty Accrual
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The Company’s products carry a 10-year warranty. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The warranty liability is included in accrued liabilities in the accompanying consolidated balance sheets.
The following is a summary of the Company’s warranty claim activity for the three and nine months ended October 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2012	10/31/2011	10/31/2012	10/31/2011
	(In thousands)
Beginning accrued warranty balance	$1,300	$1,800	$1,400	$2,300
Provision	(175)	(184)	24	(176)
Costs incurred	(125)	(216)	(424)	(724)
Ending accrued warranty balance	$1,000	$1,400	$1,000	$1,400

Note 12. Subsequent Events
We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, except for the disclosure set forth below, no subsequent events occurred that required recognition or disclosure in the financial statements. On December 6, 2012 the Company entered into Amendment No. 4 to the Credit Agreement that waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's order rates and results of operations for the first nine months of 2012 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Uncertainty related to the recent presidential and congressional election, proposed state and local tax legislation, structural budget challenges, and a “fiscal cliff” has coincided with a downturn in order rates. Publicly-funded entities continue to suffer serious budget challenges. Reduced tax revenues and structural spending deficits have proven difficult to correct, with the result that many of our largest and most stable public school customers have been forced to reduce their day-to-day expenditures for replacement furniture. In addition to challenged operating budgets at schools, completions of bond funded projects have declined.

Order rates for the three month period ended October 31, 2012 declined by 11% compared to the same period last year. However, because the third quarter is a relatively slow period compared to our seasonally higher first and second quarters, and because order rates for six months ended July 31, 2012 were flat compared to the same period last year, order rates for the first nine months of 2012 only declined by 2.6% compared to the same period last year. We are cautiously hopeful that the decline in third quarter order activity reflects uncertainty related to the election and the “fiscal cliff” rather than continued budgetary constraints placed on our publicly funded schools.

As previously discussed in our Annual Report on Form 10-K dated January 31, 2012 (the “Form 10-K") and in prior quarterly reports, in the prior year the Company executed a restructuring plan, featuring a voluntary early retirement program. Approximately 150 employees accepted the offer, and coupled with attrition, the Company reduced its employee count by approximately 20% from 1,045 at February 1, 2011 to 825 at February 1, 2012. As part of the restructuring the Company pursued a strategy of more aggressive utilization of temporary labor during the seasonally busy summer months supported by a smaller permanent workforce. We have now concluded our first summer delivery season utilizing this new model. Spending for the first nine months of 2012 is approximately $7.7 million less than the same period last year and the Company continued to provide quality product and excellent service to our customers. In addition, we did this with reduced levels of inventory.

For the three months ended October 31, 2012, the Company earned a pre-tax profit of $2,757,000 on net sales of $56,642,000 compared to a pre-tax loss of $3,124,000 on net sales of $53,074,000 in the same period last year. These changes are due to the increase in net sales, increase in gross margin and decrease in selling, general and administrative expenses as described below.

Net sales for the three months ended October 31, 2012 increased by $3,568,000, a 6.7% increase, compared to the same period last year. This increase was the result of a modest increase in selling prices, combined with a small increase in unit volume. Incoming orders for the same period declined by approximately 11% compared to the prior year. Backlog at October 31, 2012 decreased by $7.3 million compared to the prior year.

Gross margin as a percentage of sales was 34.1% for the three months ended October 31, 2012 compared to 30.2% in the same period last year. The gross margin was favorably affected by a modest increase in selling prices and a reduction in factory spending related to prior year restructuring. Factory production rates for the quarter ended October 31, 2012 increased by nearly 2% compared to the prior year. When coupled with reduced levels of spending achieved by the prior year restructuring, manufacturing overhead decreased as a percentage of sales by more than 3%. Raw material costs were stable for the period.

Selling, general and administrative expenses for the three months ended October 31, 2012, decreased by approximately $2,701,000 compared to the same period last year. The decrease in selling, general and administrative expenses was attributable to $3,901,000 of expenses related to the prior year voluntary retirement program offset by increased variable freight costs, increased variable selling costs, and an increase in retirement plan expense. Interest expense increased modestly due to increased effective borrowing rates and bad debt declined modestly due to a reduced provision related to a bankruptcy.

For the nine months ended October 31, 2012, the Company earned a pre-tax profit of $5,199,000 on net sales of $140,702,000 compared to a pre-tax loss of $5,721,000 on net sales of $140,147,000 in the same period last year.

Net sales for the nine months ended October 31, 2012 increased by $555,000, a 0.4% increase, compared to the same period last year. This increase was the result of an increase in selling prices, combined with a reduction in unit volume. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 2.6% compared to the prior year.

Gross margin as a percentage of sales improved to 34.9% for the nine months ended October 31, 2012 compared to 30.5% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices and reduced factory spending. Factory production rates for the nine months ended October 31, 2012 decreased by nearly 3% compared to the prior year primarily due to the decline in order rates during the quarter. Although production levels dropped, reduced levels of spending achieved by the prior year restructuring resulted in manufacturing overhead decreasing as a percentage of sales by more than 3%.

Selling, general and administrative expenses for the nine months ended October 31, 2012 decreased by approximately $4,677,000 compared to the same period last year. The decrease in selling, general and administrative expenses was primarily attributable to the $3,901,000 of expenses related to the voluntary retirement program incurred in the prior year. Other reductions are attributable to the prior year restructuring, offset by increased freight expense, increased variable selling expense, and increased retirement plan expense. Interest expense increased modestly due to increased effective borrowing rates and bad debt declined modestly due to a reduced provision related to a bankruptcy.

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

In response to the recent reduction in order rates and order backlog, the Company has taken several measures to reduce spending during the seasonally slow fourth quarter. Our permanent workforce, which numbered 825 at the beginning of the year, has been further reduced to 780. Additional measures include reduced workweeks, temporary reductions in compensation, and our traditional Holiday closures that mirror the days when schools are closed for Thanksgiving and Christmas vacations.

As we have throughout the recession and the ongoing period of economic challenge and uncertainty that has followed it, we continue to focus on ways to maintain the strength of our balance sheet and strengthen our brand. With respect to brand development, we are continuing the aggressive product development campaign that we launched eight years ago. In an effort to grow sales and increase market share, we continue to aggressively pursue all profitable business in our market and bring new products to market. The Company is accelerating efforts to increase sales to customers who purchase furniture and equipment through the General Services Administration (GSA). To supplement these efforts, we are increasing our efforts to penetrate the market for colleges and universities nationwide. The significant reduction in force in 2011 did not materially affect the size of our direct sales force, and we continue to develop and strengthen our relationships with distributors and resellers of our product.

One of our core strategies is to source as much product as possible from our own U.S. factories. During the last decade, many other manufacturers moved their operations offshore in an effort to reduce product costs. Over this same period, we elected instead to invest in automation, new products, and new service technologies rather than closing our domestic factories. We believe this approach may finally be yielding the financial performance benefits originally envisioned. Specifically, the shorter, better controlled supply chains of our own domestic factories allow us to offer a wider range of product choices with shorter lead times to support the rapidly-evolving environments of 21st century campuses and classrooms.

Liquidity and Capital Resources
Interest expense increased by approximately $208,000 for the nine months ended October 31, 2012, compared to the same period last year. The increase was primarily due to fluctuations in loan balances and higher effective interest rates under the Company's credit facility with PNC Bank.
Accounts receivable was slightly higher at October 31, 2012 than at October 31, 2011, due to increased sales. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In an effort to utilize inventory more efficiently and balance inventory with customer demand, the Company reduced inventory levels by $7,580,000 in 2011 and deferred the increase in production levels for the current year until the second quarter. As a result of these efforts the Company operated with decreased levels of inventory for the first nine months. For the balance of the current year, the Company intends to continue to aggressively control inventory levels. At the end of the third quarter, inventory decreased by approximately $2,247,000 compared to January 31, 2012 and by $4,567,000 compared to October 31, 2011. The seasonal fluctuation in inventory levels (including the typically large buildup in inventory during the first and second quarters) was financed through the Company's credit facility with PNC Bank.
Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2012 decreased by approximately $9,698,000 compared to January 31, 2012 and by $3,605,000 compared to October 31, 2011, primarily due to decreased levels of inventory. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2012, which is less than the Company's anticipated depreciation expense. Capital spending for the nine months ended October 31, 2012 was $1,486,000 compared to $1,689,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.
Net cash provided by operating activities for the nine months ended October 31, 2012, was $9,571,000 compared to $3,421,000 for the same period last year. The increase in cash provided was primarily attributable to an increase in the pre-tax profit for the first nine months of 2012, and a reduction in the amount of cash generated as a result of reducing inventory levels.
The Company has historically relied upon its cash flows from operations and unused borrowing capacity with PNC Bank (which was $11,757,000 as of October 31, 2012) to fund the Company's debt service requirements, capital expenditures and working capital needs. As of October 31, 2012, the Company was in violation of the financial covenants in the Credit Agreement with respect to its minimum tangible net worth and minimum EBITDA amount for the relevant period ending October 31, 2012. However, on December 6, 2012 the Company entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement, which waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
During the nine months ended October 31, 2012, there were no material changes in the Company's off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company's Form 10-K.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the nine months period ended October 31, 2012.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, material availability and cost of materials, especially steel and plastic, available financing sources, the terms and conditions of future financing sources, the acceleration of the debt under the Company's existing credit facility with PNC Bank, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco Inc.” and, together with the Company, the “Borrowers”) are party to a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender ( “PNC”). On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012 the Borrowers entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.
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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company’s capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of October 31, 2012 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $37,007,500 for the fiscal quarter ending October 31, 2012, (2) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the three consecutive fiscal quarters ending October 31, 2012, and (3) a minimum EBITDA amount of $10,300,000 for the nine consecutive fiscal months ending October 31, 2012. The actual results of the Company with respect to the foregoing financial covenants for the period ending October 31, 2012 were as follows: (1) the Company maintained a tangible net worth of $36,495,000 for the fiscal quarter ending October 31, 2012, (2) the Company maintained a fixed charge coverage ratio of 9.10 to 1.00 for the fiscal quarter ended October 31, 2012, and (3) the Company achieved EBITDA of $10,206,000 for the nine consecutive fiscal months ending October 31, 2012. Therefore the Company was in violation of its minimum tangible net worth and minimum EBITDA amount for the relevant period ending October 31, 2012. However, as noted above, on December 6, 2012 the Company entered into Amendment No. 4, which waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012.
In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company's liquidity.
Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions.
Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
At October 31, 2012, availability under the Revolving Credit Facility was $11,757,000. Management believes that the carrying value of debt approximated fair value at October 31, 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No.2, Amendment No. 3 and Amendment No. 4 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission (the “Commission”).

Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Commission pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management's objectives in establishing them will be achieved.
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that, subject to the limitations noted in Part I, Item 4, the Company's disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5. Other Information
On December 6, 2012, Virco Mfg. Corporation (the “Company”) and Virco, Inc., a wholly owned subsidiary of the Company (“Virco,” and, together with the Company, the “Borrowers”), entered into a fourth amendment (the “Fourth Amendment”) to the Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), dated as of December 22, 2011, with PNC Bank, National Association, as administrative agent and lender. The Fourth Amendment, which waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012, further amends the Credit Agreement by, among other items, eliminating the minimum EBITDA covenant at November 30, 2012.
The description of the Fourth Amendment set forth above is qualified in its entirety by the Fourth Amendment, a copy of which is filed as an exhibit to this report and is incorporated by reference herein.

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

Item 1A. Risk Factors
Due to continued weak demand for education furniture, the Company was unable to satisfy the minimum tangible net worth and minimum EBITDA covenants set forth in the Credit Agreement for the relevant period ending October 31, 2012. However, on December 6, 2012 the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement, which waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it again fail to meet such covenants, the Agent and Lender under its Credit Agreement will agree to waivers or amendments with respect thereto.
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

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of October 31, 2012, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the third quarter of 2012. Pursuant to the Company's Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
In addition, pursuant to the terms of the Company's Credit Agreement with PNC, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in the Company's Credit Agreement, no dividends will be paid by the Company to its stockholders.

Item 6. Exhibits
Exhibit 10.3 — Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).
Exhibit 10.4 — Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: December 7, 2012	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance