Form 10-K
period 2013-01-31
VIRCO MFG CORPORATION
filed 2013-04-22
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2013.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2012, was $24 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).
As of April 1, 2013, there were 14,550,371 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this annual report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect the Company's current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition and other factors included in the “Risk Factors” section of this report.
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Throughout this report, our fiscal years ended January 31, 2009, January 31, 2010, January 31, 2011, January 31, 2012 and January 31, 2013 are referred to as years 2008, 2009, 2010, 2011 and 2012, respectively.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® , Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT® and Parameter®. Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 63-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; the recently introduced TEXT® and Parameter furniture collections; Metaphor and I.Q. Series items for educational settings; the Ph.D. Executive seating line; and the wide-ranging Plateau Series.
Along with serving customers in the education market - which in addition to preschool through 12th grade public and private schools includes: junior and community colleges; four-year colleges and universities; trade, technical and vocational schools - Virco is a leading furniture and equipment supplier for convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. We also sell to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
To meet the furniture and equipment needs of our customers, Virco operates a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters, West Coast showroom, and all West Coast distribution operations. To complement our California-based operations, Virco owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954, and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored.
Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an ongoing new product development program. We've worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. Over the past five years, Virco has launched a substantial number of new products, including the following.
In 2008, Virco introduced the TEXT® table collection for learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. Lunada® tables made their debut at the end of 2008. Combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings.
In 2009, Virco introduced Flip-Top Technology tables for computer classrooms and related environments. Flip-Top Technology tables feature a 6” deep locking flip-top compartment that secures cables, surge protectors and wires beneath the work surface. Also in 2009, utilizing our new flat metal forming capabilities, Virco introduced an array of desks, returns and bookcases.
In 2010, Virco introduced Parameter®, an invigorating collection of desks, returns and credenzas for use by teachers, principals and district administrators in their classrooms or offices. Parameter affordably combines all the functionality - and more - of traditional mid-priced desks with high-end design elements. Virco's flat metal forming capabilities are used to manufacture Parameter items. Several new products were released in the second half of 2010, including: Parameter and TEXT help desks for educators, which have a rounded work surface edge at one end where students can comfortably pull up a chair for assistance with their work; Parameter mobile pedestals; Parameter high-capacity wire management panels; Plateau adjustable-height tables; several 2000 Series “EL” (extra large) classroom furniture models with an expanded seating surface; and a new collection of Virco vertical files.
In 2011, Virco introduced the Sage™ Contract and Civitas™ seating lines. Combining Virco's super-comfortable Sage shell with a sleek, new-look frame, Sage Contract chairs are great for offices and reception areas, colleges, hospitality venues and other adult environments. Civitas chair and stool models - available in 18”, 25” and 30” seat-heights with either a Sage, shell, an ergonomically contoured ZUMA® Series shell, or highly sustainable ZUMAfrd™ seat and back components made of Fortified Recycled Wood™ hard plastic - provide exceptional seating solutions for foodservice, libraries, media centers, circulation areas and related venues. Other 2011 product releases included: 53 Series steel storage cabinets; an expanded range of 53 Series lateral files; special versions of Virco's 543 and 546 Series desks with wire management capabilities; HWT (hinged wire trough) technology tables for computer labs and related applications; an array of 36” wide Plateau® and 2BC Series bookcases; adjustable-height versions of Virco's 120, 121 and 122 Series stools; and three ZUMA rocking chairs with “bump” glides designed for environments where limited motion may be desired, such as areas for children with severe sensory integration problems or Autism.
In 2012, to complement the recently released Civitas chair and stool collection, Virco introduced an assortment of Civitas café table tops and tulip-shaped table bases. Tops are available in a variety of round, square and “squircle” shaped sizes and can be ordered with three different eye-catching edge profiles, while bases come in three heights to coordinate with the Civitas line's 18”, 25” and 30” seat-height chair and stools. Other 2012 product releases included: a new collection of Sage rocking chairs; 53 Series wardrobe tower cabinets; new Parameter file credenzas and additional Parameter mobile pedestals; a selection of 24” wide TEXT seminar tables; Metaphor® sled-based chair/desk combo units; a wheelchair-accessible version of the ZUMA cantilevered single-student desk; CT Series tables with a hand crank mechanism for top height adjustment; new oval mobile tables with attached benches or stools; and several mobile cabinet models with a magnetic marker back. Products targeted for release in 2013 include an array of additions to the ZUMA and Sage seating lines with integral tubular steel arms, an expanded range of Parameter desks and workstations; and wheelchair-accessible versions of the ZUMA line's ZBOOM single-student desks for collaborative learning environments.

Virco's impressive flat metal forming capabilities are further enhanced when combined with our Assemble-to-Ship (“ATS”) strategy, which allows for the manufacture and storage of common components during the portion of the year when demand for our product is low followed by assembly to customer-specific combinations prior to shipment. The combination of flat metal forming and ATS enables Virco to offer an array of desks at three price points that provide a variety of furniture solutions for customer applications in a wide range of environments.
As of January 31, 2013, the Company's employment force was approximately 760 strong, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”).
In recent years, due to budgetary pressures, many schools have reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the installation of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all FF&E needs in the K-12 market.
The expansion of the Company's product line combined with the expansion of its services over the years has provided Virco with the ability to serve various markets including the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges; four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
Virco serves its customers through a well-trained, nationwide sales and support team. Virco's educational product line is marketed through an extensive direct sales force, as well as through a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes that it would be more efficient to have a single sales representative or group service such customers, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery, installation, and repair.
Another important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco's physical facilities are designed to support its ATS strategy. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during summer months.
During the last decade, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. In recent years, the Company believes that its domestic manufacturing capabilities have evolved into a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery and installation to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2011 and 2012, approximately 50%

of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
Virco's principal manufactured products include:
SEATING - Launched in 2004, the ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company's history. Recent additions to the ZUMA line include two cantilever chairs with 13” and 15” seat heights; a tablet arm chair with a compact footprint; two rockers with 13” and 15” seat heights; and a chair with an articulating tablet arm which was introduced in Virco's 2009 Equipment for Educators™ catalog. The ZUMAfrd™ collection, introduced in 2005, features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces. ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, designed to serve students in college, university and other adult education settings, and on high school campuses, was introduced in late 2006. Along with its original adult-height models, Sage now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs; there's also a selection of Sage rockers introduced in 2012. In addition to these chairs, for younger, smaller students, Virco has introduced an articulating Sage tablet arm model for high school and adult learning venues. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. In 2007, the Company introduced the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies - and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. In 2011, Virco launched the Sage Contract line for offices and reception areas, colleges, hospitality venues and other adult environments; Civitas™ chairs and stools for foodservice, libraries, media centers, circulation areas and related venues; and adjustable-height versions of 120, 121 and 122 Series stools. Other Virco seating alternatives include easily-adjustable Ph.D.® task chairs; I.Q.® Series classroom chairs; and comfortable, attractive Virtuoso® chairs by Charles Perry. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES - In April 2008, Virco introduced the TEXT® table collection for learning environments. Designed by the award-winning team of Peter Glass and Bob Mills, TEXT tables feature heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. Lunada® tables made their debut at the end of 2008. Combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, Lunada tables make great choices for seminar, conference and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco café tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings; Civitas tops and bases were introduced in 2012. Virco also carries traditional folding tables, CT Series tables with a hand crank mechanism for top height adjustment, activity tables and office tables, as well as the computer tables and mobile tables described below.
COMPUTER FURNITURE - The TEXT table collection described in the preceding paragraph provides educators an array of computer furniture choices for learning environments; Virco's Flip-Top Technology table line and the recently released HWT Technology table collection also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco's functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.
DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. Related products include teacher desks and tablet arm units. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators, Virco has introduced the distinctive, stylish and modern Parameter® collection of desks, returns and credenzas; designed in collaboration with Peter Glass and Bob Mills, Parameter is also great for business environments.
ADMINISTRATIVE OFFICE FURNITURE - In addition to the Plateau® Office Solutions and Parameter desks and related products described above, Virco now manufactures a selection of desks, returns, bookcases and other items that employ the Company's flat metal forming capabilities. These products include 53 Series steel storage cabinets, an expanded range of 53 Series lateral files, and special versions of 543 and 546 Series desks with wire management capabilities released in 2011; moreover, Virco introduced 53 Series wardrobe tower cabinets, Parameter file credenzas and additional Parameter mobile pedestals in 2012. Plateau bookcases in popular 36” wide and 48” wide models are available for classroom settings and related educational environments as well as administrative offices.
LABORATORY FURNITURE - For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty tops purchased from vendor partners. Virco's ZUMA, Sage™, Telos®, Metaphor®, I.Q.®, Classic Series, and 3000 Series collections also include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring.
MOBILE FURNITURE - School cafeterias are perfect venues for the ever-popular Virco mobile tables - including a selection of new oval mobile tables with attached benches or stools introduced in 2012 - while classrooms benefit from the spacious storage capacity of Virco mobile cabinets; additional models with a magnetic marker back were launched in 2012. An array of Virco product lines includes mobile chairs for school settings and offices.
STORAGE EQUIPMENT - For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. As a service to our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
Virco's wide-ranging product selection includes hundreds of furniture models that are certified according to the Greenguard® Children & Schools Program for indoor air quality. In 2005 Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard Children & Schools Program. All of the models in the Company's most recently introduced product lines - including CT Series tables with a hand crank mechanism and Civitas seating, café tops and bases - are Greenguard-certified. Along with Virco's leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. In 2009, Virco began carrying a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2012.
To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. In addition to giving customers the option of purchasing Virco products and making their own delivery arrangements, Virco provides three levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. For additional charges Virco also offers Inside Delivery (no installation), or Full-Service Delivery (delivered and installed). To assist customers involved with FF&E purchases for new school construction projects or school renovations, Virco's PlanSCAPE® service provides room-by-room computerized layout planning and full FF&E project management.
Customers
Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during 2012.
Raw Materials
Virco purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company's largest raw material cost is for steel, followed by plastics and wood.
The price of these commodities, particularly steel and plastic, has been volatile in recent years. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. By comparison, in 2006 and 2007 the price of these commodities was relatively stable. In 2008, steel prices increased by more than 80% during a four month period from April to July, followed by a period of modest decline in the latter part of 2008 and relative stability in 2009 and 2010. During 2011, the Company incurred significant increases in the cost of steel during the second quarter and plastic during the second and third quarters which adversely impacted the profitability of orders received at the beginning of the year (such orders were shipped during the summer). During 2012 the cost of steel, plastic, and wood were stable.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2013.
With respect to the Company's annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially in 2004, 2005, 2008, and 2011. The Company typically benefits from any decreases in raw material costs under the contracts described above.
Marketing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team, as well as a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts.
Virco's educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company's approach to servicing its customer base is very flexible, and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who may include purchasing agents or individual school principals where site-based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full-service dealer partners. The Company's direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products.
Virco's sales force is assisted by the Company's proprietary PlanSCAPE® software and experienced PlanSCAPE managers when preparing complete package solutions for the FF&E segment of bond-funded public school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects.

A significant portion of Virco's business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for a number of years, a financial penalty, or calling of performance bonds.
Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality venues, and mass merchants. This market includes colleges and universities, preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated revenues in 2012. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors : Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 49% of Virco's sales in 2012, 50% of Virco's sales in 2011, and 43% of Virco's sales in 2010. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, we would be able to sell to the vast majority of our customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Approximately 50% of the Company's total sales in 2012 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During the “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company's peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
As a result of the seasonality of our business, our manufacturing capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address this seasonal business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these summer months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 90% of the Company's freight is provided by third-party carriers. The Company has secured sufficient warehouse capacity to accommodate our current needs as well as anticipated future growth.
Virco's working capital requirements during, and in anticipation of, the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may have to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations. On an on-going basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company's business during the peak season each year based in part on annual contracts which are in place and management's experience with respect to the market.
As part of Virco's efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI) which recently acquired Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), KI Inc., Bretford, Smith System, Columbia, Scholarcraft and VS America. Our largest competitor historically that purchases and re-sells furniture has been School Specialty (SCHS). In January 2013, School Specialty filed for bankruptcy under Chapter 11 of the Bankruptcy Code. In addition to School Specialty, there are numerous smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., MTS and Mity Enterprises, Inc.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that include emphasizing the value of Virco's products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco's project management capabilities, the value of Virco's distribution and delivery capabilities, and the value of Virco's customer support capabilities and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding re-sellers, and management believes that the Company's large direct sales force and the Company's sizeable manufacturing and warehousing capabilities facilitate these efforts. Although management prefers to compete on the value of Virco products and services, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Backlog
Sales order backlog at January 31, 2013, totaled $17.3 million and approximated eight weeks of sales, compared to $14.4 million at January 31, 2012, and $17.6 million at January 31, 2011. Substantially all of the backlog will ship during 2013.

Patents and Trademarks
In the last 10 years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco's intellectual property as well. These patents expire over the next one to 17 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco's patents are an important element of its success, Virco's business as a whole is not believed to be materially dependent on any one patent. See “Risk Factors : An inability to protect our intellectual property could have a significant impact on our business.”
In order to distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 60 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2013, Virco and its subsidiaries employed approximately 760 full-time employees at various locations. Of this number, approximately 590 are involved in manufacturing and distribution, approximately 105 in sales and marketing and approximately 65 in administration. The Company also utilizes temporary workers as necessary to meet any seasonal production, warehousing or distribution requirements that cannot be filled by its full time workforce. During 2012, the Company employed approximately 200 temporary workers during the months of June and July.
Environmental Compliance
Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items - including all models in the Company's recently introduced CT Series table line and Civitas™ seating, café top and base collection - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See

“Risk Factors : We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last three fiscal years, see the Company's consolidated financial statements.
During 2012, Virco derived nearly 10% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2011, Virco derived approximately 7% of its revenues from customers located outside of the United States (primarily in Canada and Panama). During 2010, Virco derived approximately 6% of its revenues from customers located outside of the United States (primarily in Canada). The Company determines sales to these markets based upon the customers' principal place of business. During 2012, 2011 and 2010, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2013, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2013	Has Held Office Since
Robert A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	80	1990
Douglas A. Virtue (2)	Executive Vice President	54	1992
J. Scott Bell (3)	Vice President — General Manager, Conway Division	56	2004
Robert E. Dose (4)	Vice President — Finance, Secretary and Treasurer	56	1995
Patricia Quinones (5)	Vice President — Logistics, Marketing Services and Information Technology	49	2004
D. Randal Smith (6)	Vice President — Marketing and Corporate Stewardship	64	1995
Bassey Yau (7)	Vice President — Corporate Controller, Assistant Secretary and Assistant Treasurer.	54	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 56 years and has served as the President since 1982 and Chief Executive Officer since 1988.

(2)
Appointed in 1992; has been employed by the Company for 27 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)
Appointed in 2004; has been employed by the Company for 24 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 22 years and has served as the Corporate Controller, and currently as Vice President of Finance, Secretary and Treasurer.

(5)
Appointed in 2004; has been employed by the Company for 21 years in a variety customer and marketing service positions, and currently as Vice President of Logistics, Marketing Services and Information Technology.

(6)	Appointed in 1995; has been employed by the Company for 28 years in a variety of sales and marketing positions, and currently as Vice President of Marketing & Corporate Stewardship.

(7)
Appointed in 2004; has been employed by the Company for 16 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

None of the Company’s officers have employment contracts.
Available Information
Virco files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the

SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.
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
As part of the American Recovery and Reinvestment Act (ARRA), the Federal Government provided $44 billion to be distributed through the Department of Education by April 30, 2009. Significant portions of this money were used to avoid reductions-in-force at educational institutions. It is anticipated that the amount of Federal assistance will decrease in 2013. This decrease and any continued depressions in state and local revenues and gaps in state budgets may require substantial additional reductions in school budgets, which in turn could lead to further declines in demand for school furniture, fixtures and equipment, which would materially adversely affect our revenue and results of operations.
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
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase. During 2011, the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. The Company increased prices for the 2012 year in an effort to recover these commodity cost increases and intends to increase prices again for 2013.
We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2012, 2011, and 2010. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
Increases in basic commodity, raw material and component costs could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in recent years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and, we are unable to pass along a portion of the higher costs to our customers.
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
A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 49% of Virco's sales in 2012 and 50% of Virco's sales in 2011 were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, in 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and installation, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility. In addition, there can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that should it fail to meet such covenants in the future, the agent and lender under the Credit Agreement will agree to waivers or amendments with respect thereto.
Our credit facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, restricts dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for periodic financial covenants, which currently include a minimum EBITDA, a minimum tangible net worth and a minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operational and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

Under our credit facility, substantially all of our accounts receivable are automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer a deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. Due to continued weak demand for education furniture, the Company has been unable to satisfy its minimum tangible net worth and minimum EBITDA covenants for numerous periods and most recently its minimum EBITDA covenant for the relevant period ending December 31, 2012. On each occasion, the lender under the Company's Credit Agreement has agreed to amend the Company's credit facility and/or waive the violation.  Accordingly, on March 1, 2013, the Company entered into Amendment No. 5 to the Credit Agreement, which waived the violation of the minimum EBITDA covenant at December 31, 2012 and amended the minimum tangible net worth covenant and minimum EBITDA covenant at January 31, 2013. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it again fail to meet such covenants, the Agent and Lender under its Credit Agreement will agree to waivers or amendments with respect thereto.
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
If management does not accurately forecast the Company's requirements for the peak summer season, the Company's results of operations could be adversely affected.
The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. Management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management does not accurately forecast the Company's requirements, the Company's results of operations could be adversely affected. For example, if management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations.
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
We face the risk of claims that we have infringed third parties' intellectual property rights. Companies operating in the furniture industry routinely seek protection of the intellectual property for their product designs, and our principal competitors may have large intellectual property portfolios. Our efforts to identify and avoid infringing third parties' intellectual property rights may not be successful. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property. Such claims could have a negative impact on our sales and results of operations.
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
In addition to environmental laws and regulations affecting our manufacturing activities, the Company is subject to laws and regulations related to consumer product regulation. The Company sells products that are subject to the Consumer Product Safety Improvement Act of 2008 and the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. The Company has controls in place to insure that its products meet all consumer product regulations, and a significant number of Virco products have been certified according to the GREENGUARD® Environmental Institute's stringent Children & Schools Program.
The Patient Protection and Affordable Care Act may increase the cost of providing medical benefits to employees, which could have a significant adverse impact on our results of operations.
We currently provide medical, dental, vision, and life insurance benefits to substantially all full-time employees. Recent legislation regarding health care reform may cause the cost of providing medical insurance to our employees to increase. We may not be able to pass the cost of increased medical costs to our customers, which could cause our costs of sales to increase and our gross profit to decline.
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
Certain shares of the Company's common stock received by the holders thereof as gifts from Julian A. Virtue, including shares received in subsequent stock dividends, are subject to an agreement that restricts the sale or transfer of those shares. As a result of the share ownership and representation on the board and in management, the parties to the agreement have significant influence on affairs and actions of the Company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. In addition, these transfer restrictions and concentration of ownership could have the effect of impeding an acquisition of the Company.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Torrance, California
Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a five year lease expiring on February 28, 2015. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.
Conway, Arkansas
The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. This facility - which is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers - has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco's ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 27, 2013, there were approximately 226 registered stockholders according to the Company's transfer agent records. There were approximately 999 beneficial stockholders.
Dividend Policy
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. During the fourth quarter of 2007, the Company initiated a quarterly dividend of $0.025 per share. Due to the timing of regularly scheduled board of directors meetings, declaration dates often times fell in the quarter prior to the payment date, as was the case in the 2nd and 4th quarters of 2009 and 2010. Effective as of the third quarter of 2011, the board of directors suspended the quarterly cash dividend program. In addition, pursuant to the terms of the Company's current line of credit with PNC Bank, which was entered into on December 22, 2011, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in its credit agreement with PNC Bank, no dividends will be paid by the Company to its stockholders.
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2012	2011	2012		2011
			High	Low	High	Low
1st Quarter	$—	$0.05	$2.25	$1.56	$3.51	$2.83
2nd Quarter	—	—	1.96	1.45	3.43	2.35
3rd Quarter	—	—	3.84	1.48	2.73	1.35
4th Quarter	—	—	2.89	1.31	1.87	1.31
Stock Repurchases
The Company did not repurchase any shares of its stock during 2012. Pursuant to the Company's credit agreement with PNC Bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company's common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2008, in the Company's common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX
AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2008	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013
Virco Mfg. Corporation	$100.00	$34.00	$58.77	$52.43	$31.08	$46.61
NASDAQ Market Index	$100.00	$62.39	$91.63	$116.43	$122.60	$139.03
Morningstar Business Equipment	$100.00	$58.68	$83.12	$107.70	$94.66	$83.50
The current composition of Morningstar Business Equipment Index is as follows: ACCO Brands Corp, Avery Dennison Corp, Canon Inc., Ennis, Inc., HNI Corporation, Herman Miller, Inc., Kewaunee Scientific Corp, Knoll, Inc., Pitney Bowes Inc., Standard Register Company, Steelcase, Inc., VeriFone Systems, Inc., and Virco Mfg. Corporation.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Five Year Summary of Selected Financial Data

In thousands, except per share data	2012	2011	2010	As Adjusted 2009 (1)	As Adjusted 2008 (1)
Summary of Operations
Net sales	$158,856	$166,441	$180,995	$190,513	$212,003
Net (loss) income (1)	$(3,830)	$(13,803)	$(17,594)	$(725)	$2,479
Net (loss) income per share data (a) (1)
Basic	$(0.27)	$(0.97)	$(1.25)	$(0.05)	$0.17
Assuming dilution	(0.27)	(0.97)	(1.25)	(0.05)	0.17
Cash dividends declared per share	$—	$0.05	$0.10	$0.10	$0.10
__________________________

a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

Other Financial Data

In thousands, except per share data	2012	2011	2010	As Adjusted 2009 (1)	As Adjusted 2008 (1)
Total assets (1)	$82,163	$94,225	$100,588	$122,432	$123,432
Working capital (1)	$12,526	$18,598	$29,498	$38,386	$36,525
Current ratio (1)	1.5/1	1.7/1	2.5/1	2.7/1	2.4/1
Total long-term obligations	$30,707	$36,119	$30,169	$30,236	$25,104
Stockholders’ equity (1)	$27,020	$30,896	$50,402	$69,270	$71,520
Shares outstanding at year-end	14,550	14,354	14,205	14,163	14,239
Stockholders’ equity per share (1)	$1.86	$2.15	$3.55	$4.89	$5.02
 _______________________

(1)
The historical financial data has been modified for the results of operations and ending balance sheets for 2008 and 2009 to reflect our 2010 change in accounting principle for our method of accounting for certain of our inventory.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, economic conditions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, and manufacturing processes; new business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
Such statements involve known and unknown risks, uncertainties, assumptions and other factors, many of which are outside of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are anticipated. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition and other factors included in the “Risk Factors” section of this report.
In this report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “potential,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.
Executive Overview
Management's strategy is to position Virco as the overall value supplier of educational furniture and equipment. The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers and catalog retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, installation, project management, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment needs of the K-12 education market, enabling a school to procure all of its furniture, fixtures and equipment (“FF&E”) requirements from one source.

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2012 and 2011, approximately 50% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last decade and is likely to continue to be so for at least the near future. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust, and more recently in 2008 through 2012 as a result of the recession and severe budget deficits incurred by state and local governments.
In addition, the furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from China. In 2004, 2005, and 2008 commodity prices for some of the Company's primary raw materials, particularly steel and plastic, were extremely volatile. During 2011, the Company incurred a cost increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. Due to recent volatility in the commodities' markets, similar volatility for the Company's raw materials is likely to continue for the near term. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.
The years 2008 through 2012 were particularly challenging for the Company and the educational furniture industry in general and conditions are likely to remain challenging for the near term. The budgetary pressures placed on school budgets in these years as a result of the recession were more severe than any period in recent history. These budgetary pressures directly impacted the demand for the Company's products, as the demand for educational furniture largely depends upon: (1) available funding in a school's general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools. In response to the 2008 recession, passage of new bond issuances declined, and bond funded project completions have trended down each year. Despite an increase in the numbers of students attending school, completions of projects from bond financing declined in each of the last five years and school operating budgets experienced significant strain during the same period. In response to these budgetary pressures, as is traditionally the case, schools opted to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduced the demand for, and sales of, the Company's products. Completions of new schools, additions and renovations are not anticipated to improve in 2013.
Although recent years have reflected continual declines in the overall market for school furniture, there are some indicators that the industry is at the bottom of a trough and may turn up beginning in 2014. Industry forecasts indicate that new school construction will increase beginning in 2014. The architecture billing index for February 2013 was the highest since November 2007.
During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last decade, the Company has worked continuously to significantly reduce its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2013, was approximately 760 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2012 declined by more than 55% compared to 2000. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support an ambitious product development program.
In 2010, 2011, and 2012 Virco continued to invest in new products, which positively impacted sales. In 2010, the Company introduced, Parameter®, an invigorating collection of desks, returns and credenzas, and initiated a program to further expand the use of our flat metal forming capabilities to produce lateral files, vertical files and mobile pedestals. In 2011, Virco launched the Sage™ Contract line for offices and reception areas, colleges, hospitality venues and other adult environments; Civitas™ chairs and stools for foodservice, libraries, media centers, circulation areas and related venues; and adjustable-height versions of 120, 121 and 122 Series stools. In 2012, to complement the recently released Civitas chair and stool collection,

Virco introduced an assortment of Civitas café table tops and tulip-shaped table bases; other 2012 introductions included a new collection of Sage rocking chairs; 53 Series wardrobe tower cabinets; new Parameter® file credenzas and additional Parameter mobile pedestals. Additional product releases scheduled for 2013 will provide the Company with attractive new products that we believe will enable the Company to take market share in specific targeted price points.
Virco also benefits from its proprietary PlanSCAPE® software, and experienced PlanSCAPE managers, which allow Virco to prepare complete package solutions for the FF&E segment of bond-funded public school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects. PlanSCAPE project management software allows Virco's sales representatives to provide classroom-by-classroom planning documents for the budgeting, acquisition and installation of FF&E.
The Company anticipates that demand for furniture in the education markets may be flat or continue to decline in 2013. Although general economic conditions have improved, significant state and local budget deficits may adversely affect funding for education. The Company expects that completion of bond-funded school and college construction projects will be lower in 2013 than in each of 2008, 2009, 2010, 2011 and 2012. Management also anticipates a continued lower level of demand for replacement furniture due to the significant financial pressures being placed on school operating budgets. During 2011, in an effort to bring the Company's cost structure in line with decreased revenues, the Company offered early retirement and voluntary separation packages to its employees in Arkansas and California. Combined with normal attrition, the Company reduced its workforce by approximately 205 persons (20%). During 2012 the workforce declined by an additional 65 full time positions. These savings will be offset somewhat by the cost of temporary direct labor employees hired to meet production requirements during 2013. The Company plans to maintain stringent limits on full time staffing, supplemented with temporary labor as necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.
While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to sell services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and installation of furniture in classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Unlike its primary competitors, Virco has maintained and invested in automation at its domestic manufacturing facilities, recently adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers. Virco's domestic factories are a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
During 2013 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic as experienced in 2011, but it has no assurances that commodity prices will remain stable. The Company may benefit from industry disruption in 2013. In 2012, a smaller domestic manufacturing competitor liquidated, and in the beginning of 2013 a significant reseller of school furniture entered Chapter 11 reorganization. While such events are illustrative of the challenging conditions in the Company's industry, the Company is hopeful that this disruption presents an opportunity for Virco to expand its customer base.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventory and related obsolescence reserves, self-insured retention for products and general liability insurance, self-insured retention for workers' compensation insurance, provision for warranty, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this annual report on Form 10-K. Virco's critical accounting policies are as follows:
Revenue Recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales taxes imposed by various government authorities, where applicable. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 2 days. Installation, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition - Multiple-Element Arrangements,” revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as our customers control our ability to deliver and install the furniture, and as a result the furniture delivery and installation are generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company's allowance for doubtful accounts has ranged from approximately 0.7% to 3.0% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco's allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, giving Virco's receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco's credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company's sales to government entities as a percentage of total revenues.
Inventory Valuation: Inventory is valued at the lower of cost or market (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Allowances for slow moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Self-Insured Retention: For 2010, 2011, and 2012 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate ranging from 0.5%-5.5% for 2012, 2011, and 2010. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses are funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2013 will be comparable to the retention levels for 2012.
Warranty Reserve: The Company provides a warranty against all substantial defects in material and workmanship. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company's warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense.
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

	2012	2011	2010
Employee Plan	4.00%	4.50%	5.50%
VIP Plan	4.25%	4.50%	6.00%
Directors Plan	4.00%	4.50%	5.50%
Because the Company froze new benefit accruals for all three plans effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. The Company estimated a 6.5% return on plan assets for the Employee Plan for all three years. The VIP Plan and Directors Plan are unfunded and have no plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. In 2008, the Company incurred significant losses on investments held in trust to fund the Employee Plan. These investment losses will cause future pension costs to increase, and will require future cash contributions to adequately fund the Employee Plan.
In the third quarter of 2011 the Company offered an early retirement program to employees who voluntarily terminated their employment with the Company. The incentive offered was a cash incentive and did not include additional retirement benefits, but was heavily directed toward employees with significant years of service. Approximately 150 employees accepted this offer. Due to the volume of lump sum payments processed during the third and fourth quarters of 2011, the Company incurred a pension settlement cost for the Employee Plan. In the fourth quarter of 2012, as a result of cumulative retirement benefits paid during the year, the Company incurred and additional pension settlement cost.
Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company's financial position, results of operations or cash flows. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the years ended January 31, 2012 and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances totaled $24,601,000 and $22,859,000 at January 31, 2013 and 2012, respectively. At January 31, 2013, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $23,563,000 at January 31, 2013. State net operating losses that can potentially be carried forward totaled approximately $49,635,000 at January 31, 2013.

Results of Operations (2012 vs. 2011)
Financial Results and Cash Flow
The Company incurred a pre-tax loss of $4,039,000 on net sales of $158,856,000 for the fiscal year ended January 31, 2013, compared to pre-tax loss of $13,748,000 on net sales of $166,441,000 in the fiscal year ended January 31, 2012. Net loss per share was $0.27 for the fiscal year ended January 31, 2013, compared to net loss per share of $0.97 in the prior year. Cash flow provided by operations was $7,163,000 for the fiscal year ended January 31, 2013, compared to cash flow used by operations of $910,000 in the prior year. As more fully discussed below, during 2011 the Company offered a voluntary retirement program to all employees. It was estimated that the annual expense reduction from this program could be approximately $9 to $10 million, offset by the cost of temporary employees hired during the summer months. The Company's spending on salaries, wages and other employee benefit costs for full time employees for 2012 was nearly $8 million less than 2011. In addition a variety of other employee related expenses such as travel declined, allowing the Company to reduce its operating loss by $9.7 million on a reduction in sales volume.
Sales
Virco's sales decreased by 4.5% in 2012 to $158,856,000 compared to $166,441,000 in 2011. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects.
Volume declined by approximately $16 million, offset by increases in price. Sales of Virco's new products, including Parameter®, Civitas™ and Text® increased by nearly $1.5 million in 2012 compared to 2011, but were offset by reductions in older product lines. Sales for project orders declined by more than $6 million in fiscal 2012 compared to project orders in fiscal 2011 as a result of reduced construction completions. The reduction in order rates occurred primarily in the third quarter, with the reduction in shipments occurring in the fourth quarter of 2012. Order rates for the fourth quarter increased slightly compared to the comparable period in 2011, resulting in a $2.9 million increase in backlog at January 31, 2013 compared to January 31, 2012.
For 2013 the Company anticipates that the persistent budgetary challenges for state and local governments combined with an anticipated reduction in completions of bond-funded projects may cause the amount of school furniture sold to be comparable to or perhaps less than 2012. As we have throughout this recession, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. The Company is accelerating efforts to increase sales to customers who purchase furniture and equipment through the General Services Administration (GSA) and to pursue international projects. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. As discussed below, the Company significantly reduced its workforce through an early retirement program in 2011. The Company reduced its workforce by an additional 65 full time staff in 2012, primarily through attrition. This significant reduction in force largely spared our direct sales force. The Company will continue to emphasize the value, design and color selections of its products, the value of its distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period. In order to increase or maintain market share during 2013, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
The Company is beginning 2013 with approximately $2.4 million less inventory than in 2012, $10.0 million less than in 2011, and $18.2 million less than 2010. Due to the reduced quantity of inventory at January 31, 2013, production levels and related factory overhead absorption, which vary depending upon selling volumes, are anticipated to be higher in 2013 than in 2012. As discussed above, the Company significantly reduced its workforce during 2011 and reduced it again in 2012. The Company intends to hire temporary workers as necessary during 2013 to meet any seasonal production, warehousing or distribution requirements that cannot be filled by the remaining full-time workforce.
During 2013 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in 2013 as experienced in 2011, but that it could be more volatile than in 2012. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Cost of Sales
Cost of sales was 67.6% of sales in 2012 and 71.1% of sales in 2011. This decrease was due to an increase in selling prices and reduced factory spending partially offset by a reduction in factory utilization. The Company benefited from stable material costs during 2012.

As a percentage of sales, raw material costs were 1.2% lower than in 2011. The Company increased selling prices at the beginning of the year in effort to improve gross margins. The cost of raw materials was stable during the year, resulting in raw material costs declining as a percentage of sales. Direct labor costs as a percentage of sales were unchanged in 2012 compared to 2011. The impact of increasing selling prices was offset by a slight deterioration in efficiency due to the increased utilization of temporary labor in 2012 compared to 2011. Manufacturing overhead as a percentage of sales decreased by 2.3% in 2012 from 2011. This decrease was primarily attributable to a decrease in factory spending offset in part by a reduction production hours and the related impact on factory utilization. Production hours, which decreased by nearly 8% compared to the prior year, were reduced in response to a reduction in sales combined with an effort to reduce inventory at year end.
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for the fiscal year ended January 31, 2013, decreased by approximately $6.7 million compared to the prior year, and were 34.1% of sales as compared to 36.4% in the prior year. The primary reason for this decrease was the $4.6 million reduction of severance costs in 2012 compared to 2011. In 2011, the Company offered an early retirement program to all employees. Approximately 150 employees, or 15% of the Company's workforce, accepted the offer. When combined with normal attrition of employees that were not replaced, at January 31, 2012, the Company reduced the number of full-time employees by approximately 205, or 20% of the workforce at January 31, 2011. In 2012 attrition and normal retirements allowed the Company to reduce headcount by an additional 65 persons. The early retirement program was a cash payment to employees that was based upon years of service. Virco disbursed nearly $2.6 million to severed employees under this program in 2011. Because the majority of the employees accepting the offer were long-term employees with vested pension benefits, the Company incurred nearly $2.0 million of pension settlement costs during the third and fourth quarters on 2011 and an additional $760,000 of pension settlement costs in the fourth quarter of 2012. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.
Warehousing, freight and installation costs decreased in dollars and by 0.5% as a percentage of sales. Selling costs declined due to a reduction in volume but increased by less than 0.1% as a percentage of sales. G&A spending decreased slightly, but increased slightly as a percentage of sales due to an increase in retirement plan expense.
Interest expense was $434,000 more in 2012 compared to 2011 as a result of increased levels of borrowing, increased costs related to an asset based loan, and increased accretion expense for certain liabilities.
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
During 2012, 2011 and 2010 the Company incurred significant operating losses. The Company has incurred a cumulative operating loss for the last three years. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2013 and January 31, 2012, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will be realized and has not provided a valuation allowance on a portion of the state net operating loss and credit carryforwards. At January 31, 2013, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2033 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $23,563,000 at January 31, 2013. State net operating losses that can potentially be carried forward totaled approximately $49,635,000 at January 31, 2013.
Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2013 may be low, with income tax being primarily income and franchise taxes as required by various states.
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
Sales
Virco's sales decreased by 8.0% in 2011 to $166,441,000 compared to $180,995,000 in 2010. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects. Volume declined by approximately $23 million, offset by increases in price. In 2010, the Company bid aggressively in certain markets in an effort to grow volume in a difficult market. This adversely impacted the gross margin in 2010. In 2011, the Company increased prices in an effort to restore margins to more profitable levels and to compensate for increases in raw material costs experienced during 2011. Sales of Virco's new products, including Parameter®, Sage™, and Text® increased in 2011 compared to 2010, but were offset by reductions in other product lines. Sales for project orders in fiscal 2011 were level with project orders in fiscal 2010. The reduction in shipments occurred in the second and third quarters of the year, but the reduction in order rates was concentrated in two months. Approximately 65% of the annual reduction in orders occurred in the months of April and May. Order rates for the balance of the year declined, but to a lesser extent.
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
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for the fiscal year ended January 31, 2012, increased by approximately $1.9 million compared to the fiscal year ended January 31, 2011, and were 36.4% of sales as compared to 32.5% in the fiscal year ended January 31, 2011. The primary reason for this increase was the nearly $4.6 million of severance costs incurred in the third and fourth quarters related to the early retirement program offered by the Company in the third quarter of 2011. Approximately 150 employees, or 15% of the Company's workforce, accepted the offer. Most severed their employment in the third quarter. A few employees remained into the fourth quarter to assist an orderly transition of responsibilities. When combined with normal attrition of employees that were not replaced, at January 31, 2012, the Company reduced the number of full-time employees by approximately 205, or 20% of the workforce at January 31, 2011. The early retirement program was a cash payment to employees that was based upon years of service. Virco disbursed nearly $2.6 million to severed employees under this program. Because the majority of the employees accepting the offer were longer-term employees with vested pension benefits, the Company incurred nearly $2.0 million of pension settlement costs during the third and fourth quarters. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.
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
Provision for Income Taxes
During 2011 and 2010 the Company incurred significant operating losses. When combined with operating results from 2009 the Company has incurred a cumulative operating loss for three consecutive years. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2012 and January 31, 2011, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will not be realized and has provided a valuation allowance on a portion of the state net operating losses. At January 31, 2012, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2032 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $21,980,000 at January 31, 2012. State net operating losses that can potentially be carried forward totaled approximately $45,785,000 at January 31, 2012.
Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2012 may be low, with income tax being primarily income and franchise taxes as required by various states.
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. During 2012, the costs for raw materials purchased by the Company were stable. During 2011, the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarter. These cost increases adversely impacted gross margins for products shipped during the summer season. During 2010, the Company incurred increased costs for steel, but most other costs increased only modestly.
For 2013, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated volatility for 2013 is not expected to be as severe as experienced in 2011. There is continued uncertainty with respect to steel and other raw material costs, especially of plastics, that are affected by the price of oil . Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Furthermore, as a result of current adverse economic conditions, there has been a reduction in the number of freight carriers competing for Virco's business. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2013, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco's products in 2013, 2012 and 2011. Due to current economic conditions, the Company anticipates continued significant price competition in 2013, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2013 as experienced in 2011. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2013, as a percentage of sales, could be higher than in 2012. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
Liquidity and Capital Resources
Working Capital Requirements
Virco addresses liquidity and working capital requirements in the context of short-term seasonal requirements and long-term capital requirements of the business. The Company's core business of selling furniture to publicly funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco's operational, capital, and financing decisions.
The Company's working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco's assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the first quarter, developing a stocking plan and estimating the number of employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect profitability. On an ongoing basis, management evaluates such estimates, including those related to market demand, labor costs, and inventory levels, and continually strives to improve Virco's ability to correctly forecast business requirements during the peak season each year.
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2013, 2012, or 2011, respectively.
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
As a result of the seasonality of our business, our manufacturing capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these summer months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 90% of the Company's freight is provided by third-party carriers. The Company has secured sufficient warehouse capacity to accommodate our current needs as well as anticipated future growth.
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the twelve consecutive fiscal month period ending December 31, 2012.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2013 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $30,748,000 for the fiscal quarter ending January 31, 2013, (2) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ending January 31, 2013, and (3) a minimum EBITDA amount of $5,232,000 for the twelve consecutive fiscal months ending January 31, 2013. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2013 were as follows: (1) the Company maintained a tangible net worth of $27,020,000 for the fiscal year ending January 31, 2013, (2) the Company maintained a fixed charge coverage ratio of 0.90 to 1.00 for the four consecutive fiscal quarters ended January 31, 2013, and (3) the Company achieved EBITDA of $2,582,000 for the twelve consecutive fiscal months ending January 31, 2013. Therefore the Company was in violation of its minimum tangible net worth and minimum EBITDA covenants for the relevant period ending January 31, 2013. However, as noted above, on March 1, 2013 the Company entered into Amendment No. 5, which waived the violation of the minimum EBITDA covenant at December 31, 2012, amended and restated the minimum tangible net worth covenant to $22,865,000 for the fiscal quarter ending January 31, 2013, amended and restated the minimum EBITDA covenant to $2,100,000 for the twelve consecutive fiscal months ending January 31, 2013, amended and restated the minimum EBITDA amount in certain periods to January 31, 2014, and added a minimum tangible net worth amount for each fiscal quarter to January 31, 2014.
In addition, there is a “clean down” provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the “clean down” requirement with no adverse impact on the Company's liquidity. Other than as noted above with respect to the minimum EBITDA covenant and the minimum tangible net worth covenant, the Company was in compliance with its covenants at January 31, 2013.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $4,841,000 was available for borrowing as of January 31, 2013. Management believes that the carrying value of debt approximated fair value at January 31, 2013, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense, and has remained below depreciation since that time. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $3,000,000 for 2013, which is less than anticipated depreciation expense.
Asset Impairment
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. Much of the tooling, machinery, and equipment acquired at this time is now fully or substantially depreciated. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2013, there has been no impairment to the long-lived assets of the Company.

The Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2013 or January 31, 2012.

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
Contractual Obligations
Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$4,053	$4,053	$—	$—	$ —
Interest on long-term debt	—	—	—	—	—
Operating lease obligations	14,009	6,166	6,667	1,086	90
Purchase obligations	6,194	6,194	—	—	—
	$24,256	$16,413	$6,667	$1,086	$90
We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $106,000 as of January 31, 2013, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this report.
Virco's largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2013, the Company had bonds outstanding valued at approximately $1,225,000. To the best of management's knowledge, in over 63 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 due to the Company's decision to replace a component on a certain style of chair. These replacements were completed during 2011 at a cost less than originally anticipated as the Company was able to perform field repairs at a favorable cost rather than incurring replacement costs. The repair / replacement of this component was not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2012. The following is a summary of the Company's warranty-claim activity during 2012 and 2011.

	January 31,
(In thousands)	2013	2012
Beginning balance	$1,400	$2,300
Provision for current year	630	700
Provision for prior year	(490)	(764)
Costs incurred	(540)	(836)
Ending balance	$1,000	$1,400
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
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees continued to vest under the benefits earned to date, but no covered participants earned additional benefits after the plan freeze. At January 31, 2013, all active participants under the plans were fully vested.
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

	2012	2011	2010
Employee Plan	4.00%	4.50%	5.50%
VIP Plan	4.25%	4.50%	6.00%
Directors Plan	4.00%	4.50%	5.50%
Because the Company froze future benefit accruals for all three defined benefit plans in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2013 or 2012.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting the expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2012, 2011 and 2010 the Company used a 6.5% expected return on plan assets, net of expenses.
During 2008 the Company incurred a large loss on assets held for investment in its qualified pension trust. This loss has adversely impacted the funded status of the plan, and required the Company to record a $6.8 million increase in pension liability offset by an increase in other comprehensive loss. These losses could require the Company to increase cash contributions to the plan over the next several years, and increased pension expense for 2009 by over $1 million as compared to 2008 pension expense.
During 2011 two events significantly impacted the pension plans. The first event was a reduction in the discount rate utilized to calculate pension plan obligations. The reduction in discount rate caused the liability for pension obligations to increase by approximately $3.7 million, $1.4 million, and $26,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to Accumulated Other Comprehensive Income (AOCI). The second event was a $2.0 million settlement charge for the Employee Plan. As part of a restructuring plan, the Company offered early retirement benefits to all employees who voluntarily severed their employment with the Company. Although the early retirement benefit was paid in cash and did not include any additional benefits payable from a retirement plan, the benefit formula was structured to reward employees with significant years of service, the same employees who would have earned retirement benefits prior to the plan freeze in 2003. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. Because the VIP Plan and Director Plan do not allow lump sum payments, there was no similar settlement charge required.
During 2012 the pension plans were impacted by the same events of 2011, but to a lesser extent. A reduction in the discount rate caused the liability for pension obligations to increase by approximately $2.0 million, $0.3 million, and $10,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to Accumulated Other Comprehensive Income (AOCI). As a result of large distributions paid from the Employee Plan, a $760,000 settlement charge for the Employee Plan was recorded.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $2.0 million, $1.9 million, and $0.7 million, to the trust in 2012, 2011, and 2010, respectively. Contributions during 2013 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $1.6 million. During 2012, 2011, and 2010, the Company paid approximately $561,000, $451,000, and $458,000, respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $750,000 for 2013. At January 31, 2013, accumulated other comprehensive loss of approximately $19.5 million ($16.0 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2013, a 1% reduction in investment return would have increased expense by approximately $150,000, a 1% change in the rate of compensation increase would had no impact, and a 1% reduction in the discount rate would have increased expense by $240,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $5.6 million.
Stockholders' Equity
The Company initiated a $0.025 per share quarterly cash dividend in the fourth quarter of 2007 and continued to pay the $0.025 quarterly dividend through the second quarter of 2011. The cash dividend was suspended after the second quarter of 2011 as a result of operating losses. In addition, the Company's new credit facility with PNC Bank prohibits the Company from paying dividends and repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. Consequently, commencing December 22, 2011 and for at least as long as this covenant is included in the Company's credit facility, no dividends will be paid by the Company to its stockholders. During 2011 the Company paid cash dividends of $710,000. During 2010, the Company paid cash dividends of $1,418,000 and repurchased $344,000 of stock.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2012 reflects additional paid-in capital of approximately $115 million and deficit retained earnings of approximately $73 million. Other than the losses incurred during 2003-2005, 2010-2012 the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
Environmental and Contingent Liabilities
Environmental Compliance
Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items - including all models in the Company's recently introduced CT Series table line and Civitas™ seating, café top and base collection - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Risk Factors : We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
In 2011 and 2010, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2012, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to aggressively defend product liability cases. This program has continued through 2011 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2012 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2013.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, consecutive statements. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning February 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company's consolidated financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $187,000 for the twelve months ended January 31, 2013. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2013 and 2012, the Company had no derivative instruments.
The Company's business is subject to changes in the price of raw materials used to manufacture its products, such as steel, plastic, wood, aluminum, polyethylene, polypropylene, plywood, particleboard, and cartons, as well as the price of petroleum, which not only affects the cost of plastic, but also the Company's transportation costs and costs of operating its manufacturing facilities. With respect to the Company's annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the intensely seasonal nature of its business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years, especially 2008, and 2011. The Company typically benefits from any decreases in raw material costs under the contracts described above.

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
April 22, 2013

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2013	2012
	(In thousands)
Assets
Current assets
Cash	$853	$2,897
Trade accounts receivables (net of allowance for doubtful accounts of $275 and $350 at January 31, 2013 and 2012)	8,760	12,743
Other receivables	108	401
Income tax receivable	259	324
Inventories
Finished goods, net	4,968	6,273
Work in process, net	11,041	10,623
Raw materials and supplies, net	9,308	10,895
	25,317	27,791
Prepaid expenses and other current assets	1,665	1,652
Total current assets	36,962	45,808
Property, plant and equipment
Land	1,671	1,671
Land improvements	1,213	1,213
Buildings and building improvements	47,703	47,797
Machinery and equipment	119,407	120,181
Leasehold improvements	2,452	2,549
	172,446	173,411
Less accumulated depreciation and amortization	135,564	134,203
Net property, plant and equipment	36,882	39,208
Deferred tax assets, net	1,484	2,200
Other assets	6,835	7,009
Total assets	$82,163	$94,225
See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2013	2012
	(In thousands, except share data)
Liabilities
Current liabilities
Accounts payable	$11,864	$11,684
Accrued compensation and employee benefits	3,426	3,797
Current portion of long-term debt	4,053	5,497
Deferred tax liabilities	572	1,221
Other accrued liabilities	4,521	5,011
Total current liabilities	24,436	27,210
Non-current liabilities
Accrued self-insurance retention	2,585	1,915
Accrued pension expenses	26,385	25,069
Income tax payable	142	488
Long-term debt, less current portion	—	6,011
Other accrued liabilities	1,595	2,636
Total non-current liabilities	30,707	36,119
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,550,371 shares in 2012 and 14,354,046 shares in 2011	146	144
Additional paid-in capital	115,670	115,060
Accumulated deficit	(72,810)	(68,980)
Accumulated other comprehensive loss	(15,986)	(15,328)
Total stockholders’ equity	27,020	30,896
Total liabilities and stockholders’ equity	$82,163	$94,225
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2013	2012	2011
	(In thousands, except per share data)
Net sales	$158,856	$166,441	$180,995
Costs of goods sold	107,304	118,283	129,621
Gross profit	51,552	48,158	51,374
Selling, general and administrative expenses	54,072	56,215	58,891
(Gain) loss on sale of property, plant & equipment	(37)	(1)	(7)
Restructuring expense	—	4,570	—
Interest expense, net	1,556	1,122	1,077
Income (loss) before income taxes	(4,039)	(13,748)	(8,587)
Income tax expense (benefit)	(209)	55	9,007
Net income (loss)	$(3,830)	$(13,803)	$(17,594)
Dividend declared:
Cash	$—	$0.05	$0.10
Net loss per common share (a):
Basic	$(0.27)	$(0.97)	$(1.25)
Diluted	$(0.27)	$(0.97)	$(1.25)
Weighted average shares outstanding:
Basic	14,387	14,235	14,130
Diluted	14,387	14,235	14,130
 _______________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended January 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$(3,830)	$(13,803)	$(17,594)
Other comprehensive income (loss) :
Pension adjustments	(658)	(5,586)	(171)
Comprehensive income (loss)	$(4,488)	$(19,389)	$(17,765)

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2010, as adjusted	14,163,044	$142	$114,152	$(35,453)	$(9,571)	$69,270
Net loss	—	—	—	(17,594)	—	(17,594)
Pension adjustments	—	—	—	—	(171)	(171)
Shares vested	141,838	1	(141)	—	—	(140)
Stock compensation expense	—	—	799	—	—	799
Stock repurchased	(99,884)	(1)	(343)	—	—	(344)
Cash dividends	—	—	—	(1,418)	—	(1,418)
Balance at January 31, 2011	14,204,998	$142	$114,467	$(54,465)	$(9,742)	$50,402
Net loss	—	—	—	(13,803)	—	(13,803)
Pension adjustments	—	—	—	—	(5,586)	(5,586)
Shares vested and others	149,048	2	(142)	(2)	—	(142)
Stock compensation expense	—	—	735	—	—	735
Cash dividends	—	—	—	(710)	—	(710)
Balance at January 31, 2012	14,354,046	$144	$115,060	$(68,980)	$(15,328)	$30,896
Net loss	—	—	—	(3,830)	—	(3,830)
Pension adjustments	—	—	—	—	(658)	(658)
Shares vested and others	196,325	2	(88)	—	—	(86)
Stock compensation expense	—	—	698	—	—	698
Balance at January 31, 2013	14,550,371	$146	$115,670	$(72,810)	$(15,986)	$27,020
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$(3,830)	$(13,803)	$(17,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,368	5,021	5,352
Provision for doubtful accounts	(75)	196	79
(Gain) loss on sale of property, plant and equipment	(37)	(1)	(7)
Deferred income taxes	66	228	9,859
Stock-based compensation	698	735	799
Changes in operating assets and liabilities:
Trade accounts receivable	4,057	(2,476)	3,586
Other receivables	293	(233)	(27)
Inventories	2,475	7,579	8,218
Income taxes	(930)	(369)	(506)
Prepaid expenses and other current assets	567	(31)	(584)
Accounts payable and accrued liabilities	(489)	2,244	(3,723)
Net cash provided by (used in) operating activities	7,163	(910)	5,452
Investing activities
Capital expenditures	(2,050)	(2,159)	(3,002)
Proceeds from sale of property, plant and equipment	53	2	39
Net investment in life insurance	244	170	149
Net cash provided by (used in) investing activities	(1,753)	(1,987)	(2,814)
Financing activities
Proceeds from long-term debt	28,422	29,263	35,648
Repayment of long-term debt	(35,876)	(24,287)	(36,041)
Purchase of treasury stock	—	—	(344)
Cash dividend paid	—	(710)	(1,418)
Net cash provided by (used in) financing activities	(7,454)	4,266	(2,155)

Net increase (decrease) in cash	(2,044)	1,369	483
Cash at beginning of year	2,897	1,528	1,045
Cash at end of year	$853	$2,897	$1,528
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,556	$1,122	$1,077
Income tax, net	12	32	68
Non-cash investing activities :
Decrease in accrued asset retirement obligations	$—	$(100)	$—
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2013
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 63 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Management Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities - and disclosure of contingent assets and liabilities - at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant, and equipment; liabilities under pension, warranty, self-insurance, and environmental claims; and the ultimate collection of accounts receivable. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2012, 2011 and 2010, refer to the fiscal years ended January 31, 2013, 2012 and 2011, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2013. Foreign sales were approximately 10%, 7% and 6% of the Company’s sales for fiscal years 2012, 2011 and 2010, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2013 or 2012. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2013, 2012 and 2011. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $1,681,000, $1,610,000 and $1,879,000 for fiscal years ended January 31, 2013, 2012 and 2011, respectively. Depreciation and amortization expense was $4,368,000, $5,021,000 and $5,352,000 for the fiscal years ended January 31, 2013, 2012 and 2011, respectively.
The Company subleased space at one of its facilities on a month-to-month basis during 2012, 2011 and 2010. Rental income was $40,000 for fiscal 2012, 2011, and 2010.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $554,000 and $545,000 at January 31, 2013 and 2012, respectively.

	January 31,
	2013	2012
Balance at beginning of period	$545,000	$636,000
Decrease in obligation	—	(100,000)
Accretion expense	9,000	9,000
Balance at end of period	$554,000	$545,000

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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted loss per share:

In thousands, except per share data	2012	2011	As Adjusted 2010
Numerator
Net loss	$(3,830)	$(13,803)	$(17,594)
Denominator
Weighted-average shares — basic	14,387	14,235	14,130
Common equivalent shares from common stock options and warrants	—	—	—
Weighted-average shares — diluted (1)	14,387	14,235	14,130
Net loss per common share
Basic	$(0.27)	$(0.97)	$(1.25)
Diluted	(0.27)	(0.97)	(1.25)
___________________

(1)
For the years ended January 31, 2013, 2012 and 2011, approximately 119,000 , 56,000 and 59,000, respectively, shares of common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

Environmental Costs
The Company is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. Normal, recurring expenses related to operating the Company's factories in a manner that meets or exceeds environmental laws and regulations are matched to the cost of producing inventory.
Despite our efforts to comply with existing laws and regulations, compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2013 and 2012, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2012, 2011 and 2010.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,103,000 in 2012, $1,395,000 in 2011, and $1,118,000 in 2010. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2013 and 2012, were $248,000 and $208,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,000,000 and $1,400,000 as of January 31, 2013 and 2012, respectively.
Self-Insurance
In 2012 and 2011, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 0.50% in 2012 and 4.50% in 2011.
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
Revenue Recognition:
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales taxes imposed by various government authorities, where applicable. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 2 days. Installation, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition - Multiple-Element Arrangements,” revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as our customers control our ability to deliver and install the furniture, and as a result the furniture delivery and installation are generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Shipping and Installation Fees
Revenues related to shipping and installation are included in net sales. For the fiscal years ended January 31, 2013, 2012 and 2011, shipping and installation costs of approximately $15,040,000, $15,804,000 and $16,884,000, respectively, were included in selling, general and administrative expenses.
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

2. New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends ASC 820 providing consistent guidance on fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, consecutive statements. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning February 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company's consolidated financial position or results of operations.
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2013	2012
Revolving credit line	$4,053	$11,485
Other	—	23
Total debt	4,053	11,508
Less current portion	4,053	5,497
Non-current portion	$—	$6,011

On December 22, 2011 (the Closing Date), the Company and Virco Inc., a wholly owned subsidiary of the Company (Virco and, together with the Company, the Borrowers) entered into a Revolving Credit and Security Agreement (the Credit Agreement) with PNC Bank, National Association, as administrative agent and lender (PNC). On June 15, 2012, the Borrowers entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (Amendment No. 2) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (Amendment No. 3) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 (Amendment No. 5) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012.

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the Revolving Credit Facility) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2013 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $30,748,000 for the fiscal quarter ending January 31, 2013, (2) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ending January 31, 2013, and (3) a minimum EBITDA amount of $5,232,000 for the twelve consecutive fiscal months ending January 31, 2013. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2013 were as follows: (1) the Company maintained a tangible net worth of $27,020,000 for the fiscal year ending January 31, 2013, (2) the Company maintained a fixed charge coverage ratio of 0.90 to 1.00 for the four consecutive fiscal quarters ended January 31, 2013, and (3) the Company achieved EBITDA of $2,582,000 for the twelve consecutive fiscal months ending January 31, 2013. Therefore the Company was in violation of its minimum tangible net worth and minimum EBITDA covenants for the relevant period ending January 31, 2013. However, as noted above, on March 1, 2013 the Company entered into Amendment No. 5, which waived the violation of the minimum EBITDA covenant at December 31, 2012, amended and restated the minimum tangible net worth covenant to $22,865,000 for the fiscal quarter ending January 31, 2013, amended and restated the minimum EBITDA covenant to $2,100,000 for the twelve consecutive fiscal months ending January 31, 2013, amended and restated the minimum EBITDA amount in certain periods to January 31, 2014, and added a minimum tangible net worth amount for each fiscal quarter to January 31, 2014.

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. Other than as noted above with respect to the minimum EBITDA covenant and the minimum tangible net worth covenant, the Company was in compliance with its covenants at January 31, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $4,841,000 was available for borrowing as of January 31, 2013.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

As of January 31, 2013, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2014	$4,053
2015	—
2016	—
2017	—
2018	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2013 and 2012, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employee Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $3,008,000 and $2,973,000 at January 31, 2013 and 2012, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split $ Life Insurance Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust. Benefit accruals under the VIP Plan were frozen effective December 31, 2003.
In April 2001, the board of directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the board, subject to the director providing 10 years of service to the Company. At January 31, 2013, the Directors Plan did not hold any assets. Benefit accruals under the Directors Plan were frozen effective December 31, 2003.

The annual measurement date for all plans for the fiscal years ended January 31, 2013, 2012, and 2011 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2013 , 2012 or 2011.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. Two of the Company's defined benefit pension plans (the VIP Plan and the Directors Plan) are executive benefit plans that are not funded and are subject to the Company's creditors. Because these plans are not funded, the assumed rate of return has no impact on pension expense or the funded status of the plans.
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The board of directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 70% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The long-term asset allocation target provided to the investment advisors is 80% stock and 20% bond, with maximum allocations of 80% large cap stocks, 30% small cap stocks, and 30% international stock. The Company has established a custom benchmark derived from a variety of stock and bond indices that are weighted to approximate the asset allocation provided to the investment advisors. The investment advisors' performance is compared to the custom index as part of the evaluation of the investment advisors' performance. The Retirement Plan Committee receives monthly reports from the investment advisors and meets periodically with them to discuss investment performance.
At January 31, 2013 and 2012, the amount of the plan assets invested in bond or short-term investment funds was 8% and 6%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock.
During 2011, two events significantly impacted the pension plans. The first event was a reduction in the discount rate utilized to calculate pension plan obligations. The reduction in discount rate caused the liability for pension obligations to increase by approximately $3.7 million, $1.4 million, and $26,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to Accumulated Other Comprehensive Income (“AOCI”). The second event was a $2.0 million settlement charge for the Employee Plan. As part of a restructuring plan, the Company offered early retirement benefits to all employees who voluntarily severed their employment with the Company. Although the early retirement benefit was paid in cash and did not include any additional benefits payable from a retirement plan, the benefit formula was structured to reward employees with significant years of service, the same employees who would have earned retirement benefits prior to the Employee Plan freeze in 2003. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. Because the VIP Plan and Director Plan do not allow lump sum payments, there was no similar settlement charge required.
During 2012 the pension plans were impacted by the same events of 2011, but to a lesser extent. A reduction in the discount rate caused the liability for pension obligations to increase by approximately $2.0 million, $0.3 million, and $10,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to AOCI. As a result of large distributions paid from the Employee Plan, a $760,000 settlement charge for the Employee Plan was recorded in the fourth quarter.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $2.0 million, $1.9 million, and $0.7 million, to the trust in 2012, 2011, and 2010, respectively. Contributions during 2013 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $1.6 million. During 2012, 2011, and 2010, the Company paid approximately $561,000, $451,000 and $458,000 respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $691,000 for 2013. At January 31, 2013, accumulated other comprehensive loss of approximately $19.5 million ($16.0 million net of tax) is attributable to the pension plans.
The following tables sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2013, and 2012:

	Employee Plan		VIP Plan		Directors Plan
	1/31/2013	1/31/2012	1/31/2013	1/31/2012	1/31/2013	1/31/2012
Change in Benefit Obligation
Benefit obligation at beg. of year	$29,583	$27,080	$8,079	$6,529	$480	$450
Service cost	—	—	—	—	—	—
Interest cost	1,299	1,370	352	379	20	23
Participant contributions	—	—	—	—	—	—
Amendments	—	—	—	—	—	—
Actuarial losses (gains)	3,951	5,537	175	1,622	(23)	7
Plan settlement	(1,477)	(3,791)	—	—	—	—
Benefits paid	(516)	(613)	(552)	(451)	(9)	—
Benefit obligation at end of year	$32,840	$29,583	$8,054	$8,079	$468	$480
Change in Plan Assets
Fair value at beg. of year	$14,808	$17,737	$—	$—	$—	$—
Actual return on plan assets	2,035	(415)	—	—	—	—
Company contributions	2,025	1,890	552	451	9	—
Settlements	(1,477)	(3,791)	—	—	—	—
Benefits paid	(516)	(613)	(552)	(451)	(9)	—
Fair value at end of year	$16,875	$14,808	$—	$—	$—	$—
Funded Status
Unfunded status of the plan	$(15,965)	$(14,775)	$(8,054)	$(8,079)	$(468)	$(480)
Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(570)	(495)	(61)	(67)
Non-current liabilities	(15,965)	(14,775)	(7,484)	(7,584)	(407)	(413)
Accrued benefit cost	$(15,965)	$(14,775)	$(8,054)	$(8,079)	$(468)	$(480)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(15,965)	$(14,775)	$(8,054)	$(8,079)	$(468)	$(480)
Accumulated other comp. loss (gain)	16,906	16,195	2,656	1,571	(61)	(38)
Net amount recognized	$941	$1,420	$(5,398)	$(6,508)	$(529)	$(518)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$16,906	$16,195	$2,656	$1,571	$(61)	$(38)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—
	$16,906	$16,195	$2,656	$1,571	$(61)	$(38)

	Employee Plan		VIP Plan		Directors Plan
	1/31/2013	1/31/2012	1/31/2013	1/31/2012	1/31/2013	1/31/2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$2,895	$7,060	$175	$1,622	$(23)	$7
Prior service cost	—	—	—	—	—	—
Amortization of (loss) gain	(2,184)	(3,091)	(205)	(51)	—	39
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of initial asset	—	—	—	—	—	—
Total recognized in other comprehensive income	$711	$3,969	$(30)	$1,571	$(23)	$46
Items to be Recognized as a Component of 2013 Periodic Pension Cost
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	1,397	1,423	222	205	(14)	—
	$1,397	$1,423	$222	$205	$(14)	$—
Supplemental Data
Projected benefit obligation	$32,840	$29,583	$8,054	$8,079	$468	$480
Accumulated benefit obligation	32,840	29,583	8,054	8,079	468	480
Fair value of plan assets	16,875	14,808	—	—	—	—
Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,299	1,370	352	379	20	23
Expected return on plan assets	(979)	(1,107)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	2,184	3,091	205	51	—	(39)
Benefit cost	$2,504	$3,354	$557	$430	$20	$(16)
Estimated Future Benefit Payments
FYE 01-31-2014	$1,358		$570		$61
FYE 01-31-2015	1,949		345		56
FYE 01-31-2016	1,951		344		51
FYE 01-31-2017	2,632		330		46
FYE 01-31-2018	1,435		315		41
FYE 01-31-2019 to 2023	9,022		1,786		139
Total	$18,347		$3,690		$394
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	4.00%	4.50%	4.25%	4.50%	4.00%	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.50%	5.50%	4.50%	6.00%	4.50%	5.50%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2013	1/31/2012
Level 1 Measurement
Cash & Cash Equivalents	$268	$334
Common Stock	4,376	3,538
Total Level 1	$4,644	$3,872
Level 2 Measurement
Bond Index Fund	$162	$223
Total Return Bond Fund	—	306
Core Bond CIT Fund	973	—
US Aggregate Bond Index Fund	229	288
Large Cap Growth Index Fund	3,809	3,652
Large Cap Value Index Fund	3,039	2,776
Russell 2000 Index Fund	1,461	1,380
International Equity Index Fund	1,179	1,111
Managed Investment Fund	773	632
Vanguard MSCI Emerging Markets Fund	606	568
Total Level 2	$12,231	$10,936
Level 3 Measurement
None	N/A	N/A
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2013 and 2012, the plan held 783,154 shares and 754,241 shares of Virco stock, respectively. For the fiscal years ended January 31, 2013, 2012 and 2011, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,069,000 and $3,134,000 at January 31, 2013 and 2012, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust. As of January 31, 2013 and 2012, the Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $5,870,000 and $5,978,000 respectively.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2013 and 2012:

	1/31/2013	1/31/2012
Liability beginning of year	$2,074,000	$1,964,000
Accretion expense	292,000	110,000
Present value of death benefits paid	(50,000)	—
Liability end of year	$2,316,000	$2,074,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans

The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 551,250 awards during fiscal 2012. As of January 31, 2013, there were approximately 448,750 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 118,125 awards during fiscal 2012. As of January 31, 2013, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
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
Accounting for the Plans
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	—	$—	12,100	$8.82	12,100	$8.82
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(12,100)	—	—	—
Outstanding at end of year	—	—	—	—	12,100	8.82
Exercisable at end of year	—	—	—	—	12,100	8.82
The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

	Expense for 12 months ended			Unrecognized Compensation Cost at
	1/31/2013	1/31/2012	1/31/2011	1/31/2013
2011 Plan
31,250 Grants of Restricted Stock, issued 6/19/2012, vesting over 1 year	$33,000	$—	$—	$17,000
520,000 Grants of Restricted Stock, issued 6/19/2012, vesting over 5 years	111,000	—	—	721,000
2007 Plan
78,125 Grants of Restricted Stock, issued 6/19/2012, vesting over 1 year	82,000	—	—	41,000
40,000 Grants of Restricted Stock, issued 3/21/2012, vesting immediately	80,000	—	—	—
68,960 Grants of Restricted Stock, issued 6/21/2011, vesting over 1 year	67,000	133,000	—	—
56,455 Grants of Restricted Stock, issued 6/8/2010, vesting over 1 year	—	58,000	116,000	—
382,500 Restricted Stock Units, issued 6/16/2009, vesting over 5 years	226,000	235,000	268,000	301,000
49,854 Restricted Stock Units, issued 6/16/2009, vesting over 1 year	—	—	58,000	—
262,500 Restricted Stock Units, issued 6/19/2007, vesting over 5 years	99,000	309,000	357,000	—
Totals for the period	$698,000	$735,000	$799,000	$1,080,000
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2013		2012		2011
	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units
Outstanding at beginning of year	290,960	$3.80	467,455	$4.19	589,854	$4.38
Granted	669,375	1.62	68,960	2.89	56,455	3.10
Vested	(204,960)	3.63	(178,455)	4.29	(178,854)	4.47
Forfeited	(12,000)	3.50	(67,000)	4.31	—
Outstanding at end of year	743,375	1.89	290,960	3.80	467,455	4.19
Weighted-average fair value of restricted stock units granted during the year		$1.62		$2.89		$3.10
The aggregate fair value of restricted stock unit awards vested during fiscal years 2012, 2011 and 2010 were $744,000, $766,000 and $799,000 respectively.
Stockholders’ Rights
On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the “Rights”) for each outstanding share of the Company’s common stock. Each of the Rights entitles a stockholder to purchase for an exercise price of $50.00 ($20.70, as adjusted for stock splits and stock dividends), subject to adjustment, one one-hundredth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, or under certain circumstances, shares of common stock of the Company or a successor company with a market value equal to two times the exercise price. The Rights are not exercisable, and would only become exercisable for all other persons when any person has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock. The Rights have no voting privileges, and may be redeemed by the Board of Directors at a price of $.001 per Right at any time prior to the acquisition of a beneficial ownership of 20% of the outstanding common stock. There are 200,000 shares, (483,153 shares as adjusted by stock splits and stock dividends) of Series A Junior Participating Cumulative Preferred Stock reserved for issuance upon exercise of the Rights. On July 31, 2007, the Company and Mellon Investor Services LLC entered into an amendment to the Rights Agreement governing the Rights. The amendment, among other things, extended the term of the Rights issued under the Rights Agreement to October 25, 2016, removed the dead-hand provisions from the Rights Agreement, and formally replaced the former Rights Agent, The Chase Manhattan Bank, with its successor-in-interest, Mellon Investor Services LLC.
6. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2013	2012	2011
Statutory	$(1,373)	$(4,674)	$(2,920)
State taxes (net of federal tax)	(124)	(799)	(445)
Change in valuation allowance	1,480	6,043	13,989
State rate adjustment	49	(288)	(1,365)
Change in unrecognized tax benefits	(246)	(164)	(282)
Other	5	(63)	30
	$(209)	$55	$9,007
Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	Year ended January 31,
	2013	2012	2011
Current
Federal	$—	$—	$(459)
State	(275)	(173)	(393)
	(275)	(173)	(852)
Deferred
Federal	(1,192)	(4,581)	(3,482)
State	(223)	(1,235)	(648)
	(1,415)	(5,816)	(4,130)
Change in Valuation Allowance	1,481	6,044	13,989
	66	228	9,859
	$(209)	$55	$9,007

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	Year ended January 31,
	2013	2012
Deferred tax assets
Accrued vacation and sick leave	$830	$879
Retirement plans	10,343	9,820
Insurance reserves	1,193	1,183
Warranty	451	595
Net operating loss carryforwards	12,072	11,255
Intangibles	272	338
Inventory	723	146
Other	1,250	1,486
	$27,134	$25,702
Deferred tax liabilities
Tax in excess of book depreciation	$(1,540)	$(1,793)
Other	(81)	(71)
	$(1,621)	$(1,864)
Valuation allowance	(24,601)	(22,859)
Net deferred tax asset	$912	$979
Reported as:
Current deferred tax liabilities	$(572)	$(1,221)
Long-term deferred tax assets	1,484	2,200
The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2011 to January 31, 2013 (in thousands):

	January 31,
	2013	2012
Balances as of February 1,	$271	$406
Increases related to prior year tax positions	56	—
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	8	—
Decreases related to lapsing of statute of limitations	(229)	(135)
Balance as of January 31,	$106	$271
At January 31, 2013, the Company’s unrecognized tax benefits associated with uncertain tax positions were $106,000, of which $70,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $36,000 at January 31, 2013, and $217,000 at January 31, 2012. At January 31, 2013, the Company was under IRS examination for its tax return for the year ended January 31, 2011. Subsequent to January 31, 2013, the Company received a notice from the IRS, notifying the Company that no change is required to the tax return for the fiscal year ended January 31, 2011. The years ended January 31, 2010, January 31, 2012 and January 31, 2013 remain open for examination by the IRS. The fiscal years ended January 31, 2009 through January 31, 2013 remain open for examination by state tax authorities. The Company is currently under examination by Texas for the year ended January 31, 2009. The Company is not currently under any other state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2013, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the year ended January 31, 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $24,601,000 and $22,859,000 at January 31, 2013 and 2012, respectively. At January 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $23,563,000 at January 31, 2013. State net operating losses that can potentially be carried forward totaled approximately $49,635,000 at January 31, 2013.
7. Commitments
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
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2013, are as follows:

Year ending January 31,
2014	$6,166
2015	5,455
2016	1,212
2017	543
2018	543
Thereafter	90
Total minimum lease payments	14,009
Less sublease revenues	(296)
$13,713
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2013	$6,629
2012	6,619
2011	7,372
The Company has issued purchase commitments for raw materials at January 31, 2013, of approximately $6,194,000. There were no commitments in excess of normal operating requirements.
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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,985,000 and $2,915,000 at January 31, 2013 and 2012, respectively, based upon the Company’s estimated payout period of five years using a 0.5% and 4.5% discount rate, respectively.
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

Year ending January 31,
2013	$400
2014	525
2015	525
2016	525
2017	525
Thereafter	510
Total	3,010
Discount to net present value	(25)
$2,985
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. Warranty expense increased during 2010 and 2011 due to the Company’s decision to replace a component on a certain style of chair. These replacements were completed during 2011 at a cost less than originally anticipated as the Company was able to perform field repairs at a favorable cost rather than incurring replacement costs. The repair / replacement of this component was not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2012. The following is a summary of the Company’s warranty-claim activity during 2012 and 2011.

	January 31,
(In thousands)	2013	2012
Beginning balance	$1,400	$2,300
Provision for current year	630	700
Provision for prior year	(490)	(764)
Costs incurred	(540)	(836)
Ending balance	$1,000	$1,400

10. Subsequent Events
The Company has evaluated events subsequent to January 31, 2013, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or additional disclosure in the financial statements.
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2013 and 2012 as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
Year ended January 31, 2013
Net sales	$23,668	$60,392	$56,642	$18,154
Gross profit	6,967	22,867	19,318	2,400
Net (loss) income	(4,833)	7,053	2,908	(8,958)
Per common share
Net (loss) income (a)
Basic	$(0.34)	$0.49	$0.20	$(0.62)
Assuming dilution	(0.34)	0.49	0.20	(0.62)
Year ended January 31, 2012
Net sales	$24,256	$62,817	$53,074	$26,294
Gross profit	6,778	19,882	16,041	5,457
Net (loss) income	(5,400)	2,732	(3,299)	(7,836)
Per common share
Net (loss) income (a)
Basic	$(0.38)	$0.19	$(0.23)	$(0.55)
Assuming dilution	(0.38)	0.19	(0.23)	(0.55)
 ______________________________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.”
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2013.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2013.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2013.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2013, 2012 AND 2011
(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2013	$350	$75	$150	$275
January 31, 2012	$200	$187	$37	$350
January 31, 2011	$200	$79	$79	$200
Inventory valuation reserve for the period ended:
January 31, 2013	$3,900	$—	$475	$3,425
January 31, 2012	$3,750	$150	$—	$3,900
January 31, 2011	$3,500	$250	$—	$3,750
Warranty reserve for the period ended:
January 31, 2013	$1,400	$140	$540	$1,000
January 31, 2012	$2,300	$(64)	$836	$1,400
January 31, 2011	$1,675	$1,519	$894	$2,300
Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2013	$2,915	$70	$—	$2,985
January 31, 2012	$2,770	$145	$—	$2,915
January 31, 2011	$2,614	$156	$—	$2,770
Deferred tax valuation allowance for the period ended:
January 31, 2013	$22,859	$1,742	$—	$24,601
January 31, 2012	$14,548	$8,311	$—	$22,859
January 31, 2011	$490	$14,058	$—	$14,548
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

VIRCO MFG. CORPORATION

Date: April 22, 2013	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer), Director	April 22, 2013
Robert A. Virtue

/s/ Douglas A. Virtue	Executive Vice President, Director	April 22, 2013
Douglas A. Virtue

/s/ Robert E. Dose	Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 22, 2013
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 22, 2013
Bassey Yau

/s/ Donald S. Friesz	Director	April 22, 2013
Donald S. Friesz

/s/ Thomas J. Schulte	Director	April 22, 2013
Thomas J. Schulte

/s/ Robert K. Montgomery	Director	April 22, 2013
Robert K. Montgomery

/s/ Albert J. Moyer	Director	April 22, 2013
Albert J. Moyer

/s/ Glen D. Parish	Director	April 22, 2013
Glen D. Parish

/s/ James R. Wilburn	Director	April 22, 2013
James R. Wilburn

/s/ William L. Beer	Director	April 22, 2013
William L. Beer

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2013

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

3.5
Third Amendment to Virco Mfg. Corporation's Amended and Restated Bylaws, effective June 19, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on June 21, 2012).

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

10.37
First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.38
Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2012).

10.39
Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.40
Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2012).

10.41
Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________

*	Filed herewith.