Form 10-Q
period 2013-04-30
VIRCO MFG CORPORATION
filed 2013-06-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013

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
Common Stock, $.01 par value — 14,550,371 shares as of May 31, 2013.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2013	1/31/2013	4/30/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$1,174	$853	$1,958
Trade accounts receivable, net	7,966	8,835	9,108
Other receivables	76	108	76
Income tax receivable	272	259	316
Inventories:
Finished goods, net	10,365	4,968	11,492
Work in process, net	18,105	11,041	18,548
Raw materials and supplies, net	10,450	9,308	9,871
	38,920	25,317	39,911
Prepaid expenses and other current assets	1,998	1,665	2,612
Total current assets	50,406	37,037	53,981
Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,213	1,213	1,213
Buildings and building improvements	47,399	47,703	47,797
Machinery and equipment	117,766	119,407	120,479
Leasehold improvements	2,452	2,452	2,549
	170,501	172,446	173,709
Less accumulated depreciation and amortization	133,832	135,564	135,370
Net property, plant and equipment	36,669	36,882	38,339
Deferred tax assets, net	1,477	1,484	2,195
Other assets	6,784	6,835	6,982
Total assets	$95,336	$82,238	$101,497

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	4/30/2013	1/31/2013	4/30/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities:
Accounts payable	$13,087	$11,864	$15,345
Accrued compensation and employee benefits	3,636	3,426	3,616
Current portion of long-term debt	12,932	4,053	12,276
Deferred tax liability	572	572	1,221
Other accrued liabilities	5,162	4,596	5,643
Total current liabilities	35,389	24,511	38,101
Non-current liabilities:
Accrued self-insurance retention	3,122	2,585	2,508
Accrued pension expenses	26,476	26,385	25,169
Income tax payable	105	142	496
Long-term debt, less current portion	6,000	—	6,008
Other accrued liabilities	1,529	1,595	2,924
Total non-current liabilities	37,232	30,707	37,105
Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; Issued 14,550,371 shares at 4/30/2013 and at 1/31/2013; and 14,377,393 shares at 4/30/2012	146	146	144
Additional paid-in capital	115,812	115,670	115,288
Accumulated deficit	(77,257)	(72,810)	(73,813)
Accumulated comprehensive loss	(15,986)	(15,986)	(15,328)
Total stockholders’ equity	22,715	27,020	26,291
Total liabilities and stockholders’ equity	$95,336	$82,238	$101,497
See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (Note 1)

	Three Months Ended
	4/30/2013	4/30/2012
	(In thousands, except per share data)
Net sales	$19,890	$23,668
Costs of goods sold	13,481	16,701
Gross profit	6,409	6,967
Selling, general and administrative expenses	10,565	11,529
Interest expense	328	255
Income (loss) before income taxes	(4,484)	(4,817)
Income tax expense (benefits)	(37)	16
Net income (loss)	$(4,447)	$(4,833)
Net income (loss) per common share (a) :
Basic	$(0.31)	$(0.34)
Diluted	$(0.31)	$(0.34)
Weighted average shares outstanding:
Basic	14,441	14,296
Diluted	14,441	14,296

(a)
Net loss per common share for the three months ended April 30, 2013 and April 30, 2012 was calculated based on the basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Three Months Ended
	4/30/2013	4/30/2012
	(In thousands)
Net income (loss)	$(4,447)	$(4,833)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(4,447)	$(4,833)

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Three Months Ended
	4/30/2013	4/30/2012
	(In thousands)
Operating activities
Net income (loss)	$(4,447)	$(4,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,016	1,195
Provision for doubtful accounts	15	(35)
(Gain) loss on sale of property, plant and equipment	(5)	—
Deferred income taxes	(37)	5
Stock based compensation	142	260
Changes in operating assets and liabilities:
Trade accounts receivable	853	3,670
Other receivables	32	325
Inventories	(13,603)	(12,120)
Income taxes	(13)	16
Prepaid expenses and other current assets	(275)	(961)
Accounts payable and accrued liabilities	2,553	5,084
Net cash provided by (used in) operating activities	(13,769)	(7,394)
Investing activities
Capital expenditures	(800)	(325)
Proceeds from sale of property, plant and equipment	11	—
Net cash provided by (used in) investing activities	(789)	(325)
Financing activities
Proceeds from long-term debt	18,932	18,276
Repayment of long-term debt	(4,053)	(11,496)
Common stock issued	—	—
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	14,879	6,780
Net increase (decrease) in cash	321	(939)
Cash at beginning of period	853	2,897
Cash at end of period	$1,174	$1,958
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The balance sheet at January 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. New Accounting Standards
In January 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective February 1, 2013, but had no such reclassifications to report for the three months ended April 30, 2013.

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

Note 5. Debt

On December 22, 2011, the Company and Virco Inc., a wholly owned subsidiary of the Company ("Virco" and, together with the Company, the "Borrowers") entered into a Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent and lender ("PNC"). On June 15, 2012, the Borrowers entered into Amendment No. 1 ("Amendment No. 1") to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 ("Amendment No. 4") to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 ("Amendment No. 5") to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012.

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the "Revolving Credit Facility") of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $4,000,000 to $14,000,000 from February 15 through August 15 of each year, minus undrawn amounts of letters of credit and reserves as per Amendment No. 5. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at April 30, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $8,342,000 was available for borrowing as of April 30, 2013.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2013. The effective tax rate for the quarter ended April 30, 2013 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The years ended January 31, 2010, January 31, 2012 and January 31, 2013 remain open for examination by the IRS. The Company is not currently under IRS examination. The years ended January 31, 2009 through January 31, 2013 remain open for examination by state tax authorities. The Company is currently under examination by Texas for the year ended January 31, 2009. The Company is not currently under any other state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of April 30, 2013, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income (Loss) per Share

	Three Months Ended
	4/30/2013	4/30/2012
	(In thousands, except per share data)
Net income (loss)	$(4,447)	$(4,833)
Average shares outstanding	14,441	14,296
Net effect of dilutive stock options based on the treasury stock method using average market price	—	—
Totals	14,441	14,296
Net income (loss) per share - basic	$(0.31)	$(0.34)
Net income (loss) per share - diluted	$(0.31)	$(0.34)

Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2013 and 2012, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2013 and 2012, was 203,000 and 39,000 respectively.

Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. The 2007 Plan similarly allows for the issuance of up to 1,000,000 shares. As of April 30, 2013, only 448,750 and 13,075 shares remained available for issuance under the 2011 Plan and 2007 Plan, respectively. Restricted stock or stock units awarded under both Plans are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.
There were no unexercised options outstanding under the 2011 Plan or the 2007 Plan at April 30, 2013. Stock options awarded to employees under the both Plans have to be at exercise prices equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally have a maximum term of 10 years and generally become exercisable ratably over a five-year period.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at April 30, 2013 and 2012:

					Unamortized Compensation
Date of	Units	Terms of	Expense for 3 months ended		Cost at
Grants	Granted	Vesting	4/30/2013	4/30/2012	4/30/2013
2011 Stock Incentive Plan
6/19/2012	31,250	1 year	$13,000	—	4,000
6/19/2012	520,000	5 year	42,000	—	679,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	30,000	—	11,000
3/21/2012	40,000	Immediate	—	80,000	—
6/21/2011	68,960	1 year	—	50,000	—
6/8/2010	56,455	1 year	—	—	—
6/16/2009	382,500	5 year	56,000	56,000	245,000
6/19/2007	262,500	5 year	—	74,000	—
			141,000	260,000	939,000

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

Note 9. Stockholders’ Equity
During the three months ended April 30, 2013, the Company did not repurchase any shares of its common stock. As of April 30, 2013, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors. Pursuant to the Company’s Credit Agreement with PNC, however, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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

The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended April 30,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	322	325	83	88	4	5
Expected return on plan assets	(276)	(245)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Settlement cost	—	—	—	—	—	—
Recognized net actuarial loss or (gain)	350	360	55	51	4	—
Net periodic pension cost (income)	$396	$440	$138	$139	$8	$5

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
The following is a summary of the Company’s warranty claim activity for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended
	4/30/2013	4/30/2012
	(In thousands)
Beginning accrued warranty balance	$1,000	$1,400
Provision	141	111
Costs incurred	(141)	(111)
Ending accrued warranty balance	$1,000	$1,400

Note 12. Subsequent Events
We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, no subsequent events occurred that required recognition or disclosure in the financial statements.

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended April 30, 2013, the Company incurred a pre-tax loss of $4,484,000 on net sales of $19,890,000 compared to a pre-tax loss of $4,817,000 on net sales of $23,668,000 in the same period last year.
Net sales for the three months ended April 30, 2013 decreased by $3,778,000, a 16% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume, offset by a modest increase in selling prices. The Company began the quarter ended April 30, 2013 with a backlog that was approximately $2.9 million more than at the start of the first quarter last year. Unit volume continues to be adversely impacted by the funded status of public schools. Incoming orders for the quarter decreased by approximately 24.1% compared to the comparable quarter of the prior year. Backlog at April 30, 2013 decreased by approximately 9.5% compared to April 30, 2012.
As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2013 (“Form 10-K”), the Company implemented a voluntary early retirement program in the third quarter of 2011 in an effort to bring its cost structure in line with decreased revenues. As a result of this program and normal attrition, the Company began the first quarter of 2013 with approximately 8% fewer employees than at the beginning of the first quarter of 2012 and with 28% fewer employees than at the beginning of the first quarter of 2011. This reduced cost structure has enabled the Company to reduce operating losses during the seasonally slow first quarter despite a reduction in revenue during that same period. The reduction in headcount was concentrated in manufacturing, and included both direct labor and indirect positions. It is the intent of the Company to meet the seasonal demand for production and distribution through more aggressive use of temporary seasonal workers.
Order rates for the first quarter of 2013 were approximately 24.1% less than the first quarter of the prior year. While this reduction is significant, the month by month trends have been even more volatile. Order rates for February and March were significantly below last year, with year-to-date orders for the first two months reflecting a 44% reduction. April order rates were 5% greater than last year, and the month of May was 15% greater than the prior year. In response to the initial reduction in order rates and increased volatility in order rates, the Company reduced its headcount of full time employees by 38 in the first week of May 2013. Severance payments related to this reduction of approximately $400,000 will be reflected in the second quarter results of operations. This will allow the Company to more aggressively utilize temporary seasonal employees to match production levels to order rates. If order rates continue at the pace experienced in April and May of the current year compared to the prior year, the Company will be required to hire additional temporary workers and increase production levels during the second and third quarters of 2013. If order rates return to levels of February and March of the current year, the Company will be able to rapidly reduce production levels by releasing temporary workers as necessary.
Gross margin as a percentage of sales increased to 32.2% for the three months ended April 30, 2013 compared to 29.4% in the same period last year. The improvement in gross margin was attributable to the modest increase in selling prices, and a reduction in factory spending as discussed above.
Selling, general and administrative expenses for the three months ended April 30, 2013, decreased by approximately $1 million compared to the same period last year, and increased as a percentage of sales by 4.0%. The decrease in selling, general and administrative expenses was attributable to reduced variable distribution and selling expenses.
In the first quarter of 2013 the Company did not record a significant income tax benefit. During the fourth quarter of 2011 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.
Interest expense increased by approximately $73,000 for the three months ended April 30, 2013, compared to the same period last year. The increase was primarily due to higher average loan balances under the Company's credit facility with PNC Bank, National Association (“PNC”).

Liquidity and Capital Resources
Accounts receivable were lower at April 30, 2013 than at April 30, 2012, due to a reduction in sales. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with nearly $2,500,000 less inventory than in the prior year. During the quarter, the Company increased inventory by approximately $13,603,000 compared to January 31, 2013. This increase was more than the $12,120,000 increase in 2012. The increase in inventory during the first quarter of 2013 was financed through the Company's credit facility with PNC.
Borrowings under the Company's revolving line of credit with PNC at April 30, 2013, increased by approximately $650,000 compared to borrowings under the line of credit at April 30, 2012. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2013, which is less than the Company's anticipated depreciation expense. Capital spending for the three months ended April 30, 2013 was $800,000 compared to $325,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC and operating cash flow.
 Net cash used in operating activities for the three months ended April 30, 2013, was $13,769,000 compared to $7,394,000 for the same period last year. The increase in cash used was primarily attributable to an increase in the amount of inventory produced, a decrease in the collection of receivables, and a decrease in the growth in accounts payable and accrued liabilities.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $8,342,000 was available for borrowing as of April 30, 2013.

Off Balance Sheet Arrangements
During the three months ended April 30, 2013, there were no material changes in the Company's off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company's Form 10-K for the fiscal year ended January 31, 2013.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2013.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

On December 22, 2011, the Company and Virco Inc., a wholly owned subsidiary of the Company ("Virco" and, together with the Company, the "Borrowers") entered into a Revolving Credit and Security Agreement (the "Credit Agreement") with PNC Bank, National Association, as administrative agent and lender ("PNC"). On June 15, 2012, the Borrowers entered into Amendment No. 1 ("Amendment No. 1") to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 ("Amendment No. 2") to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 ("Amendment No. 3") to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On

December 6, 2012, the Borrowers entered into Amendment No. 4 ("Amendment No. 4") to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 ("Amendment No. 5") to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012.

The Credit Agreement provides the Borrowers with a secured revolving line of credit ("the Revolving Credit Facility") of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $4,000,000 to $14,000,000 from February 15 through August 15 of each year, minus undrawn amounts of letters of credit and reserves as per Amendment No.5. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2014, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at April 30, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $8,342,000 was available for borrowing as of April 30, 2013.

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
Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended January 31, 2013, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of April 30, 2013, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the first quarter of 2013. Pursuant to the Company's Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
In addition, pursuant to the terms of the Company's Credit Agreement with PNC, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in the Company's Credit Agreement, no dividends will be paid by the Company to its stockholders.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit 10.1 — Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).
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

VIRCO MFG. CORPORATION
Date: June 12, 2013	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance