Form 10-Q
period 2013-07-31
VIRCO MFG CORPORATION
filed 2013-09-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2013

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
Common Stock, $.01 par value — 14,730,319 shares as of September 3, 2013.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2013	1/31/2013	7/31/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$2,443	$853	$3,347
Trade accounts receivable, net	32,088	8,835	32,670
Other receivables	107	108	41
Income tax receivable	304	259	298
Inventories
Finished goods, net	14,137	4,968	14,439
Work in process, net	12,243	11,041	13,718
Raw materials and supplies, net	10,460	9,308	9,527
	36,840	25,317	37,684
Prepaid expenses and other current assets	1,724	1,665	1,897
Total current assets	73,506	37,037	75,937
Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,213	1,213	1,213
Buildings and building improvements	47,263	47,703	47,794
Machinery and equipment	116,335	119,407	119,591
Leasehold improvements	2,417	2,452	2,456
	168,899	172,446	172,725
Less accumulated depreciation and amortization	132,204	135,564	134,892
Net property, plant and equipment	36,695	36,882	37,833
Deferred tax assets, net	1,404	1,484	2,005
Other assets	6,722	6,835	6,972
Total assets	$118,327	$82,238	$122,747

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	7/31/2013	1/31/2013	7/31/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities:
Accounts payable	$17,282	$11,864	$18,596
Accrued compensation and employee benefits	4,143	3,426	4,051
Current portion of long-term debt	22,668	4,053	20,843
Deferred tax liability	572	572	1,221
Other accrued liabilities	8,110	4,596	8,120
Total current liabilities	52,775	24,511	52,831
Non-current liabilities:
Accrued self-insurance retention	2,614	2,585	2,281
Accrued pension expenses	26,567	26,385	25,248
Income tax payable	98	142	505
Long-term debt, less current portion	6,000	—	6,000
Other accrued liabilities	1,372	1,595	2,436
Total non-current liabilities	36,651	30,707	36,470
Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; Issued 14,730,319 shares at 7/31/2013; and 14,550,371 shares at 1/31/2013 and 7/31/2012	147	146	145
Additional paid-in capital	115,817	115,670	115,388
Accumulated deficit	(71,077)	(72,810)	(66,759)
Accumulated comprehensive loss	(15,986)	(15,986)	(15,328)
Total stockholders’ equity	28,901	27,020	33,446
Total liabilities and stockholders’ equity	$118,327	$82,238	$122,747
See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three Months Ended
	7/31/2013	7/31/2012
	(In thousands, except per share data)
Net sales	$56,933	$60,392
Costs of goods sold	35,347	37,525
Gross profit	21,586	22,867
Selling, general and administrative expenses	14,417	15,145
Restructuring charges	412	—
Interest expense	472	463
Income (loss) before income taxes	6,285	7,259
Income tax expense (benefits)	75	206
Net income (loss)	$6,210	$7,053
Net income (loss) per common share:
Basic	$0.43	$0.49
Diluted	$0.42	$0.49
Weighted average shares outstanding:
Basic	14,570	14,369
Diluted	14,647	14,395

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Six Months Ended
	7/31/2013	7/31/2012
	(In thousands, except per share data)
Net sales	$76,823	$84,060
Costs of goods sold	48,828	54,226
Gross profit	27,995	29,834
Selling, general and administrative expenses	24,919	26,674
Restructuring charges	475	—
Interest expense	800	718
Income (loss) before income taxes	1,801	2,442
Income tax expense (benefits)	38	222
Net income (loss)	$1,763	$2,220
Dividend declared:
Cash	$0.12	$0.15
Net income (loss) per common share:	$0.12	$0.15
Basic
Diluted	14,506	14,333
Weighted average shares outstanding:	14,591	14,358

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Three Months Ended
	7/31/2013	7/31/2012
	(In thousands)
Net income (loss)	$6,210	$7,053
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$6,210	$7,053

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Six Months Ended
	7/31/2013	7/31/2012
	(In thousands)
Net income (loss)	$1,763	$2,220
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	$1,763	$2,220

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Six Months Ended
	7/31/2013	7/31/2012
	(In thousands)
Operating activities
Net income (loss)	$1,763	$2,220
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,046	2,278
Provision for doubtful accounts	50	(20)
(Gain) loss on sale of property, plant and equipment	(13)	(1)
Deferred income taxes	—	195
Stock based compensation	275	415
Changes in operating assets and liabilities:
Trade accounts receivable	(23,304)	(19,807)
Other receivables	1	360
Inventories	(11,523)	(9,894)
Income taxes	(8)	43
Prepaid expenses and other current assets	53	(245)
Accounts payable and accrued liabilities	9,477	10,456
Net cash provided by (used in) operating activities	(21,183)	(14,000)
Investing activities
Capital expenditures	(1,861)	(902)
Proceeds from sale of property, plant and equipment	19	2
Net cash provided by (used in) investing activities	(1,842)	(900)
Financing activities
Proceeds from long-term debt	28,851	28,423
Repayment of long-term debt	(4,236)	(13,075)
Common stock issued	—	2
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	24,615	15,350
Net increase (decrease) in cash	1,590	450
Cash at beginning of period	853	2,897
Cash at end of period	$2,443	$3,347
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The balance sheet at January 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Note 2. Seasonality
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, which is the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers.
The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory.

Note 3. New Accounting Standards
In January 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective February 1, 2013, but had no such reclassifications to report for the three months or six months ended July 31, 2013.

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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at July 31, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $20,192,000 was available for borrowing as of July 31, 2013.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2013. The effective tax rate for the quarter ended July 31, 2013 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
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
The specific timing of when the resolution of each tax position will be reached is uncertain. As of July 31, 2013, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2013	7/31/2012	7/31/2013	7/31/2012
	(In thousands, except per share data)
Net income (loss)	$6,210	$7,053	$1,763	$2,220
Average shares outstanding	14,570	14,369	14,506	14,333
Net effect of dilutive stock options based on the treasury stock method using average market price	77	26	85	25
Totals	14,647	14,395	14,591	14,358
Net income (loss) per share - basic	$0.43	$0.49	$0.12	$0.15
Net income (loss) per share - diluted	$0.42	$0.49	$0.12	$0.15

Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. The 2007 Plan similarly allows for the issuance of up to 1,000,000 shares. As of July 31, 2013, 448,750 and 13,075 shares remained available for issuance under the 2011 Plan and 2007 Plan, respectively. Restricted stock or stock units awarded under the 2011 Plan and 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.
No options have been issued under the 2011 Plan or the 2007 Plan at July 31, 2013. Stock options awarded to employees under the 2011 Plan and 2007 Plan have to be granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at July 31, 2013 and 2012:

							Unamortized Compensation

Date of	Units	Terms of	Expense for 3 months ended		Expense for 6 months ended		Cost at
Grants	Granted	Vesting	7/31/2013	7/31/2012	7/31/2013	7/31/2012	7/31/2013
2011 Stock Incentive Plan
6/25/2013	83,335	1 year	$30,000	$—	$30,000	$—	$145,000
6/19/2012	31,250	1 year	4,000	8,286	17,000	8,286	—
6/19/2012	520,000	5 year	40,000	28,000	82,000	28,000	601,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	11,000	20,714	41,000	20,714	—
3/21/2012	40,000	Immediate	—	—	—	80,000	—
6/21/2011	68,960	1 year	—	17,000	—	67,000	—
6/16/2009	382,500	5 year	49,000	56,000	105,000	113,000	155,000
6/19/2007	262,500	5 year	—	24,000	—	98,000	—
			$134,000	$154,000	$275,000	$415,000	$901,000

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

Note 9. Stockholders’ Equity
During the three months ended July 31, 2013, the Company did not repurchase any shares of its common stock. As of July 31, 2013, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors. Pursuant to the Company’s Credit Agreement with PNC bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last 5 years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and six months ended July 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended July 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	322	325	83	88	4	5
Expected return on plan assets	(276)	(245)	—	—	—	—
Settlement cost	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss or (gain)	350	360	55	51	(3)	—
Net periodic pension cost (income)	$396	$440	$138	$139	$1	$5

	Six Months Ended July 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	644	650	166	176	8	10
Expected return on plan assets	(552)	(490)	—	—	—	—
Settlement cost	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss or (gain)	700	720	110	102	(6)	—
Net periodic pension cost (income)	$792	$880	$276	$278	$2	$10

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
The following is a summary of the Company’s warranty claim activity for the three months and six months ended July 31, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2013	7/31/2012	7/31/2013	7/31/2012
	(In thousands)
Beginning accrued warranty balance	$1,000	$1,400	$1,000	$1,400
Provision	75	88	216	199
Costs incurred	(75)	(188)	(216)	(299)
Ending accrued warranty balance	$1,000	$1,300	$1,000	$1,300

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

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's order rates and results of operations for the first six months of 2013 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Order rates for the six months ended July 31, 2013 are 5.6% lower than the corresponding period last year, and continue to show greater than normal volatility on a month-to-month basis. Order rates for the first quarter ended April 30, 2013 were significantly lower (24.1%) than the same period in the prior year, with the entire reduction in orders occurring in the first two months. For each of the next four months, order rates were greater than the corresponding month in the prior year. Order rates, in turn, for the three months ended July 31, 2013 were 6.1% greater than the three months ended July 31, 2012.
As discussed more thoroughly in the Company's Annual Report on Form 10-K for the year ended January 31, 2013 (“Form 10-K”), the Company substantially reduced its full time work force through an early retirement program and attrition, primarily during the third and fourth quarters of 2011. In May of 2013, due to continued weakness in the economy and the resulting challenges facing the Company's business, the Company further reduced its workforce by 41 employees. The second quarter results include a charge of $412,000 related to this reduction. At July 31, 2013, the Company had 100 fewer permanent employees than at July 31, 2012 and 300 fewer employees than at July 31, 2011. As a result of these recent reductions in force, the Company has made greater utilization of temporary employees during the summer months and expects to benefit from a lower cost structure during the traditionally slow first and fourth quarters.
As a result of operating losses incurred during 2010 and 2011, the Company has established a substantial valuation allowance for deferred tax assets. For this reason, the discussion below will focus on pre-tax operating results.
For the three months ended July 31, 2013, the Company earned a pre-tax profit of $6,285,000 on net sales of $56,933,000 compared to a pre-tax profit of $7,259,000 on net sales of $60,392,000 in the same period last year.
Net sales for the three months ended July 31, 2013 decreased by $3,459,000, a 5.7% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume partially offset by a slight increase in selling prices. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts, the funded status of public schools, and reduced levels of school construction completions. Incoming orders for the same period increased by 6.1% compared to the prior year. Backlog at July 31, 2013 increased by less than 11.5% compared to the prior year.
Gross margin as a percentage of sales was relatively stable at 37.8% for the three months ended July 31, 2013 compared to 37.9% in the same period last year. Gross margin was unfavorably affected by a decrease in overhead absorption as a result of an 10% decrease in production hours offset by reductions in overhead spending. Commodity costs have been stable compared to the prior year.
Selling, general and administrative expenses for the three months ended July 31, 2013, which include $412,000 of severance expenses, decreased by approximately $400,000 compared to the same period last year, but increased as a percentage of sales by nearly 1%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipments and due to cost reductions, offset by the severance expenses.
For the six months ended July 31, 2013, the Company earned a pre-tax profit of $1,801,000 on net sales of $76,823,000 compared to a pre-tax profit of $2,442,000 on net sales of $84,060,000 in the same period last year.
Net sales for the six months ended July 31, 2013 decreased by $7,237,000, an 8.6% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume partially offset by a slight increase in selling prices. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts, the funded status of public schools, and reduced levels of school construction completions. Incoming orders for the same period decreased by 5.6% compared to the prior year.
Gross margin as a percentage of sales improved to 36.4% for the six months ended July 31, 2013 compared to 35.5% in the same period last year. The improvement in gross margin was attributable to a slight increase in selling prices, stable commodity costs, and a reduction in factory spending, offset by a decrease in overhead absorption as a result of a 7.0% reduction in production hours.
Selling, general and administrative expenses for the six months ended July 31, 2013, which include $475,000 of severance expense, decreased by approximately $1,350,000 compared to the same period last year, but increased as a percentage of sales by 1.2%. The decrease in selling, general and administrative expenses was attributable to a reduction in variable selling and service costs due to the reduced volume of shipment and due to cost reductions.
In the first six months of 2013 the Company did not record significant income tax expense / (benefit). During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.

Liquidity and Capital Resources
Interest expense increased by approximately $80,000 for the six months ended July 31, 2013, compared to the same period last year. The increase was primarily due to increased borrowing costs related to the Company's line of credit with PNC Bank National Association (“PNC Bank”).
Net accounts receivable was $582,000 lower at July 31, 2013 than at July 31, 2012 due to decreased sales offset by slightly higher days sales outstanding. Accounts receivable was $23,253,000 greater at July 31, 2013 than at January 31, 2013 due to the seasonal business cycle. As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. For the first six months, the Company increased inventory by approximately $11,523,000 compared to January 31, 2013. This increase was $1,630,000 more than the $9,894,000 increase in the comparable period in 2012. At the end of the second quarter inventory was approximately $840,000 less compared to July 31, 2012. The increase in accounts receivable and inventory at July 31, 2013 compared to the January 31, 2013, was financed through the Company's credit facility with PNC Bank.
Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2013 increased by approximately $1,824,000 compared to the borrowings at July 31, 2012. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2013, which is less than the Company's anticipated depreciation expense. Capital spending for the six months ended July 31, 2013 was $1,861,000 compared to $902,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.
Net cash used in operating activities for the six months ended July 31, 2013, was $21,183,000 compared to $14,000,000 for the same period last year. The increase in cash used was primarily attributable to an increase in cash used for receivables, an increase in cash used for inventory, and a decrease in accounts payable and accrued liabilities.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
During the six months ended July 31, 2013, there were no material changes in the Company's off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company's Form 10-K.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the six months period ended July 31, 2013.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2013, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at July 31, 2013.

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

The Company's line of credit with PNC Bank is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $20,192,000 was available for borrowing as of July 31, 2013.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the three months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of July 31, 2013, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the second quarter of 2013. Pursuant to the Company's Credit Agreement with PNC Bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
In addition, pursuant to the terms of the Company's Credit Agreement with PNC Bank, the Company is prohibited from paying dividends. Consequently, for at least as long as this covenant is included in the Company's Credit Agreement, no dividends will be paid by the Company to its stockholders.

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

VIRCO MFG. CORPORATION
Date: September 13, 2013	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance