Form 10-Q
period 2013-10-31
VIRCO MFG CORPORATION
filed 2013-12-09
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2013

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
Common Stock, $.01 par value — 14,730,319 shares as of December 3, 2013.

VIRCO MFG. CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2013	1/31/2013	10/31/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets:
Cash	$1,141	$853	$1,342
Trade accounts receivable, net	17,542	8,835	14,497
Other receivables	188	108	137
Income tax receivable	277	259	271
Inventories
Finished goods, net	5,896	4,968	5,869
Work in process, net	9,990	11,041	10,877
Raw materials and supplies, net	8,589	9,308	8,798
	24,475	25,317	25,544
Prepaid expenses and other current assets	1,975	1,665	1,875
Total current assets	45,598	37,037	43,666
Property, plant and equipment:
Land	1,671	1,671	1,671
Land improvements	1,185	1,213	1,213
Buildings and building improvements	47,261	47,703	47,797
Machinery and equipment	114,788	119,407	120,108
Leasehold improvements	2,328	2,452	2,460
	167,233	172,446	173,249
Less accumulated depreciation and amortization	130,723	135,564	135,901
Net property, plant and equipment	36,510	36,882	37,348
Deferred tax assets, net	1,439	1,484	2,175
Other assets	6,659	6,835	6,909
Total assets	$90,206	$82,238	$90,098

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2013	1/31/2013	10/31/2012
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities:
Accounts payable	$12,771	$11,864	$11,614
Accrued compensation and employee benefits	3,744	3,426	4,155
Current portion of long-term debt	3,777	4,053	1,810
Deferred tax liability	572	572	1,221
Other accrued liabilities	5,883	4,596	5,190
Total current liabilities	26,747	24,511	23,990
Non-current liabilities:
Accrued self-insurance retention	2,565	2,585	2,027
Accrued pension expenses	26,398	26,385	24,989
Income tax payable	100	142	497
Long-term debt, less current portion	—	—	—
Other accrued liabilities	1,215	1,595	2,100
Total non-current liabilities	30,278	30,707	29,613
Commitments and Contingencies
Stockholders’ equity:
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; Issued 14,730,319 shares at 10/31/2013; and 14,550,371 shares at 1/31/2013 and 10/31/2012	147	146	146
Additional paid-in capital	115,817	115,670	115,529
Accumulated deficit	(67,597)	(72,810)	(63,852)
Accumulated comprehensive loss	(15,186)	(15,986)	(15,328)
Total stockholders’ equity	33,181	27,020	36,495
Total liabilities and stockholders’ equity	$90,206	$82,238	$90,098
See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Three Months Ended
	10/31/2013	10/31/2012
	(In thousands, except per share data)
Net sales	$59,454	$56,642
Costs of goods sold	38,293	37,324
Gross profit	21,161	19,318
Selling, general and administrative expenses	16,653	16,166
Restructuring charges	791	—
Interest expense	323	395
Income (loss) before income taxes	3,394	2,757
Income tax expense (benefits)	(14)	(151)
Net income (loss)	$3,408	$2,908
Net income (loss) per common share:
Basic	$0.23	$0.20
Diluted	$0.23	$0.20
Weighted average shares outstanding:
Basic	14,647	14,441
Diluted	14,790	14,629

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (Note 1)

	Nine Months Ended
	10/31/2013	10/31/2012
	(In thousands, except per share data)
Net sales	$136,277	$140,702
Costs of goods sold	87,121	91,550
Gross profit	49,156	49,152
Selling, general and administrative expenses	41,572	42,840
Restructuring charges	1,266	—
Interest expense	1,123	1,113
Income (loss) before income taxes	5,195	5,199
Income tax expense (benefits)	24	71
Net income (loss)	$5,171	$5,128
Net income (loss) per common share:
Basic	$0.35	$0.36
Diluted	$0.35	$0.35
Weighted average shares outstanding:
Basic	14,582	14,369
Diluted	14,712	14,474

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Three Months Ended
	10/31/2013	10/31/2012
	(In thousands)
Net income (loss)	$3,408	$2,908
Reclassification to other comprehensive income (loss)
Pension settlement	800	—
Comprehensive income (loss)	$4,208	$2,908

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited (Note 1)

	Nine Months Ended
	10/31/2013	10/31/2012
	(In thousands)
Net income (loss)	$5,171	$5,128
Reclassification to other comprehensive income (loss):
Pension settlement	800	—
Comprehensive income (loss)	$5,971	$5,128

See Notes to Unaudited Condensed Consolidated Financial Statements

VIRCO MFG. CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (Note 1)

	Nine Months Ended
	10/31/2013	10/31/2012
	(In thousands)
Operating activities
Net income (loss)	$5,171	$5,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,112	3,337
Provision for doubtful accounts	42	(75)
Pension settlement	800	—
(Gain) loss on sale of property, plant and equipment	(12)	(37)
Deferred income taxes	45	25
Stock based compensation	404	557
Changes in operating assets and liabilities:
Trade accounts receivable	(8,748)	(1,604)
Other receivables	(80)	264
Inventories	841	2,247
Income taxes	(60)	62
Prepaid expenses and other current assets	(134)	(224)
Accounts payable and accrued liabilities	2,061	(21)
Net cash provided by (used in) operating activities	3,442	9,659
Investing activities
Capital expenditures	(2,740)	(1,486)
Proceeds from sale of property, plant and equipment	19	53
Net cash provided by (used in) investing activities	(2,721)	(1,433)
Financing activities
Proceeds from long-term debt	28,851	28,422
Repayment of long-term debt	(29,127)	(38,117)
Common stock repurchased	(157)	(86)
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	(433)	(9,781)
Net increase (decrease) in cash	288	(1,555)
Cash at beginning of period	853	2,897
Cash at end of period	$1,141	$1,342
See Notes to Unaudited Condensed Consolidated Financial Statements.

VIRCO MFG. CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014. The balance sheet at January 31, 2013, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. New Accounting Standards
In January 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective February 1, 2013. Approximately $800,000 of other comprehensive income due to pension settlement was recorded during the three months and nine months ended October 31, 2013.

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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at October 31, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $11,770,000 was available for borrowing as of October 31, 2013.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at October 31, 2013. The effective tax rate for the quarter ended October 31, 2013 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
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
The specific timing of when the resolution of each tax position will be reached is uncertain. As of October 31, 2013, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	10/31/2013	10/31/2012	October 31, 2013	October 31, 2012
	(In thousands, except per share data)
Net income (loss)	$3,408	$2,908	$5,171	$5,128
Average shares outstanding	14,647	14,441	14,582	14,369
Net effect of dilutive stock options based on the treasury stock method using average market price	143	188	130	105
Totals	14,790	14,629	14,712	14,474
Net income (loss) per share - basic	$0.23	$0.20	$0.35	$0.36
Net income (loss) per share - diluted	$0.23	$0.20	$0.35	$0.35

Note 8. Stock Based Compensation
Stock Incentive Plans
The Company’s two stock plans are the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. The 2007 Plan similarly allows for the issuance of up to 1,000,000 shares. As of October 31, 2013, 448,750 and 13,075 shares remained available for issuance under the 2011 Plan and 2007 Plan, respectively. Restricted stock or stock units awarded under the 2011 Plan and 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted.
No options have been issued under the 2011 Plan or the 2007 Plan at October 31, 2013. Stock options awarded to employees under the 2011 Plan and 2007 Plan have to be granted at exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
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
Restricted Stock and Stock Unit Awards
Accounting for the Plans
The following table presents a summary of restricted stock and stock unit awards at October 31, 2013 and 2012:

							Unamortized Compensation

Date of	Units	Terms of	Expense for 3 months ended		Expense for 9 months ended		Cost at
Grants	Granted	Vesting	10/31/2013	10/31/2012	10/31/2013	10/31/2012	10/31/2013
2011 Stock Incentive Plan
6/25/2013	83,335	1 year	$44,000	$—	$74,000	$—	$102,000
6/19/2012	31,250	1 year	—	13,000	17,000	21,000	—
6/19/2012	520,000	5 year	39,000	42,000	121,000	70,000	562,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	—	31,000	41,000	52,000	—
3/21/2012	40,000	Immediate	—	—	—	80,000	—
6/21/2011	68,960	1 year	—	—	—	67,000	—
6/16/2009	382,500	5 year	46,000	56,000	151,000	169,000	108,000
6/19/2007	262,500	5 year	—	—	—	98,000	—
			$129,000	$142,000	$404,000	$557,000	$772,000

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

Note 9. Stockholders’ Equity
During the three months ended October 31, 2013, the Company did not repurchase any shares of its common stock. As of October 31, 2013, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors, subject to restriction under the Company's Credit Agreement with PNC. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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
Due to a pension settlement during the three months ending October 31, 2013, approximately $800,000 of pension expense was reclassified from accumulated other comprehensive income to the statement of income. Such expense was recorded in the restructuring charges line item in the statement of income during the three months or nine months ended October 31, 2013.
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months ended October 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	322	325	83	88	4	5
Expected return on plan assets	(276)	(245)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Pension settlement	800	—	—	—	—	—
Recognized net actuarial loss or (gain)	350	360	55	51	(3)	—
Net periodic pension cost (income)	$1,196	$440	$138	$139	$1	$5

	Nine Months Ended October 31,
					Non-Employee Directors
	Pension Plan		VIP Retirement Plan		Retirement Plan
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	966	975	249	264	12	15
Expected return on plan assets	(828)	(735)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Pension settlement	800	—	—	—	—	—
Recognized net actuarial loss or (gain)	1,050	1,080	165	153	(9)	—
Net periodic pension cost (income)	$1,988	$1,320	$414	$417	$3	$15

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
The following is a summary of the Company’s warranty claim activity for the three months and nine months ended October 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2013	10/31/2012	10/31/2013	10/31/2012
	(In thousands)
Beginning accrued warranty balance	$1,000	$1,300	$1,000	$1,400
Provision	17	(175)	233	24
Costs incurred	(117)	(125)	(333)	(424)
Ending accrued warranty balance	$900	$1,000	$900	$1,000

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

VIRCO MFG. CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's order rates and results of operations for the first nine months of 2013 continue to be adversely impacted by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Publicly-funded entities continue to suffer serious budget challenges. Reduced tax revenues and structural spending deficits have proven difficult to correct, with the result that many of our largest and most stable public school customers have been forced to reduce their day-to-day expenditures for replacement furniture. In addition to challenged operating budgets at schools, completions of bond funded projects have declined.

Order rates for the three months ended October 31, 2013 increased by 2% compared to the same period last year. However, because the third quarter is a relatively slow period compared to our seasonally higher first and second quarters, and because order rates for six months ended July 31, 2013 were 5.6% lower compared to the same period last year, order rates for the first nine months of 2013 declined by 3.9% compared to the same period last year. We are cautiously hopeful that the modest increase in third quarter order activity reflects stability in our core market.

As previously discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 (the “Form 10-K") and in prior quarterly reports, the Company has executed a restructuring plan consisting of a voluntary early retirement plan in the third quarter of 2011, followed by more modest reductions in the fourth quarter of 2012 and second quarter of 2013. Headcount of full time employees has declined from 1,045 at February 1, 2011 to 695 at October 31, 2013. In the third quarter of 2013, the Company incurred an approximately $800,000 pension settlement charge. The charge was required due to the amount of lump sum pension benefit payments disbursed in 2013. As part of the restructuring the Company pursued a strategy of more aggressive utilization of temporary labor during the seasonally busy summer months supported by a smaller permanent workforce.

For the three months ended October 31, 2013, the Company earned a pre-tax profit of $3,394,000 on net sales of $59,454,000 compared to a pre-tax profit of $2,757,000 on net sales of $56,642,000 in the same period last year. The change in pre-tax profit is due to the increase in net sales and the related increase in gross margin offset by an increase in variable selling, general and administrative expenses, and a pension settlement charge of approximately $800,000.

Net sales for the three months ended October 31, 2013 increased by $2,812,000, a 5.0% increase, compared to the same period last year. Approximately one-third of the increase was the result of a modest increase in selling prices, combined with an increase in unit volume. Incoming orders for the same period increased by approximately 2% compared to the prior year. Backlog at October 31, 2013 increased by $1.7 million compared to the prior year.

Gross margin as a percentage of sales was 35.6% for the three months ended October 31, 2013 compared to 34.1% in the same period last year. Gross margin was favorably affected by a modest increase in selling prices, an increase in production levels, and a reduction in factory spending. Factory production rates for the quarter ended October 31, 2013 increased by 3.7% compared to the prior year. When coupled with reduced levels of spending, manufacturing overhead decreased as a percentage of sales by nearly 2%. Raw material costs were stable for the period.

Selling, general and administrative expenses for the three months ended October 31, 2013, increased by approximately $386,000 compared to the same period last year. The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses. Interest expense decreased modestly due to reduced loan administration expenses.

For the nine months ended October 31, 2013, the Company earned a pre-tax profit of $5,195,000 on net sales of $136,277,000 compared to a pre-tax profit of $5,199,000 on net sales of $140,702,000 in the same period last year.

Net sales for the nine months ended October 31, 2013 decreased by $4,425,000, a 3.1% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume, partially offset by an increase in selling prices. Unit volume declined largely as a result of general economic conditions, which negatively impacted tax receipts and the funded status of public schools. Incoming orders for the same period decreased by approximately 3.9% compared to the prior year.

Gross margin as a percentage of sales improved to 36.1% for the nine months ended October 31, 2013 compared to 34.9% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices and reduced factory spending offset by a reduction in production levels. Factory production rates for the nine months ended October 31, 2013 decreased by nearly 4% compared to the prior year primarily due to the decline in order rates. Although production levels dropped, reduced levels of spending resulted in manufacturing overhead decreasing as a percentage of sales by 1%.

Selling, general and administrative expenses for the nine months ended October 31, 2013 decreased by approximately $1,268,000 compared to the same period last year. These decreases were largely offset by severance expenses incurred in the second quarter of 2013 and an approximately $800,000 pension settlement charge incurred in the third quarter of 2013.

During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit)  is expected fiscal 2013 to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.

The Company has taken several measures to reduce spending during the seasonally slow first and fourth quarters. Our permanent workforce has been reduced to 695. Additional measures include our traditional Holiday closures that mirror the days when schools are closed for Thanksgiving and holiday breaks.

As we have throughout the recession and the ongoing period of economic challenge and uncertainty that has followed it, we continue to focus on ways to maintain the strength of our balance sheet and strengthen our brand. With respect to brand development, we are continuing the aggressive product development campaign that we launched eight years ago. In an effort to grow sales and increase market share, we continue to aggressively pursue all profitable business in our market and bring new products to market. The reductions in force during recent years did not materially affect the size of our direct sales force, and we continue to develop and strengthen our relationships with distributors and resellers of our product.

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

Liquidity and Capital Resources
Interest expense was flat for the nine months ended October 31, 2013 compared to the same period last year. Quarterly fluctuations have been due to fluctuations in loan balances under the Company's credit facility with PNC Bank.
Accounts receivable was higher at October 31, 2013 than at October 31, 2012, due to increased sales. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. At the end of the third quarter, inventory decreased by approximately $842,000 compared to January 31, 2013 and by $1,069,000 compared to October 31, 2012. The seasonal fluctuation in inventory levels (including the typically large buildup in inventory during the first and second quarters) was financed through the Company's credit facility with PNC Bank.
Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2013 decreased by approximately $276,000 compared to January 31, 2013 and increased by $1,967,000 compared to October 31, 2012, primarily due to increased levels of receivables. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2013, which is less than the Company's anticipated depreciation expense. Capital spending for the nine months ended October 31, 2013 was $2,740,000 compared to $1,486,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.
Net cash provided by operating activities for the nine months ended October 31, 2013, was $3,285,000 compared to $9,571,000 for the same period last year. The decrease in cash provided was primarily attributable to an increase in receivables at October 31, 2013 relative to the receivable balance at the beginning of the year.
The Company has historically relied upon its cash flows from operations and unused borrowing capacity with PNC Bank (which was 11,770,000 as of October 31, 2013) to fund the Company's debt service requirements, capital expenditures and working capital needs.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
During the nine months ended October 31, 2013, there were no material changes in the Company's off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company's Form 10-K.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the nine months period ended October 31, 2013.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, material availability and cost of materials, especially steel and plastic, available financing sources, the terms and conditions of future financing sources, the acceleration of the debt under the Company's existing credit facility with PNC Bank, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
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

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at October 31, 2013.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $11,770,000 was available for borrowing as of October 31, 2013.

The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission (the "Commission").

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
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer , of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that, subject to the limitations noted in Part I, Item 4, the Company's disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of October 31, 2013, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the second quarter of 2013. Pursuant to the Company's Credit Agreement with PNC Bank, National Association, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
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

VIRCO MFG. CORPORATION
Date: December 6, 2013	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance