Form 10-K
period 2014-01-31
VIRCO MFG CORPORATION
filed 2014-04-28
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2014.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2013, was $36 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).
As of April 1, 2014, there were 14,718,414 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect Virco Mfg. Corporation's ( the "Company" or "Virco") current views with respect to future events and financial performance, including, but not limited to, availability of funding for educational institutions, statements regarding plans and objectives of management for future operations, including plans and objectives relating to products, pricing, marketing, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; references to current and future investments in and utilization of infrastructure; statements relating to management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations; references to expectations of future revenues; pricing; and seasonality.
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
Throughout this report, our fiscal years ended January 31, 2010, January 31, 2011, January 31, 2012, January 31, 2013 and January 31, 2014 are referred to as years 2009, 2010, 2011, 2012 and 2013, respectively.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q.® , Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT®, Parameter®, Sage™, Analogy™ and Civitas™. Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 64-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company now manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; the recently introduced Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the Ph.D. Executive seating line; and the wide-ranging Plateau Series.
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
Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an ongoing new product development program. We've worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. Over the past three years, Virco has launched a substantial number of new products, including the following.
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
In 2012, to complement the recently released Civitas chair and stool collection, Virco introduced an assortment of Civitas cafe table tops and tulip-shaped table bases. Tops are available in a variety of round, square and “squircle” shaped sizes and can be ordered with three different eye-catching edge profiles, while bases come in three heights to coordinate with the Civitas line's 18”, 25” and 30” seat-height chair and stools. Other 2012 product releases included: a new collection of Sage rocking chairs; 53 Series wardrobe tower cabinets; new Parameter® file credenzas and additional Parameter mobile pedestals; a selection of 24” wide TEXT® seminar tables; Metaphor® sled-based chair/desk combo units; a wheelchair-accessible version of the ZUMA cantilevered single-student desk; CT Series tables with a hand crank mechanism for top height adjustment; new oval mobile tables with attached benches or stools; and several mobile cabinet models with a magnetic marker back.
In 2013, Virco introduced the Analogy™ classroom furniture collection. Designed for Virco by Peter Glass and Bob Mills, the affordable, ergonomically contoured Analogy line includes fixed-height 4-leg chairs, adjustable task chairs and lab stools, steel-frame rockers and a selection of 4-leg and sled-based chair desk combo units. New Agile Combo units - also released in 2013 - provide an appropriate level of mobility to effectively enhance in-class collaboration. Every Agile Combo model has a hooded, twin-wheel soft caster with a “sit-lock” compression-brake on each of its front legs. With this two-caster configuration, Agile Combos - unlike competing units with casters on all four legs - prevent students from “rolling around” disruptively while seated. Instead, when an instructor asks students to move their Agile Combos to facilitate a particular lesson plan, they can do so in an orderly manner by getting out of their seats and using the convenient hand-hold near the top of the Agile Combo backrest. For added stability when units aren’t being moved, the rear legs of Agile Combos have rubber-base swivel glides. Agile Combo models can be ordered with a ZUMA shell, a Sage™ shell or an Analogy shell. Other 2013 product introductions included: a selection of ZUMA and Sage chairs with integral tubular steel arms; several new Parameter desks and workstations, including L-configuration units with curved-corner or notched-corner tops; and wheelchair-accessible ZBOOM single-student desks that support collaborative learning; mobile Textameter™ instructor workstations; and elegant Civitas™ chairs and stools with a contoured plywood seat and back. Products targeted for release in 2014 include: Civitas 4-leg table bases; a new table collection for learning environments; additional oval mobile tables; a new ergonomically contoured classroom seating line, and instructor media stations that will be made using Virco’s impressive flat metal forming capabilities.
Virco's flat metal forming and other production capabilities are further enhanced when combined with our Assemble-to-Ship (“ATS”) strategy, which allows for the manufacture and storage of common components during the portion of the year when demand for our product is low followed by assembly to customer-specific combinations prior to shipment. The combination of flat metal forming and ATS enables Virco to offer various products - including an array of desks at three price points - that provide a variety of furniture solutions for customer applications in a wide range of environments.

As of January 31, 2014, the Company's employment force was approximately 700, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and installation of furniture, fixtures and equipment (“FF&E”).
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
Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2012 and 2013, approximately 50% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture in July and August can be six times greater than in the seasonally slow winter months.

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
Virco's principal manufactured products include:
SEATING - The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company's history. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. The ZUMAfrd™ collection features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces. ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger, smaller students; there's also a selection of Sage rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies - and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments, while Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas and related on-campus areas where people gather; and adjustable-height versions of 120, 121 and 122 Series stools. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to easily-adjustable Ph.D.® task chairs and contoured I.Q.® Series classroom chairs by Richard Holbrook; comfortable, attractive Virtuoso® chairs by Charles Perry; and new Analogy™ Series chairs by Peter Glass and Bob Mills. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES - Virco’s TEXT® table collection for learning environments - designed by Peter Glass and Bob Mills- features heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. Lunada® tables, combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, make great choices for seminar, conference and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco cafe tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Civitas tops and bases provide excellent furniture solutions for on-campus spaces where people gather. Virco also carries traditional folding tables, CT Series tables with a hand crank mechanism for top height adjustment, activity tables and office tables, as well as the computer tables and mobile tables described below.
COMPUTER FURNITURE - The TEXT table collection described in the preceding paragraph provides educators an array of computer furniture choices for learning environments; Virco's Flip-Top Technology tables and HWT Technology tables also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco's functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. Related products include an array of tablet arm units, new Agile Combo models and new Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators.
ADMINISTRATIVE OFFICE FURNITURE - In addition to the Plateau® Office Solutions and Parameter® product lines, Virco manufactures a selection of desks, returns, bookcases and other items that employ the Company's flat metal forming capabilities. These products include 53 Series steel storage cabinets, an expanded range of 53 Series lateral files, and special versions of 543 and 546 Series desks with wire management capabilities. Other products range from 53 Series wardrobe tower cabinets and Parameter file credenzas to Parameter mobile pedestals and Plateau bookcases in popular 36” wide and 48” wide models that work in classroom settings and related educational environments as well as administrative offices.
LABORATORY FURNITURE - For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty Chemsurf® and epoxy resin tops. Virco's ZUMA®, Sage™, Telos®, Metaphor®, I.Q.®, Classic Series™, and 3000 Series collections include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring. Virco also carries a selection of wood-frame science tables with Chemsurf and epoxy resin tops.
MOBILE FURNITURE - School cafeterias are perfect venues for the ever-popular Virco mobile tables - including a selection of oval mobile tables with attached benches or stools - while classrooms benefit from the spacious storage capacity of Virco mobile cabinets; additional mobile cabinet models with a magnetic marker back are available. An array of Virco product lines includes mobile chairs for school settings and offices.
STORAGE EQUIPMENT - For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. As a service to our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
Virco's wide-ranging product selection includes hundreds of furniture models that are certified according to the Greenguard® Children & Schools Program for indoor air quality. In 2005 Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified through the Greenguard Children & Schools Program, now known as Greenguard Gold certification. All of the models in the Company's most recently introduced product lines - including Analogy™ furniture models and Textameter™ instructor workstations - are Greenguard-certified. Along with Virco's leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco carries a complete line of specialty furniture and equipment from Wenger® Corporation for music rooms, performance areas and related spaces; Virco also now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Wenger and Interior Concepts are two of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2013.
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
Customers

Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during 2013.
Raw Materials
Virco purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, medium density fiberboard (MDF), cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company's largest raw material cost is for steel, followed by plastics and wood.
The price of these commodities, particularly steel and plastic, has been volatile. Steel and plastic prices increased significantly in 2004 and 2005, in part due to worldwide demand of these materials, especially in China. By comparison, in 2006 and 2007 the price of these commodities was relatively stable. In 2008, steel prices increased by more than 80% during a four month period from April to July, followed by a period of modest decline in the latter part of 2008 and relative stability in 2009 and 2010. During 2011, the Company incurred significant increases in the cost of steel during the second quarter and plastic during the second and third quarters. During 2012 and 2013 the cost of steel, plastic, and wood were stable.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during the last three years, and are expected to increase further in 2014.
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
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated revenues in 2013. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors : Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 49% of sales in 2013, 49% of Virco's sales in 2012, and 50% of Virco's sales in 2011. In the third quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were unable to sell under this contract, we would be able to sell to the vast majority of our customers under alternative contracts.
Seasonality
The educational sales market is extremely seasonal. Approximately 50% of the Company's total sales in 2013 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI) which recently acquired Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), KI Inc., Bretford, Smith System, Columbia, Scholarcraft and VS America. Historically, our largest competitor that purchases and re-sells furniture has been School Specialty (SCHS). In January 2013, School Specialty filed for bankruptcy under Chapter 11 of the Bankruptcy Code and emerged in mid-2013. Contrax is a significant nationwide reseller focusing on projects. In addition to School Specialty and Contrax, there are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, Inc., MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2014, totaled $13.5 million and approximated eight weeks of sales, compared to $17.3 million at January 31, 2013, and $14.4 million at January 31, 2012. Substantially all of the backlog will ship during 2014.
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
Employees
As of January 31, 2014, Virco and its subsidiaries employed approximately 700 full-time employees at various locations. Of this number, approximately 530 are involved in manufacturing and distribution, approximately 105 in sales and marketing and approximately 65 in administration. The Company also utilizes temporary workers as necessary to meet any seasonal production, warehousing or distribution requirements that cannot be filled by its full time workforce. During 2013, the Company employed approximately 225 temporary workers during the months of June and July, with smaller numbers immediately preceding and following these months.
Environmental Compliance
Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See

“Risk Factors : We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last three fiscal years, see the Company's consolidated financial statements.
During 2013, Virco derived nearly 7.5% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2012, Virco derived nearly 10.0% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2011, Virco derived approximately 7.0% of its revenues from customers located outside of the United States (primarily in Canada and Panama). The Company determines sales to these markets based upon the customers' principal place of business. During 2013, 2012 and 2011, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2014, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2014	Has Held Office Since
Robert A. Virtue (1)	President, Chairman of the Board and Chief Executive Officer	81	1990
Douglas A. Virtue (2)	Executive Vice President	55	1992
J. Scott Bell (3)	Vice President — General Manager, Conway Division	57	2004
Robert E. Dose (4)	Vice President — Finance, Secretary and Treasurer	57	1995
Patricia Quinones (5)	Vice President — Logistics, Marketing Services and Information Technology	50	2004
D. Randal Smith (6)	Vice President — Marketing and Corporate Stewardship	65	1995
Jamie Makuuchi (7)	Chief Marketing Officer	51	2013
Bassey Yau (8)	Vice President — Corporate Controller, Assistant Secretary and Assistant Treasurer	55	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 57 years and has served as the President since 1982 and Chief Executive Officer since 1988.

(2)
Appointed in 1992; has been employed by the Company for 28 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and currently as Corporate Executive Vice President.

(3)
Appointed in 2004; has been employed by the Company for 25 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President — General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 23 years and has served as the Corporate Controller, and currently as Vice President of Finance, Secretary and Treasurer.

(5)
Appointed in 2004; has been employed by the Company for 22 years in a variety customer and marketing service positions, and currently as Vice President of Logistics, Marketing Services and Information Technology.

(6)	Appointed in 1995; has been employed by the Company for 29 years in a variety of sales and marketing positions, and currently as Vice President of Marketing & Corporate Stewardship.

(7)	Appointed in 2013; is responsible for all sales and Marketing operations.

(8)
Appointed in 2004; has been employed by the Company for 17 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

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

We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase. During 2011, the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. The Company increased prices for the 2012 and 2013 years in an effort to recover these commodity cost increases and intends to increase prices again for 2014.

We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2013, 2012, and 2011. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In the current economic environment, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
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
A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 49% of Virco's sales in 2013 and 49% of Virco's sales in 2012 were priced under this nationwide contract/price list. In the 3rd quarter of 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011. In addition, in 2008 the Company was awarded three one-year extensions extending through 2014. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
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

Under our credit facility, substantially all of our accounts receivable are automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer a deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. Due to continued weak demand for education furniture, the Company has been unable to satisfy its minimum tangible net worth and minimum EBITDA covenants for numerous periods during 2012 and most recently its minimum EBITDA covenant for the relevant period ending January 31, 2014. On each occasion, the lender under the Company's Credit Agreement has agreed to amend the Company's credit facility and/or waive the violation.  Accordingly, on April 15, 2014, the Company entered into Amendment No. 7 to the Credit Agreement, which waived the violation of the minimum EBITDA financial covenant and the minimum fixed charge coverage ratio financial covenant at January 31, 2014. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it again fail to meet such covenants, the Agent and Lender under its Credit Agreement will agree to waivers or amendments with respect thereto.
We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. On an annual basis, we prepare a forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to renew our credit facility upon its maturity in 2017 on favorable terms or at all. If we are unable to renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.
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
Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. Our board of directors intends to include a proposal in our proxy statement for our 2014 Annual Stockholder Meeting to eliminate our classified board structure. If this proposal is approved by our stockholders, it would become easier for a potential acquirer to replace our entire board of directors in one year. Our board of directors also intends to include a proposal in our proxy statement for our 2014 Annual Stockholder Meeting to eliminate cumulative voting. If this proposal is approved by our stockholders, it may in turn make it more difficult for a third party to obtain control of our board even if our stockholders approve the declassification of our board of directors.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Torrance, California
Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a five year lease expiring on February 28, 2020. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 26, 2014, there were approximately 217 registered stockholders according to the Company's transfer agent records. There were approximately 874 beneficial stockholders.
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
Quarterly Dividend and Stock Market Information

	Cash Dividends Declared		Common Stock Range
	2013	2012	2013		2012
			High	Low	High	Low
1st Quarter	$—	$—	$2.72	$1.96	$2.25	$1.56
2nd Quarter	—	—	2.53	1.95	1.96	1.45
3rd Quarter	—	—	2.49	1.98	3.84	1.48
4th Quarter	—	—	2.80	2.00	2.89	1.31
Stock Repurchases
The Company did not repurchase any shares of its stock during 2013. Pursuant to the Company's credit agreement with PNC Bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company's common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2009, in the Company's common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX
AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014
Virco Mfg. Corporation	$100.00	$174.04	$156.25	$92.94	$139.40	$136.79
NASDAQ Market Index	$100.00	$146.91	$186.66	$196.55	$222.91	$295.12
Morningstar Business Equipment	$100.00	$144.14	$189.57	$169.72	$157.17	$144.82
The current composition of Morningstar Business Equipment Index is as follows: ACCO Brands Corp, Addmaster Corporation, American Locker Group, Inc., Avery Dennison Corp, Azkoyen S.A., Banneker, Inc., BioAuthorize Holdings Incorporated and, Canon Marketing Japan Inc., Canon, Inc., Comtrex Systems Corporation, Coupon Express Inc, Datalogic Spa, Document Capture Technologies, Inc., Ennis, Inc., Ergobilt INC, Everlert, Inc., Global Payment Technologies, Inc., Gunther International, Ltd., Herman Miller, Inc., HNI Corporation, Inscape Corporation, Inventronics Limited, Kewaunee Scientific Corp., Knoll, Inc., Koala Corporation, Komori Corp, Konica Minolta Inc, M.POS, Inc., Marmion Industries Corporation, Neopost, Okamura Corporation, Onyx Service & Solutions, Inc., Open Plan Systems, Inc., Pitney Bowes Inc, Reconditioned Systems, Inc., Ricoh, Ltd., Roboserver Systems Corp, Standard Register Company, Steelcase, Inc., Takano Co Ltd, Teleconnect, Inc., Trxade Group Inc, VeriFone Systems, Inc., and Virco Mfg. Corporation.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10K.

Five Year Summary of Selected Financial Data

In thousands, except per share data	2013	2012	2011	2010	As Adjusted 2009 (1)
Summary of Operations
Net sales	$155,920	$158,856	$166,441	$180,995	$190,513
Net (loss) income (1)	$(1,730)	$(3,830)	$(13,803)	$(17,594)	$(725)
Net (loss) income per share data (a) (1)
Basic	$(0.12)	$(0.27)	$(0.97)	$(1.25)	$(0.05)
Assuming dilution	(0.12)	(0.27)	(0.97)	(1.25)	(0.05)
Cash dividends declared per share	$—	$—	$0.05	$0.10	$0.10
__________________________

a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2013	2012	2011	2010	As Adjusted 2009 (1)
Total assets (1)	$83,344	$82,163	$94,225	$100,588	$122,432
Working capital (1)	$16,983	$12,526	$18,598	$29,498	$38,386
Current ratio (1)	1.7/1	1.5/1	1.7/1	2.5/1	2.7/1
Total long-term obligations	$33,083	$30,707	$36,119	$30,169	$30,236
Stockholders’ equity (1)	$27,605	$27,020	$30,896	$50,402	$69,270
Shares outstanding at year-end	14,718	14,550	14,354	14,205	14,163
Stockholders’ equity per share (1)	$1.88	$1.86	$2.15	$3.55	$4.89
 _______________________

(1)
The historical financial data has been modified for the results of operation and ending balance sheet for 2009 to reflect our 2010 change in accounting principle for our method of accounting for certain of our inventory.

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
Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2013 and 2012, approximately 50% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during July and August can be as great as six times the level of shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last decade and is likely to continue to be so for at least the near future. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust, and more recently in 2008 through 2013 as a result of the recession and severe budget deficits incurred by state and local governments. The years 2008 through 2013 were particularly challenging for the Company and the educational furniture industry in general and conditions are likely to remain challenging for the near term. These budgetary pressures directly impacted the demand for the Company's products, as the demand for educational furniture largely depends upon: (1) available funding in a school's general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools.
In response to the 2008 recession, passage of new bond issuances declined, and bond funded project completions have trended down each year. Completions of new schools, additions and renovations are not anticipated to improve in 2014. School operating budgets experienced significant strain during the same period. Approximately 80-85% of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded pension obligations reduces funds available for other purposes. In response to these budgetary pressures schools typically elect to retain teachers and spend less on repairs, maintenance, and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products.
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

During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last decade, the Company has worked continuously to significantly reduce its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2014, was approximately 700 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2013 declined by more than 55% compared to 2000. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support an ambitious product development program.
During 2011, in an effort to bring the Company's cost structure in line with decreased revenues, the Company offered early retirement and voluntary separation packages to its employees in Arkansas and California. Combined with normal attrition, the Company reduced its workforce by approximately 205 persons (20%). During 2012, the workforce declined by an additional 65 full time positions primarily due to attrition. In 2013, a reduction in force combined with attrition reduced the workforce by an additional 60 persons. These savings will be offset somewhat by the cost of temporary direct labor employees hired to meet production requirements during 2014. The Company plans to maintain stringent limits on full time staffing, supplemented with temporary labor as necessary in order to produce, warehouse, deliver, and install furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any required investment in physical infrastructure.
While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will demand that we educate our children and make this an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and installation of furniture in classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers have shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to provide custom colors or finishes during a tight seasonal summer delivery window when they are reliant upon a supply chain extending to China. Unlike its primary competitors, Virco has maintained and invested in automation at its domestic manufacturing facilities, recently adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers. Virco's domestic factories are a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
During 2014 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic as experienced in 2011, but it has no assurances that commodity prices will not reach or exceed the levels in 2011. The Company may benefit from industry disruption in 2014. In 2012, a smaller domestic manufacturing competitor liquidated, and in 2013 a significant reseller of school furniture entered Chapter 11 reorganization-from which it emerged in mid-2013. While such events are illustrative of the challenging conditions in the Company's industry, the Company is hopeful that this disruption presents an opportunity for Virco to expand its customer base.
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
Revenue Recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales taxes imposed by various government authorities, where applicable. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Installation, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
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
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company's allowance for doubtful accounts has ranged from approximately 0.7% to 3.0% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco's allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, who often purchase the furniture with funds provided from bond issuances, giving Virco's receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco's credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company's sales to government entities as a percentage of total revenues.
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
Self-Insured Retention: For 2011, 2012, and 2013 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate ranging from 0.5%-4.5% for 2013, 2012, and 2011. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2014 will be comparable to the retention levels for 2013.
Warranty Reserve: The Company provides a warranty against all substantial defects in material and workmanship. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The standard warranty offered on products sold through January 31, 2005, is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold from February 1, 2005 through January 31, 2014. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company's warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense.
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

	2013	2012	2011
Employee Plan	4.25%	4.00%	4.50%
VIP Plan	4.75%	4.25%	4.50%
Directors Plan	4.25%	4.00%	4.50%
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
In the third quarter of 2011 the Company offered an early retirement program to employees who voluntarily terminated their employment with the Company. The incentive offered was a cash incentive and did not include additional retirement benefits, but was heavily directed toward employees with significant years of service. Approximately 150 employees accepted this offer. Due to the volume of lump sum payments processed during the third and fourth quarters of 2011, the Company incurred a pension settlement cost for the Employee Plan. In the fourth quarter of 2012, as a result of cumulative retirement benefits paid during the year, the Company incurred an additional pension settlement cost for the Employee Plan. In May of 2013, the Company implemented a reduction in force. In the third and fourth quarters of 2013, as a result of cumulative retirement benefits paid during the year, the Company incurred additional pension settlement costs for the Employee Plan.
Although the Company does not anticipate any change in these rates in the coming year, any moderate change should not have a significant effect on the Company's financial position, results of operations or cash flows. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the years ended January 31, 2013, 2012, and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances totaled $24,210,000 and $24,601,000 at January 31, 2014 and 2013, respectively. At January 31, 2014, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $24,546,000 at January 31, 2014. State net operating losses that can potentially be carried forward totaled approximately $51,082,000 at January 31, 2014.

Results of Operations (2013 vs. 2012)
Financial Results and Cash Flow
The Company incurred a pre-tax loss of $2,733,000 on net sales of $155,920,000 for the fiscal year ended January 31, 2014, compared to pre-tax loss of $4,039,000 on net sales of $158,856,000 in the fiscal year ended January 31, 2013. Net loss per share was $0.12 for the fiscal year ended January 31, 2014, compared to net loss per share of $0.27 in the prior year. Cash flow used in operations was $243,000 for the fiscal year ended January 31, 2014, compared to cash flow provided by operations of $7,260,000 in the prior year.
Sales
Virco's sales decreased by 1.8% in 2013 to $155,920,000 compared to $158,856,000 in 2012. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects.
Volume declined by approximately $6 million, partially offset by increases in price. Sales of Virco's new products, including Zuma®, Civitas™ and Sage™ increased by nearly $1.3 million in 2013 compared to 2012, but were offset by reductions in older product lines. Sales for project orders declined by approximately $0.5 million in 2013 compared to project orders in 2012 as a result of reduced construction completions of bond-funded projects. Orders rates were more volatile and more intensely seasonal in the current year than in prior years, with a shift to a greater percentage of orders received in the summer months. Orders in 2013 decreased 24% in the first quarter, increased 6% in the seasonally high second quarter, increased by 2% in the third quarter, and decreased by 15% in the fourth quarter, in each case as compared to the comparable period in 2012. Reduced fourth quarter orders contributed to a $3.8 million decrease in backlog at January 31, 2014 compared to January 31, 2013.
For 2014 the Company anticipates that the persistent budgetary challenges for state and local governments combined with an anticipated reduction in completions of bond-funded projects may cause the amount of school furniture sold to be comparable to or perhaps less than 2013. As we have throughout this recession, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. As discussed below, the Company significantly reduced its workforce through an early retirement program in 2011. In 2012, the Company's workforce declined by an additional 65 full time staff, primarily through attrition. In 2013, the Company's workforce was further reduced by an additional 60 full time staff through a reduction in force and attrition. This significant reduction in force largely spared our direct sales force. The Company will continue to emphasize the value, design and color selections of its products, the value of its distribution, delivery, installation, and project management capabilities, and the value of timely deliveries during the peak seasonal delivery period. In order to increase or maintain market share during 2014, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Cost of Sales
Cost of sales was 65.7% of sales in 2013 and 67.6% of sales in 2012. This decrease was due to an increase in selling prices and reduced factory spending . The Company benefited from stable material costs during 2013.
As a percentage of sales, raw material costs were 0.2% lower than in 2012. The Company increased selling prices at the beginning of the year in effort to improve gross margins. The cost of raw materials was stable during the year, resulting in raw material costs declining as a percentage of sales. Direct labor costs as a percentage of sales were unchanged in 2013 compared to 2012. The impact of increasing selling prices was offset by a slight deterioration in efficiency due to the increased seasonal peak of both orders and sales in 2013 compared to 2012. Manufacturing overhead as a percentage of sales decreased by 1.2% in 2013 from 2012. This decrease was primarily attributable to a small decrease in factory spending combined with a very slight (<1%) increase in production hours and the related impact on factory utilization.
The Company is beginning 2014 with approximately $2.5 million more inventory than in 2013, but $0.1 million less inventory than in 2012, $7.6 million less than in 2011, and $16.0 million less than 2010. Due to the controlled levels of inventory at January 31, 2014, production levels and related factory overhead absorption, which vary depending upon selling volumes, are anticipated in 2014 to be equal to or higher than 2013 levels. As discussed above, the Company significantly reduced its workforce during 2011, 2012 and 2013. The Company intends to build inventory earlier in the year, and hire temporary workers as necessary during 2014 to meet any seasonal production, warehousing or distribution requirements that cannot be filled by the remaining full-time workforce.
During 2014 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility will be as dramatic in

2014 as experienced in 2011, but that it could be more volatile than in 2012. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative and other expenses for the fiscal year ended January 31, 2014, increased by approximately $0.8 million compared to the prior year, and were 35.2% of sales as compared to 34.0% in the prior year.
The primary reason for this increase was $1.4 million of restructuring costs in 2013 related to a reduction in force as compared to $0.8 million in 2012. No comparable expense was incurred in 2012. Because the majority of the employees accepting the offer were long-term employees with vested pension benefits, the Company incurred nearly $1.0 million of pension settlement costs during the third and fourth quarters on 2013. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.
Warehousing, freight and installation costs were flat in dollars and increased by 0.2% as a percentage of sales. Selling costs declined due to a reduction in volume and decreased by 0.1% as a percentage of sales. G&A spending decreased slightly, but increased slightly as a percentage of sales due to an increase in litigation expenses. The Company expended funds in 2013 to protect patents on certain products. There was no comparable expense in the prior year.
Interest expense was $254,000 less in 2013 compared to 2012 as a result of decreased costs related to an asset based loan, and decreased accretion expense for certain liabilities.
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
During 2013, 2012, 2011 and 2010 the Company incurred operating losses. The Company has incurred a cumulative operating loss for the last four years. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2014 and January 31, 2013, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will be realized and has not provided a valuation allowance on a portion of the state net operating loss and credit carryforwards. At January 31, 2014, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2033 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $24,546,000 at January 31, 2014. State net operating losses that can potentially be carried forward totaled approximately $51,082,000 at January 31, 2014.

The primary component of the income tax benefit for the current year related to the gain related to AOCI, not operating loss. Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2014 may be low, with income tax being primarily income and franchise taxes as required by various states.
Results of Operations (2012 vs. 2011)
Financial Results and Cash Flow
The Company incurred a pre-tax loss of $4,039,000 on net sales of $158,856,000 for the fiscal year ended January 31, 2013, compared to pre-tax loss of $13,748,000 on net sales of $166,441,000 in the fiscal year ended January 31, 2012. Net loss per share was $0.27 for the fiscal year ended January 31, 2013, compared to net loss per share of $0.97 in the prior year. Cash flow provided by operations was $7,260,000 for the fiscal year ended January 31, 2013, compared to cash flow used by operations of $784,000 in the prior year. As more fully discussed below, during 2011 the Company offered a voluntary retirement program to all employees. It was estimated that the annual expense reduction from this program could be approximately $9 to $10 million, offset by the cost of temporary employees hired during the summer months. The Company's spending on salaries, wages and other employee benefit costs for full time employees for 2012 was nearly $8 million less than 2011. In addition a variety of other employee related expenses such as travel declined, allowing the Company to reduce its operating loss by $9.7 million on a reduction in sales volume.
Sales
Virco's sales decreased by 4.5% in 2012 to $158,856,000 compared to $166,441,000 in 2011. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects.
Volume declined by approximately $16 million, offset by increases in price. Sales of Virco's new products, including Parameter®, Civitas™ and Text® increased by nearly $1.5 million in 2012 compared to 2011, but were offset by reductions in older product lines. Sales for project orders declined by more than $6 million in fiscal 2012 compared to project orders in fiscal 2011 as a result of reduced construction completions of bond-funded projects. The reduction in order rates occurred primarily in the third quarter, with the reduction in shipments occurring in the fourth quarter of 2012. Order rates for the fourth quarter increased slightly compared to the comparable period in 2011, resulting in a $2.9 million increase in backlog at January 31, 2013 compared to January 31, 2012.
Cost of Sales
Cost of sales was 67.6% of sales in 2012 and 71.1% of sales in 2011. This decrease was due to an increase in selling prices and reduced factory spending partially offset by a reduction in factory utilization. The Company benefited from stable material costs during 2012.
As a percentage of sales, raw material costs were 1.2% lower in 2012 than in 2011. The Company increased selling prices at the beginning of 2012 in effort to improve gross margins. The cost of raw materials was stable during 2012, resulting in raw material costs declining as a percentage of sales. Direct labor costs as a percentage of sales were unchanged in 2012 compared to 2011. The impact of increasing selling prices was offset by a slight deterioration in efficiency due to the increased utilization of temporary labor in 2012 compared to 2011. Manufacturing overhead as a percentage of sales decreased by 2.3% in 2012 from 2011. This decrease was primarily attributable to a decrease in factory spending offset in part by a reduction production hours and the related impact on factory utilization. Production hours, which decreased by nearly 8% compared to the prior year, were reduced in response to a reduction in sales combined with an effort to reduce inventory at year end.
Selling, General and Administrative and Other Expenses
Selling, general and administrative and other expenses for the fiscal year ended January 31, 2013, decreased by approximately $6.7 million compared to the prior year, and were 34.1% of sales as compared to 36.4% in the prior year. The primary reason for this decrease was the $4.6 million reduction of severance costs in 2012 compared to 2011. In 2011, the Company offered an early retirement program to all employees. Approximately 150 employees, or 15% of the Company's workforce, accepted the offer. When combined with normal attrition of employees that were not replaced, at January 31, 2012, the Company reduced the number of full-time employees by approximately 205, or 20% of the workforce at January 31, 2011. In 2012 attrition and normal retirements allowed the Company to reduce headcount by an additional 65 persons. The early retirement program was a cash payment to employees that was based upon years of service. Virco disbursed nearly $2.6 million to severed employees under this program in 2011. Because the majority of the employees accepting the offer were long-term employees with vested pension benefits, the Company incurred nearly $2.0 million of pension settlement costs during the third and fourth quarters in 2011 and an additional $760,000 of pension settlement costs in the fourth quarter of 2012. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.
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
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. During 2013 and 2012, the costs for raw materials purchased by the Company were stable. These years contrast with 2011, when the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. These cost increases adversely impacted gross margins in 2011 for products shipped during the summer season.
For 2014, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated volatility for 2014 is not expected to be as severe as experienced in 2011. There is continued uncertainty with respect to steel and other raw material costs, especially of plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2014, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco's products in 2013, 2012 and 2011. Due to current economic conditions, the Company anticipates continued significant price competition in 2014, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2014 as experienced in 2011. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2014, as a percentage of sales, could be higher than in 2013. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
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
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2014, 2013, or 2012.
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
As a result of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these summer months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). On June 15, 2012, the Borrowers entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the twelve consecutive fiscal month period ending December 31, 2012. On January 9, 2014 the Borrowers entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Agreement, which, among other things, amended the definition of “Peak Season” and increased the peak season borrowing capacity. On April 15, 2014 the Borrowers entered into Amendment No. 7 (“Amendment No. 7”) to the Credit Agreement, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by $10,000,000 to $50,000,000, waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the minimum fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and the minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2014 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $22,365,000 for the fiscal quarter ending January 31, 2014, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2014, and (3) a minimum EBITDA amount of $5,593,000 for the twelve consecutive fiscal months ending January 31, 2014. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2014 were as follows: (1) the Company maintained a tangible net worth of $27,605,000 for the fiscal year ending January 31, 2014, (2) the Company maintained a fixed charge coverage ratio of less than 0.00 to 1.00 for the four consecutive fiscal quarters ended January 31, 2014, and (3) the Company achieved EBITDA of $3,301,000 for the twelve consecutive fiscal months ending January 31, 2014. Therefore the Company was in violation of its minimum fixed charge coverage ratio and minimum EBITDA covenants for the relevant period ending January 31, 2014. However, as noted above, on April 15, 2014 the Company entered into Amendment No. 7, which waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the minimum fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and the minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. Other than as noted above with respect to the minimum EBITDA covenant and the minimum tangible net worth covenant, the Company was in compliance with its covenants at January 31, 2014.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $10,919,000 was available for borrowing as of January 31, 2014.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6 and Amendment No. 7 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense, and has remained below depreciation since that time. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $3,000,000 for 2014, which is less than anticipated depreciation expense.
Asset Impairment
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. Much of the tooling, machinery, and equipment acquired at this time is now fully or substantially depreciated. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2014, there has been no impairment to the long-lived assets of the Company.

The Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2014 or January 31, 2013.

Contractual Obligations
The Company leases manufacturing, transportation, and office equipment, as well as real estate under a variety of operating leases. The Company leases substantially all vehicles, including trucks and passenger cars under operating leases where the lessor provides fleet management services for the Company. The fleet management services provide Virco with operating efficiencies relating to the acquisition, administration, and operation of leased vehicles. Real estate leases have been used where the Company did not want to make a long-term commitment to a location, or when economic conditions favored leasing. The Torrance manufacturing and distribution facility is leased under an operating lease that expires on February 28, 2020. The Company does not have any lease obligations or purchase commitments in excess of normal recurring obligations. Leasehold improvements and tenant improvement allowances are depreciated over the lesser of the expected life of the asset or the lease term.
Contractual Obligations
Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$8,248	$2,248	$6,000	$—	$—
Interest on long-term debt	—	—	—	—	—
Operating lease obligations	26,507	5,773	7,357	8,817	4,560
Purchase obligations	9,010	9,010	—	—	—
	$43,765	$17,031	$13,357	$8,817	$4,560

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $52,000 as of January 31, 2014, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this Annual Report on Form 10-K.
Virco's largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2014, the Company had bonds outstanding valued at approximately $870,000. To the best of management's knowledge, in over 64 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. Effective February 1, 2014, the Company will offer a limited lifetime warranty. The Company does not believe that the new warranty policy will have a significant impact on warranty expense. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2013. The following is a summary of the Company's warranty-claim activity during 2013 and 2012.

	January 31,
In thousands	2014	2013
Beginning balance	$1,000	$1,400
Provision for current year	600	630
Provision for prior year	(220)	(490)
Costs incurred	(380)	(540)
Ending balance	$1,000	$1,000
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
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees continued to vest under the benefits earned to date, but no covered participants earned additional benefits after the plan freeze. At January 31, 2014, all active participants under the plans were fully vested.
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

	2013	2012	2011
Employee Plan	4.25%	4.00%	4.50%
VIP Plan	4.75%	4.25%	4.50%
Directors Plan	4.25%	4.00%	4.50%
Because the Company froze future benefit accruals for all three defined benefit plans in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2014 or 2013.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting the expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2013, 2012 and 2011 the Company used a 6.5% expected return on plan assets, net of expenses.
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
During 2013 the pension plans were impacted by a reduction in force. Although the severance benefits was paid in cash and did not include any additional benefits payable from a retirement plan, the severance included employees with vested pension benefits. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. During 2013, the pension liability decreased due to increased discount rates, offset by an increase in liability due to the adoption of a new mortality table.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $1.8 million, $2.0 million, and $1.9 million, to the trust in 2013, 2012, and 2011, respectively. Contributions during 2014 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $2.5 million. During 2013, 2012, and 2011, the Company paid approximately $564,000, $561,000, and $451,000, respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $710,000 for 2014. At January 31, 2014, accumulated other comprehensive loss of approximately $16.4 million ($14.0 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2014, a 1% reduction in investment return would have increased expense by approximately $165,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $305,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $6.1 million.
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
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2014 reflects additional paid-in capital of approximately $116 million and deficit retained earnings of approximately $75 million. Other than the losses incurred during 2003-2005, 2010-2013 the retained deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
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
In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items - including Analogy furniture models and Textameter instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air

Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Risk Factors : We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
In 2013 and 2012, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2014, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to aggressively defend product liability cases. This program has continued through 2013 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2013 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2014.

New Accounting Pronouncements

In June 2011, the FASB issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the new guidance beginning February 1, 2013. The guidance did not have a material impact on the Company's financial statements.

In January 2013, the FASB issued accounting guidance clarifying the scope of disclosures about offsetting assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption to have a material impact on its fiscal 2013 financial statements.

In February 2013, the FASB issued accounting guidance intended to improve the reporting classifications out of accumulated other comprehensive income of various components. This guidance was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Company adopted the new guidance beginning February 1, 2013, the beginning of the Company's 2013 fiscal year.

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The Company does not expect the adoption to have a material impact on its fiscal 2014 financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $139,000 for the twelve months ended January 31, 2014. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2014 and 2013, the Company had no derivative instruments.
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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
April 25, 2014

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2014	2013
	(In thousands)
Assets
Current assets
Cash	$1,051	$853
Trade accounts receivables (net of allowance for doubtful accounts of $200 and $275 at January 31, 2014 and 2013)	8,468	8,760
Other receivables	52	108
Income tax receivable	290	259
Inventories
Finished goods, net	7,237	4,968
Work in process, net	11,116	11,041
Raw materials and supplies, net	9,427	9,308
	27,780	25,317
Deferred tax assets, net	203	—
Prepaid expenses and other current assets	1,795	1,665
Total current assets	39,639	36,962
Property, plant and equipment
Land	1,671	1,671
Land improvements	1,185	1,213
Buildings and building improvements	47,271	47,703
Machinery and equipment	115,667	119,407
Leasehold improvements	2,328	2,452
	168,122	172,446
Less accumulated depreciation and amortization	131,817	135,564
Net property, plant and equipment	36,305	36,882
Deferred tax assets, net	611	1,484
Other assets	6,789	6,835
Total assets	$83,344	$82,163
See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2014	2013
	(In thousands, except share data)
Liabilities
Current liabilities
Accounts payable	$12,355	$11,864
Accrued compensation and employee benefits	3,594	3,426
Current portion of long-term debt	2,248	4,053
Deferred tax liabilities	—	572
Other accrued liabilities	4,459	4,521
Total current liabilities	22,656	24,436
Non-current liabilities
Accrued self-insurance retention	2,025	2,585
Accrued pension expenses	23,951	26,385
Income tax payable	69	142
Long-term debt, less current portion	6,000	—
Other accrued liabilities	1,038	1,595
Total non-current liabilities	33,083	30,707
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,718,414 shares in 2013 and 14,550,371 shares in 2012	147	146
Additional paid-in capital	115,978	115,670
Accumulated deficit	(74,540)	(72,810)
Accumulated other comprehensive loss	(13,980)	(15,986)
Total stockholders’ equity	27,605	27,020
Total liabilities and stockholders’ equity	$83,344	$82,163
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2014	2013	2012
	(In thousands, except per share data)
Net sales	$155,920	$158,856	$166,441
Costs of goods sold	102,488	107,304	118,283
Gross profit	53,432	51,552	48,158
Selling, general and administrative expenses	53,465	53,312	56,215
(Gain) loss on sale of property, plant & equipment	(10)	(37)	(1)
Restructuring expense	1,408	760	4,570
Interest expense, net	1,302	1,556	1,122
Income (loss) before income taxes	(2,733)	(4,039)	(13,748)
Income tax expense (benefit)	(1,003)	(209)	55
Net income (loss)	$(1,730)	$(3,830)	$(13,803)
Dividend declared:
Cash	$—	$—	$0.05
Net loss per common share (a):
Basic	$(0.12)	$(0.27)	$(0.97)
Diluted	$(0.12)	$(0.27)	$(0.97)
Weighted average shares outstanding:
Basic	14,620	14,387	14,235
Diluted	14,620	14,387	14,235
 _______________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years ended January 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$(1,730)	$(3,830)	$(13,803)
Other comprehensive income (loss) :
Pension adjustments, net of tax	2,006	(658)	(5,586)
Comprehensive income (loss)	$276	$(4,488)	$(19,389)

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2011	14,204,998	$142	$114,467	$(54,465)	$(9,742)	$50,402
Net loss	—	—	—	(13,803)	—	(13,803)
Pension adjustments, net of tax effect $0	—	—	—	—	(5,586)	(5,586)
Shares vested	149,048	2	(142)	(2)	—	(142)
Stock compensation expense	—	—	735	—	—	735
Stock repurchased	—	—	—	—	—	—
Cash dividends	—	—	—	(710)	—	(710)
Balance at January 31, 2012	14,354,046	$144	$115,060	$(68,980)	$(15,328)	$30,896
Net loss	—	—	—	(3,830)	—	(3,830)
Pension adjustments, net of tax effect $0	—	—	—	—	(658)	(658)
Shares vested and others	196,325	2	(88)	—	—	(86)
Stock compensation expense	—	—	698	—	—	698
Cash dividends	—	—	—	—	—	—
Balance at January 31, 2013	14,550,371	$146	$115,670	$(72,810)	$(15,986)	$27,020
Net loss	—	—	—	(1,730)	—	(1,730)
Pension adjustments , net of tax effect of $1,078	—	—	—	—	2,006	2,006
Shares vested and others	168,043	1	(215)	—	—	(214)
Stock compensation expense	—	—	523	—	—	523
Balance at January 31, 2014	14,718,414	$147	$115,978	$(74,540)	$(13,980)	$27,605
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income (loss)	$(1,730)	$(3,830)	$(13,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,209	4,368	5,021
Provision for doubtful accounts	(6)	(75)	196
(Gain) loss on sale of property, plant and equipment	(10)	(37)	(1)
Deferred income taxes	97	66	228
Stock-based compensation	523	698	735
Pension settlement	924	760	1,992
Changes in operating assets and liabilities:
Trade accounts receivable	376	4,057	(2,476)
Other receivables	56	293	(233)
Inventories	(2,464)	2,475	7,579
Income taxes	(105)	(930)	(369)
Prepaid expenses and other current assets	(58)	567	(31)
Accounts payable and accrued liabilities	(2,055)	(1,152)	378
Net cash provided by (used in) operating activities	(243)	7,260	(784)
Investing activities
Capital expenditures	(3,632)	(2,050)	(2,159)
Proceeds from sale of property, plant and equipment	19	53	2
Net investment in life insurance	(25)	244	170
Net cash provided by (used in) investing activities	(3,638)	(1,753)	(1,987)
Financing activities
Proceeds from long-term debt	28,851	28,422	29,263
Repayment of long-term debt	(24,656)	(35,876)	(24,287)
Common stock repurchased	(116)	(97)	(126)
Cash dividend paid	—	—	(710)
Net cash provided by (used in) financing activities	4,079	(7,551)	4,140

Net increase (decrease) in cash	198	(2,044)	1,369
Cash at beginning of year	853	2,897	1,528
Cash at end of year	$1,051	$853	$2,897
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,302	$1,556	$1,122
Income tax, net	74	12	32
Non-cash investing activities :
Decrease in accrued asset retirement obligations	$—	$—	$(100)
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2014
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 64 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Management Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities - and disclosure of contingent assets and liabilities - at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant, and equipment; liabilities under pension, warranty, self-insurance, and environmental claims, revenue recognition; and the accounts receivable allowance for doubtful accounts. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2013, 2012 and 2011, refer to the fiscal years ended January 31, 2014, 2013 and 2012, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2014. Foreign sales were approximately 7.5%, 10.0% and 7.0% of the Company’s sales for fiscal years 2013, 2012 and 2011, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2014 or 2013. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

Fair Values of Financial Instruments
The fair values of the Company’s cash, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature.
Financial assets and liabilities measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2014, 2013 and 2012. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $1,691,000, $1,681,000 and $1,610,000 for fiscal years ended January 31, 2014, 2013 and 2012, respectively. Depreciation and amortization expense was $4,209,000, $4,368,000 and $5,021,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively.
The Company subleased space at one of its facilities on a month-to-month basis during 2013, 2012 and 2011. Rental income was $40,000 for fiscal 2013, 2012, and 2011.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $563,000 and $554,000 at January 31, 2014 and 2013, respectively.

	January 31,
	2014	2013
Balance at beginning of period	$554,000	$545,000
Decrease in obligation	—	—
Accretion expense	9,000	9,000
Balance at end of period	$563,000	$554,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus the dilution effect of convertible securities. The following table sets forth the computation of basic and diluted loss per share:

In thousands, except per share data	2013	2012	2011
Numerator
Net loss	$(1,730)	$(3,830)	$(13,803)
Denominator
Weighted-average shares — basic	14,620	14,387	14,235
Common equivalent shares from common stock options and warrants	—	—	—
Weighted-average shares — diluted (1)	14,620	14,387	14,235
Net loss per common share
Basic	$(0.12)	$(0.27)	$(0.97)
Diluted	(0.12)	(0.27)	(0.97)
___________________

(1)
For the years ended January 31, 2014, 2013 and 2012, approximately 180,000, 119,000 and 56,000 shares of common stock equivalents, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2014 and 2013, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2013, 2012 and 2011.
Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,246,000 in 2013, $1,103,000 in 2012, and $1,395,000 in 2011. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2014 and 2013, were $242,000 and $248,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February, 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,000,000 and $1,000,000 as of January 31, 2014 and 2013, respectively.
Self-Insurance
In 2013 and 2012, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company had been self-insured for workers’ compensation, automobile, product, and general liability losses. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 0.50% in 2013 and 0.50% in 2012.
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
The Company reclassified $760,000 in pension settlement costs in 2012 from Selling, General and Administrative expenses to Restructuring expenses on the Statement of Operations to conform to the current year presentation and to maintain comparability among the periods presented.  In 2011 and 2013 the Company incurred severance costs as well as pension settlement costs which have also been classified as Restructuring expenses.
Accumulated Other Comprehensive Income (Loss), Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended January 31, 2014:

	Pension and Post-retirement Benefits
Balance as of January 31, 2013	$(15,986)
Amounts reclassified from AOCI, net of tax	2,006
Balance as of January 31, 2014	$(13,980)

The reclassification out of AOCI for the year ended January 31, 2014:
	Amount reclassified from AOCI
Amortization of defined benefit pension and postretirement plan items:
Amortization prior service cost	$—
Expected return on plan assets	(391)	See Note 4
Actuarial Gain / (Loss)	1,003	See Note 4
Amortization of net actuarial loss	1,548	See Note 4
Pension adjustments	924	See Note 4
Total before tax	3,084
Tax effect	(1,078)
Net of tax	$2,006

Revenue Recognition:
The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances and sales taxes imposed by various government authorities, where applicable. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Installation, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605, 25, “Revenue Recognition - Multiple-Element Arrangements,” revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as our customers control our ability to deliver and install the furniture, and as a result the furniture delivery and installation are generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Shipping and Installation Fees
Revenues related to shipping and installation are included in net sales. For the fiscal years ended January 31, 2014, 2013 and 2012, shipping and installation costs of approximately $14,576,000, $15,040,000 and $15,804,000, respectively, were included in selling, general and administrative expenses.
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

2. New Accounting Pronouncements

In June 2011, the FASB issued accounting guidance updating the presentation format of comprehensive income. The guidance provided two options for presenting net income and other comprehensive income. The total of comprehensive income, the components of net income and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the new guidance beginning February 1, 2013. The guidance did not have a material impact on the Company's financial statements.

In January 2013, the FASB issued accounting guidance clarifying the scope of disclosures about offsetting assets and liabilities. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption to have a material impact on its fiscal 2013 financial statements.

In February 2013, the FASB issued accounting guidance intended to improve the reporting classifications out of accumulated other comprehensive income of various components. This guidance was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Company adopted the new guidance beginning February 1, 2013, the beginning of the Company's 2013 fiscal year.

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The Company does not expect the adoption to have a material impact on its fiscal 2014 financial statements.
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2014	2013
Revolving credit line	$8,248	$4,053
Other	—	—
Total debt	8,248	4,053
Less current portion	2,248	4,053
Non-current portion	$6,000	$—

On December 22, 2011 (the Closing Date), the Company and Virco Inc., a wholly owned subsidiary of the Company (Virco and, together with the Company, the Borrowers) entered into a Revolving Credit and Security Agreement (the Credit Agreement) with PNC Bank, National Association, as administrative agent and lender (PNC). On June 15, 2012, the Borrowers entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (Amendment No. 2) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (Amendment No. 3) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 (Amendment No. 5) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012. On January 9, 2014 the Borrowers entered into Amendment No. 6 (Amendment No. 6) to the Credit Agreement, which, among other things, amended the definition of “Peak Season” and increased the peak season borrowing capacity. On April 15, 2014 the Borrowers entered into Amendment No. 7 (Amendment No. 7) to the Credit Agreement, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by $10,000,000 to $50,000,000, waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and a minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement.

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the Revolving Credit Facility) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $6,000,000 to $12,000,000 from March 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%,%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2014 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $22,365,000 for the fiscal quarter ending January 31, 2014, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2014, and (3) a minimum EBITDA amount of $5,593,000 for the twelve consecutive fiscal months ending January 31, 2014. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2014 were as follows: (1) the Company maintained a tangible net worth of $27,605,000 for the fiscal year ending January 31, 2014, (2) the Company maintained a fixed charge coverage ratio of less than 0.00 to 1.00 for the four consecutive fiscal quarters ended January 31, 2014, and (3) the Company achieved EBITDA of $3,301,000 for the twelve consecutive fiscal months ending January 31, 2014. Therefore the Company was in violation of its minimum fixed charge coverage ratio and minimum EBITDA covenants for the relevant period ending January 31, 2014. However, as noted above, on April 15, 2014 the Company entered into Amendment No. 7, which waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the minimum fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and the minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. Other than as noted above with respect to the minimum EBITDA covenant and the minimum tangible net worth covenant, the Company was in compliance with its covenants at January 31, 2014.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $10,919,000 was available for borrowing as of January 31, 2014.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6 and Amendment No. 7 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.

As of January 31, 2014, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2015	$2,248
2016	6,000
2017	—
2018	—
2019	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2014 and 2013, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employee Plan. The VIP Plan benefits are secured by a life insurance program. The cash surrender values of the policies securing the VIP Plan were $3,238,000 and $3,008,000 at January 31, 2014 and 2013, respectively. These cash surrender values are included in other assets in the consolidated balance sheets. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split $ Life Insurance Plan. Substantially all assets securing the VIP Plan are held in the rabbi trust. Benefit accruals under the VIP Plan were frozen effective December 31, 2003.
In April 2001, the board of directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the board, subject to the director providing 10 years of service to the Company. At January 31, 2014, the Directors Plan did not hold any assets. Benefit accruals under the Directors Plan were frozen effective December 31, 2003.
The annual measurement date for all plans for the fiscal years ended January 31, 2014, 2013, and 2012 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2014, 2013 or 2012.
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
At January 31, 2014 and 2013, the amount of the plan assets invested in bond or short-term investment funds was 12% and 8%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock.
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
During 2013 the pension plans were impacted by a reduction in force. Although the severance benefits was paid in cash and did not include any additional benefits payable from a retirement plan, the severance included employees with vested pension benefits. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. During 2013, the pension liability decreased due to increased discount rates, offset by an increase in liability due to the adoption of a new mortality table.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $1.8 million, $2.0 million, and $1.9 million, to the trust in 2013, 2012, and 2011, respectively. Contributions during 2014 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $2.4 million. During 2013, 2012, and 2011, the Company paid approximately $564,000, $561,000 and $451,000 respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $710,000 for 2014. At January 31, 2014, accumulated other comprehensive loss of approximately $16.4 million ($14.0 million net of tax) is attributable to the pension plans.

The following tables sets forth (in thousands) the funded status of the Company’s pension plans at January 31, 2014, and 2013:

	Employee Plan		VIP Plan		Directors Plan
	1/31/2014	1/31/2013	1/31/2014	1/31/2013	1/31/2014	1/31/2013
Change in Benefit Obligation
Benefit obligation at beg. of year	$32,840	$29,583	$8,054	$8,079	$468	$480
Service cost	—	—	—	—	—	—
Interest cost	1,312	1,299	330	352	18	20
Participant contributions	—	—	—	—	—	—
Amendments	—	—	—	—	—	—
Actuarial losses (gains)	596	3,951	(176)	175	(29)	(23)
Plan settlement	(2,148)	(1,477)	—	—	—	—
Benefits paid	(531)	(516)	(546)	(552)	(18)	(9)
Benefit obligation at end of year	$32,069	$32,840	$7,662	$8,054	$439	$468
Change in Plan Assets
Fair value at beg. of year	$16,875	$14,808	$—	$—	$—	$—
Actual return on plan assets	2,122	2,035	—	—	—	—
Company contributions	1,850	2,025	546	552	18	9
Settlements	(2,148)	(1,477)	—	—	—	—
Benefits paid	(531)	(516)	(546)	(552)	(18)	(9)
Fair value at end of year	$18,168	$16,875	$—	$—	$—	$—
Funded Status
Unfunded status of the plan	$(13,901)	$(15,965)	$(7,662)	$(8,054)	$(439)	$(468)
Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(584)	(570)	(66)	(61)
Non-current liabilities	(13,901)	(15,965)	(7,078)	(7,484)	(373)	(407)
Accrued benefit cost	$(13,901)	$(15,965)	$(7,662)	$(8,054)	$(439)	$(468)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(13,901)	$(15,965)	$(7,662)	$(8,054)	$(439)	$(468)
Accumulated other comp. loss (gain)	14,235	16,906	2,259	2,656	(75)	(61)
Net amount recognized	$334	$941	$(5,403)	$(5,398)	$(514)	$(529)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$14,235	$16,906	$2,259	$2,656	$(75)	$(61)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—
	$14,235	$16,906	$2,259	$2,656	$(75)	$(61)

	Employee Plan		VIP Plan		Directors Plan
	1/31/2014	1/31/2013	1/31/2014	1/31/2013	1/31/2014	1/31/2013
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(407)	$2,895	$(176)	$175	$(29)	$(23)
Prior service cost	—	—		—	—	—
Amortization of (loss) gain	(2,264)	(2,184)	(222)	(205)	14	—
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of initial asset	—	—	—	—	—	—
Total recognized in other comprehensive income	$(2,671)	$711	$(398)	$(30)	$(15)	$(23)
Items to be Recognized as a Component of 2013 Periodic Pension Cost
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	1,136	1,397	178	222	(31)	(14)
	$1,136	$1,397	$178	$222	$(31)	$(14)
Supplemental Data
Projected benefit obligation	$32,069	$32,840	$7,662	$8,054	$439	$468
Accumulated benefit obligation	32,069	32,840	7,662	8,054	439	468
Fair value of plan assets	18,168	16,875	—	—	—	—
Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,312	1,299	330	352	18	20
Expected return on plan assets	(1,119)	(979)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	2,264	2,184	222	205	(14)	—
Benefit cost	$2,457	$2,504	$552	$557	$4	$20
Estimated Future Benefit Payments
FYE 01-31-2015	$4,862		$584		$66
FYE 01-31-2016	1,963		345		60
FYE 01-31-2017	2,456		329		55
FYE 01-31-2018	1,475		313		49
FYE 01-31-2019	1,879		336		44
FYE 01-31-2020 to 2024	8,635		1,796		148
Total	$21,270		$3,703		$422
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	4.25%	4.00%	4.75%	4.25%	4.25%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.00%	4.50%	4.25%	4.50%	4.00%	4.50%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2014	1/31/2013
Level 1 Measurement
Cash & Cash Equivalents	$372	$268
Common Stock	5,085	4,376
Total Level 1	$5,457	$4,644
Level 2 Measurement
Bond Index Fund	$354	$162
Core Bond CIT Fund	1,172	973
US Aggregate Bond Index Fund	355	229
Large Cap Growth Index Fund	3,758	3,809
Large Cap Value Index Fund	2,765	3,039
Russell 2000 Index Fund	1,602	1,461
International Equity Index Fund	1,359	1,179
Managed Investment Fund	938	773
Vanguard MSCI Emerging Markets Fund	408	606
Total Level 2	$12,711	$12,231
Level 3 Measurement
None	N/A	N/A
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2014 and 2013, the plan held 771,070 shares and 783,154 shares of Virco stock, respectively. For the fiscal years ended January 31, 2014, 2013 and 2012, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided current and post-retirement life insurance to certain salaried employees with split-dollar life insurance policies under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $3,076,000 and $3,069,000 at January 31, 2014 and 2013, respectively. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. Substantially all assets securing this plan are held in the rabbi trust. As of January 31, 2014 and 2013, the Company has purchased life insurance on the lives of the participants that will pay death benefits of approximately $5,990,000 and $5,870,000, respectively.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2014 and 2013:

	1/31/2014	1/31/2013
Liability beginning of year	$2,316,000	$2,074,000
Accretion expense	85,000	292,000
Present value of death benefits paid	—	(50,000)
Liability end of year	$2,401,000	$2,316,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans

The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 99,430 awards during fiscal 2013. As of January 31, 2014, there were approximately 349,320 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards during fiscal 2013. As of January 31, 2014, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
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
Accounting for the Plans
A summary of the Company’s stock option activity, and related information for the years ended January 31, is as follows:

	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	12,100	$8.82
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(12,100)	—
Outstanding at end of year	—	—	—	—	—	—
Exercisable at end of year	—	—	—	—	—	—
The data included in the above table has been retroactively adjusted, if applicable, for stock dividends.

Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

			Expense for 12 months ended			Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	1/31/2014	1/31/2013	1/31/2012	1/31/2014
2011 Stock Incentive Plan
12/3/2013	10,000	1 year	$6,000	$—	$—	$13,000
12/3/2013	18,000	5 year	1,000	—	—	36,000
6/25/2013	71,430	1 year	100,000	—	—	50,000
6/19/2012	31,250	1 year	17,000	33,000	—	—
6/19/2012	520,000	5 year	160,000	111,000	—	523,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	41,000	82,000	—	—
3/21/2012	40,000	Immediate	—	80,000	—	—
6/21/2011	68,960	1 year	—	67,000	133,000	—
6/8/2010	56,455	1 year	—	—	58,000	—
6/16/2009	382,500	5 year	198,000	226,000	235,000	62,000
6/19/2007	262,500	5 year	—	99,000	309,000	—
Totals for the period			$523,000	$698,000	$735,000	$684,000
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2014		2013		2012
	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units
Outstanding at beginning of year	743,375	$1.89	290,960	$3.80	467,455	$4.19
Granted	99,430	2.07	669,375	1.62	68,960	2.89
Vested	(260,375)	2.01	(204,960)	3.63	(178,455)	4.29
Forfeited	(38,000)	2.00	(12,000)	3.50	(67,000)	4.31
Outstanding at end of year	544,430	1.87	743,375	1.89	290,960	3.80
Weighted-average fair value of restricted stock units granted during the year		$2.07		$1.62		$2.89
The aggregate fair value of restricted stock unit awards vested during fiscal years 2013, 2012 and 2011 was $523,000, $744,000 and $766,000, respectively.
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
6. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2014	2013	2012
Statutory	$(929)	$(1,373)	$(4,674)
State taxes (net of federal tax)	(47)	(124)	(799)
Change in valuation allowance	(253)	1,480	6,043
State rate adjustment	82	49	(288)
Change in unrecognized tax benefits	(32)	(246)	(164)
Other	176	5	(63)
	$(1,003)	$(209)	$55
Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	Year ended January 31,
	2014	2013	2012
Current
Federal	$1	$—	$—
State	(24)	(275)	(173)
	(23)	(275)	(173)
Deferred
Federal	(753)	(1,192)	(4,581)
State	23	(223)	(1,235)
	(730)	(1,415)	(5,816)
Change in Valuation Allowance	(250)	1,481	6,044
	(980)	66	228
	$(1,003)	$(209)	$55
Deferred tax assets and liabilities (in thousands) are comprised of the following:

	Year ended January 31,
	2014	2013
Deferred tax assets
Accrued vacation and sick leave	$913	$830
Retirement plans	8,960	10,343
Insurance reserves	956	1,193
Warranty	481	451
Net operating loss carryforwards	12,494	12,072
Intangibles	207	272
Inventory	1,590	723
Other	907	1,250
	$26,508	$27,134
Deferred tax liabilities
Tax in excess of book depreciation	$(1,407)	$(1,540)
Other	(76)	(81)
	$(1,483)	$(1,621)
Valuation allowance	(24,210)	(24,601)
Net deferred tax asset	$815	$912
Reported as:
Current deferred tax assets	$203	$—
Current deferred tax liabilities	$—	$(572)
Long-term deferred tax assets	611	1,484
The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2012 to January 31, 2014 (in thousands):

	January 31,
	2014	2013
Balances as of February 1,	$106	$271
Increases related to prior year tax positions	—	56
Decreases related to prior year tax positions	(9)	—
Increases related to current year tax positions	5	8
Decreases relating to settlements with taxing authorities	(19)	—
Decreases related to lapsing of statute of limitations	(31)	(229)
Balance as of January 31,	$52	$106
At January 31, 2014, the Company’s unrecognized tax benefits associated with uncertain tax positions were $52,000, of which $34,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $16,000 at January 31, 2014, and $36,000 at January 31, 2013. The Company closed its IRS examination for its tax return for the year ended January 31, 2011 with no changes. The years ended January 31, 2010, January 31, 2012 through January 31, 2014 remain open for examination by the IRS. The fiscal years ended January 31, 2010 through January 31, 2014 remain open for examination by state tax authorities. The Company is not currently under state examination.
During 2014 and 2013, the Company completed Texas income tax examinations of the tax years ending January 31, 2008 and 2009, respectively. The examination did not materially impact the Consolidated Statements of Operations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2014, it is reasonably possible that unrecognized tax benefits will decrease by $26,000 within the next 12 months due to the expiration of the statute of limitations.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $24,210,000 and $24,601,000 at January 31, 2014 and 2013, respectively. At January 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2033. Federal net operating losses that can potentially be carried forward totaled approximately $24,546,000 at January 31, 2014. State net operating losses that can potentially be carried forward totaled approximately $51,082,000 at January 31, 2014.
7. Commitments
The Company has operating leases on real property and equipment that expire at various dates. The Torrance, CA manufacturing and distribution facility is leased under a 5-year operating lease that expires on February 28, 2020. One of the Conway, AR manufacturing facilities is leased under a 10-year operating lease that expires on March 31, 2018. The Company leases machinery and equipment under a 5-year operating lease arrangement. The Company has the option of buying out the assets at the end of the lease period. The Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2014, are as follows:

Year ending January 31,
2015	$5,773
2016	3,248
2017	4,109
2018	4,590
2019	4,227
Thereafter	4,560
Total minimum lease payments	26,507
Less sublease revenues	(73)
$26,434
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2014	$6,555
2013	6,629
2012	6,619
The Company has issued purchase commitments for raw materials at January 31, 2014, of approximately $9,010,000. There were no commitments in excess of normal operating requirements.
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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,425,000 and $2,985,000 at January 31, 2014 and 2013, respectively, based upon the Company’s estimated payout period of five years using a 0.5% and 0.5% discount rate, respectively.
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

Year ending January 31,
2014	$400
2015	510
2016	510
2017	510
2018	510
Thereafter	—
Total	2,440
Discount to net present value	(15)
$2,425
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. Warranty expense increased during 2011 and 2012 due to the Company’s decision to replace a component on a certain style of chair. These replacements were completed at a cost less than originally anticipated as the Company was able to perform field repairs at a favorable cost rather than incurring replacement costs. The repair / replacement of this component was not related to the safety of the product and has no exposure relating to product liability reserves. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2013. The following is a summary of the Company’s warranty-claim activity during 2013 and 2012.

	January 31,
(In thousands)	2014	2013
Beginning balance	$1,000	$1,400
Provision for current year	600	630
Provision for (benefits from) prior year	(220)	(490)
Costs incurred	(380)	(540)
Ending balance	$1,000	$1,000

10. Subsequent Events
The Company has evaluated events subsequent to January 31, 2014, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or additional disclosure in the financial statements except for Amendment No. 7, dated April 15, 2014 to the Revolving Credit and Security Agreement, dated as of December 22, 2011, which is disclosed in the notes to the consolidated financial statements.
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2014 and 2013, as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
Year ended January 31, 2014
Net sales	$19,890	$56,933	$59,454	$19,643
Gross profit	6,409	21,586	21,161	4,276
Net (loss) income	(4,447)	6,210	3,408	(6,901)
Per common share
Net (loss) income (a)
Basic	$(0.31)	$0.43	$0.23	$(0.47)
Assuming dilution	(0.31)	0.42	0.23	(0.47)
Year ended January 31, 2013
Net sales	$23,668	$60,392	$56,642	$18,154
Gross profit	6,967	22,867	19,318	2,400
Net (loss) income	(4,833)	7,053	2,908	(8,958)
Per common share
Net (loss) income (a)
Basic	$(0.34)	$0.49	$0.20	$(0.62)
Assuming dilution	(0.34)	0.49	0.20	(0.62)
 ______________________________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2014.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2014.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2014.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2014, 2013 AND 2012
(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2014	$275	$3	$78	$200
January 31, 2013	$350	$75	$150	$275
January 31, 2012	$200	$187	$37	$350
Inventory valuation reserve for the period ended:
January 31, 2014	$3,425	$—	$100	$3,325
January 31, 2013	$3,900	$—	$475	$3,425
January 31, 2012	$3,750	$150	$—	$3,900
Warranty reserve for the period ended:
January 31, 2014	$1,000	$380	$380	$1,000
January 31, 2013	$1,400	$140	$540	$1,000
January 31, 2012	$2,300	$(64)	$836	$1,400
Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2014	$2,985	$—	$560	$2,425
January 31, 2013	$2,915	$70	$—	$2,985
January 31, 2012	$2,770	$145	$—	$2,915
Deferred tax valuation allowance for the period ended:
January 31, 2014	$24,601	$—	$391	$24,210
January 31, 2013	$22,859	$1,742	$—	$24,601
January 31, 2012	$14,548	$8,311	$—	$22,859
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

VIRCO MFG. CORPORATION

Date: April 23, 2014	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer), Director	April 23, 2014
Robert A. Virtue

/s/ Douglas A. Virtue	Executive Vice President, Director	April 23, 2014
Douglas A. Virtue

/s/ Robert E. Dose	Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 23, 2014
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 23, 2014
Bassey Yau

/s/ Donald S. Friesz	Director	April 23, 2014
Donald S. Friesz

/s/ Thomas J. Schulte	Director	April 23, 2014
Thomas J. Schulte

/s/ Mike DiGregorio	Director	April 23, 2014
Mike DiGregorio

/s/ Glen D. Parish	Director	April 23, 2014
Glen D. Parish

/s/ James R. Wilburn	Director	April 23, 2014
James R. Wilburn

William L. Beer	Director

Robert K. Montgomery	Director

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2014

Exhibit Number	Description
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

10.5
Lease dated February 1, 2006, between FHL Group, a California Corporation, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 3, 2006).

10.6
Stock Purchase Agreement dated June 6, 2006, between the Company and Wedbush, Inc. and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.7
Warrant Agreement dated June 6, 2006, between the Company and Wedbush, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2006).

10.8
Warrant Agreement dated June 6, 2006, between the Company and Wedbush Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2007).

10.9
Amended Stock Purchase Agreement dated August 29, 2006, between the Company and Steve Presley, Ed Gyenes, Nick Wilson, Scotty Bell, Patty Quinones, Eric Nordstrom, Larry Maddox, James Simms, Bassey Yau, Robert Virtue, Doug Virtue and Evan Gruber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 11, 2006).

10.10
Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

Exhibit Number	Description
10.11
Second Amended and Restated Credit Agreement, dated as of March 12, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.12
Revolving Line of Credit Note, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.13
Master Reaffirmation Agreement dated as of March 12, 2008, among Virco Mfg. Corporation, Virco Mgmt. Corporation, Virco Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.14
Amended and Restated Mortgage, dated as of March 12, 2008, by Virco Mfg. Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2008).

10.15
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of July 31, 2008, between Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.16
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10K filed with the Commission on April 16, 2009).

10.17
Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.18
Third Amendment to Lease Agreement, entered into as of December 20, 2013, by and between Starboard Distribution Center, LLC, a Delaware limited liability company, successor in interest to AMB Property, L.P., a Delaware limited Partnership and Virco Mfg. Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 20, 2013.

10.19
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 27, 2009, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2009).

10.20
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of April 28, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 7, 2011).

10.21
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of July 30, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 10, 2011).

10.22
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 29, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on December 9, 2011).

10.23
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of January 31, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10K filed with the Commission on April 15, 2011).

10.24
Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of May 31, 2011, by Virco Mfg. Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 9, 2011).

10.25
Separation Agreement and General Release of Claims between Virco Mfg. Corporation and Larry O. Wonder, dated May 24, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q filed with the Commission on June 9, 2011).

10.26	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

10.27
Separation Agreement between Virco Mfg. Corporation and Lori Swafford, dated September 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on December 15, 2011).

10.28
Revolving Credit and Security Agreement dated as of December 22, 2011 by and among Virco Mfg. Corporation and Virco Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 22, 2011).

10.29
First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.30
Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2012).

10.31
Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.32
Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2012).

10.33
Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).

10.34*
Sixth Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.35
Seventh Amendment to Revolving Credit and Security Agreement, dated as of April 15, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2014).

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