Form 10-Q
period 2014-04-30
VIRCO MFG CORPORATION
filed 2014-06-16
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014

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

Common Stock, $.01 par value — 14,718,414 shares as of June 6, 2014.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2014	1/31/2014	4/30/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,471	$1,051	$1,174
Trade accounts receivables, net	8,914	8,468	7,966
Other receivables	75	52	76
Income tax receivable	311	290	272
Inventories
Finished goods, net	13,175	7,237	10,365
Work in process, net	18,775	11,116	18,105
Raw materials and supplies, net	9,642	9,427	10,450
	41,592	27,780	38,920
Deferred tax assets, net	203	203	—
Prepaid expenses and other current assets	1,924	1,795	1,998
Total current assets	54,490	39,639	50,406
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	1,193	1,185	1,213
Buildings and building improvements	47,290	47,271	47,399
Machinery and equipment	113,948	115,667	117,766
Leasehold improvements	2,177	2,328	2,452
	166,279	168,122	170,501
Less accumulated depreciation and amortization	130,376	131,817	133,832
Net property, plant and equipment	35,903	36,305	36,669
Deferred tax assets, net	611	611	1,477
Other assets	6,851	6,789	6,784
Total assets	$97,855	$83,344	$95,336
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2014	1/31/2014	4/30/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$16,640	$12,355	$13,087
Accrued compensation and employee benefits	3,865	3,594	3,636
Current portion of long-term debt	14,586	2,248	12,932
Deferred tax liabilities	—	—	572
Other accrued liabilities	5,348	4,459	5,162
Total current liabilities	40,439	22,656	35,389
Non-current liabilities
Accrued self-insurance retention	2,539	2,025	3,122
Accrued pension expenses	23,538	23,951	26,074
Income tax payable	44	69	105
Long-term debt, less current portion	6,000	6,000	6,000
Other accrued liabilities	1,090	1,038	1,529
Total non-current liabilities	33,211	33,083	36,830
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,718,414 shares at 4/30/2014 and at 1/31/2014 and 14,550,371 shares at 04/30/2013	147	147	146
Additional paid-in capital	116,111	115,978	115,812
Accumulated deficit	(78,394)	(74,540)	(77,257)
Accumulated other comprehensive loss	(13,659)	(13,980)	(15,584)
Total stockholders’ equity	24,205	27,605	23,117
Total liabilities and stockholders’ equity	$97,855	$83,344	$95,336
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Operations
Unaudited (Note 1)

	Three months ended April 30,
	2014	2013
	(In thousands, except per share data)
Net sales	$23,530	$19,890
Costs of goods sold	15,353	13,481
Gross profit	8,177	6,409
Selling, general and administrative expenses	11,722	10,565
Interest expense, net	329	328
Income (loss) before income taxes	(3,874)	(4,484)
Income tax expense (benefit)	(19)	(37)
Net income (loss)	$(3,855)	$(4,447)

Net loss per common share (a):
Basic	$(0.26)	$(0.31)
Diluted	$(0.26)	$(0.31)
Weighted average shares outstanding:
Basic	14,718	14,441
Diluted	14,718	14,441
 _______________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended April 30,
	2014	2013
	(In thousands)
Net income (loss)	$(3,855)	$(4,447)
Other comprehensive income (loss) :
Pension adjustments, net of tax	321	402
Comprehensive income (loss)	$(3,534)	$(4,045)

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Three months ended April 30,
	2014	2013
	(In thousands)
Operating activities
Net income (loss)	$(3,855)	$(4,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,071	1,016
Provision for doubtful accounts	20	15
(Gain) loss on sale of property, plant and equipment	—	(5)
Deferred income taxes	—	(37)
Stock-based compensation	133	142
Pension settlement	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(438)	853
Other receivables	(23)	32
Inventories	(13,812)	(13,603)
Income taxes	(46)	(13)
Prepaid expenses and other assets	(191)	(275)
Accounts payable and accrued liabilities	5,890	2,553
Net cash provided by (used in) operating activities	(11,251)	(13,769)
Investing activities
Capital expenditures	(667)	(800)
Proceeds from sale of property, plant and equipment	—	11
Net investment in life insurance	—	—
Net cash provided by (used in) investing activities	(667)	(789)
Financing activities
Proceeds from long-term debt	20,586	18,932
Repayment of long-term debt	(8,248)	(4,053)
Common stock repurchased	—	—
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	12,338	14,879

Net increase (decrease) in cash	420	321
Cash at beginning of year	1,051	853
Cash at end of year	$1,471	$1,174
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2014
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The balance sheet at January 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Note 2. Correction of Immaterial Errors
Subsequent to the year ended January 31, 2014, the Company identified certain errors in the condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarters ended April 30, July 31 and October 31, 2013. The Company previously recorded its quarterly net periodic pension cost as an increase to accrued pension expenses, when a portion of the net periodic pension cost attributed to the recognized net actuarial loss or (gain) should have been recorded as a decrease in the Company’s accumulated other comprehensive loss. These errors have no impact on the amounts previously reported in the Company’s statements of operations or statements of cash flows. Further, these errors have no impact on its consolidated financial statements as of and for the year ended January 31, 2014.
Management has evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the corrections of these errors are immaterial to the condensed consolidated balance sheets, consolidated statements of comprehensive income (loss), and the financial statements as a whole. Accordingly, the Company has corrected the accompanying condensed consolidated balance sheet and consolidated statement of comprehensive income (loss) for the three months ended April 30, 2013, and it intends to revise its condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarters ended July 31 and October 31, 2013 through subsequent periodic filings. The effect of recording immaterial corrections in the condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarters ended April 30, July 31 and October 31, 2013 are as follows:

	For the Quarter Ended April 30, 2013		For the Quarter Ended July 31, 2013		For the Quarter Ended October 31, 2013
(in thousands)	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Accrued pension expenses	$26,476	$26,074	$26,567	$25,763	$26,398	$25,192
Total stockholder’s equity	22,715	23,117	28,901	29,705	33,181	34,387
Net income (loss)	(4,447)	(4,447)	6,210	6,210	3,408	3,408
Comprehensive income (loss)	(4,447)	(4,045)	6,210	6,612	4,208	4,610
Impact for period-to-date comprehensive income (loss)	(4,447)	(4,045)	1,763	2,567	5,971	7,177
Note 3. Seasonality
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

Note 4. New Accounting Standards

In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax carryforward exists. The Company adopted the guidance effective February 1, 2014, the beginning of the Company's 2014 fiscal year. The guidance did not have a material impact on the Company's financial statements.

In April 2014, the FASB issued accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance will be effective for fiscal years beginning on or after January 31, 2015 and interim periods within those annual periods with early adoption allowed. The Company does not expect the adoption to have a material impact on its financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 5. Inventories
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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	4/30/2014	1/31/2014	4/30/2013
	(in thousands)
Revolving credit line	20,586	8,248	18,932
Other	—	—	—
Total debt	20,586	8,248	18,932
Less current portion	14,586	2,248	12,932
Non-current portion	$6,000	$6,000	$6,000

On December 22, 2011 (the Closing Date), the Company and Virco Inc., a wholly owned subsidiary of the Company (Virco and, together with the Company, the Borrowers) entered into a Revolving Credit and Security Agreement (the Credit Agreement) with PNC Bank, National Association, as administrative agent and lender (PNC). On June 15, 2012, the Borrowers entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 from $6,000,000 to $9,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Borrowers entered into Amendment No. 2 (Amendment No. 2) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Borrowers entered into Amendment No. 3 (Amendment No. 3) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Borrowers entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Borrowers entered into Amendment No. 5 (Amendment No. 5) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012. On January 9, 2014, the Borrowers entered into Amendment No. 6 (Amendment No. 6) to the Credit Agreement, which, among other things, amended the definition of “Peak Season” and increased the peak season borrowing capacity. On April 15, 2014, the Borrowers entered into Amendment No. 7 (Amendment No. 7) to the Credit Agreement, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by 10,000,000 from $60,000,000 to $50,000,000, waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and a minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement.
The Credit Agreement, as amended, provides the Borrowers with a secured revolving line of credit (the Revolving Credit Facility) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from January 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%,, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.

The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of April 30, 2014 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $19,771,000 for the fiscal quarter ending April 30, 2014, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2015, and (3) a minimum EBITDA amount of $(4,938,000) for the three months ended April 30, 2014 and $5,512,000 for the twelve consecutive fiscal months ending January 31, 2015.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at April 30, 2014.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $9,871,000 was available for borrowing as of April 30, 2014.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6 and Amendment No. 7 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Management believes that the carrying value of debt approximated fair value at April 30, 2014 and 2013, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2014. The effective tax rate for the quarter ended April 30, 2014 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The years ended January 31, 2012, January 31, 2013 and January 31, 2014 remain open for examination by the IRS. The Company is not currently under IRS examination. The years ended January 31, 2010 through January 31, 2014 remain open for examination by state tax authorities. The Company is not currently under any state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of April 30, 2014, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 8. Net Income (Loss) per Share

	Three Months Ended
	4/30/2014	4/30/2013
	(In thousands, except per share data)
Net income (loss)	$(3,855)	$(4,447)
Average shares outstanding (a)	14,718	14,441
Net effect of dilutive stock options based on the treasury stock method using average market price	—	—
Totals	14,718	14,441

Net income (loss) per share - basic	$(0.26)	$(0.31)
Net income (loss) per share - diluted	$(0.26)	$(0.31)

(a)
Certain exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2014 and 2013, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2014 and 2013, was 266,000 and 203,000, respectively.

Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2011 Plan during the quarter ended April 30, 2014. As of April 30, 2014, there were approximately 349,320 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2013 and 0 award under the 2007 Plan during the quarter ended April 30, 2014. As of April 30, 2014, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
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
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at April 30, 2014 and 2013:

			Expense for 3 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	4/30/2014	4/30/2013	4/30/2014
2011 Stock Incentive Plan
12/3/2013	10,000	1 year	$6,000	$—	$7,000
12/3/2013	18,000	5 year	3,000	—	33,000
6/25/2013	71,430	1 year	37,000	—	13,000
6/19/2012	31,250	1 year	—	13,000	—
6/19/2012	520,000	5 year	40,000	42,000	483,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	—	30,000	—
6/16/2009	382,500	5 year	47,000	57,000	15,000
Totals for the period			$133,000	$142,000	$551,000
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
As part of the Board of Directors ongoing review of the Company’s corporate governance policies, the Board of Directors determined that the trend among companies is to terminate or not renew shareholders rights plan absent a specific risk to the stockholders interest. To that end, the Board of Directors has determined to terminate the Rights Agreement and the Rights following the 2014 Annual Meeting of the Company’s stockholders, subject to shareholders approval.

Note 10. Stockholders’ Equity
During the three months ended April 30, 2014, the Company did not repurchase any shares of its common stock. As of April 30, 2014, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors, subject to restriction under the Company's Credit Agreement with PNC. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

Note 11. Retirement Plans

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	4/30/2014	4/30/2013	4/30/2014	4/30/2013	4/30/2014	4/30/2013
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	315	322	88	83	4	4
Expected return on plan assets	(275)	(276)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	284	350	45	55	(8)	(3)
Benefit cost	$324	$396	$133	$138	$(4)	$1

Note 12. Warranty Accrual
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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2014 and 2013.

	Three Months Ended
	4/30/2014	4/30/2013
	(In thousands)
Beginning balance	$1,000	$1,000
Provision	135	141
Costs incurred	(135)	(141)
Ending balance	$1,000	$1,000

Note 13. Subsequent Events

We have evaluated subsequent events to assess the need for potential recognition or disclosure in this Quarterly Report on Form 10-Q. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that, no subsequent events occurred that required recognition or disclosure in the financial statements.
As part of the Board of Directors ongoing review of the Company’s corporate governance policies, the Board of Directors determined that the trend among companies is to terminate or not renew shareholders rights plan absent a specific risk to the stockholders interest. To that end, the Board of Directors has determined to terminate the Rights Agreement and the Rights following the 2014 Annual Meeting of the Company’s stockholders, subject to shareholders approval.

VIRCO MFG. CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended April 30, 2014, the Company incurred a pre-tax loss of $3,874,000 on net sales of $23,530,000 compared to a pre-tax loss of $4,484,000 on net sales of $19,890,000 in the same period last year.

Net sales for the three months ended April 30, 2014 increased by $3,640,000, an 18% increase, compared to the same period last year. This increase was the result of an increase in unit volume, offset by a slight reduction in selling prices. The Company began the quarter ended April 30, 2014 with a backlog that was approximately $3.8 million less than at the start of the first quarter last year. Incoming orders for the quarter increased by approximately 5.3% compared to the comparable quarter of the prior year. Unit volume continues to be adversely impacted by the funded status of public schools and reductions in bond funded new school construction completions. Backlog at April 30, 2014 decreased by approximately 19.6% compared to April 30, 2013.

As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2014 (“Form 10-K”), the Company implemented a variety of cost saving initiatives over the prior 2.5 years that have reduced the number of full time employees by approximately 33% going into the beginning of the first quarter of 2014. This reduced cost structure has enabled the Company to reduce operating losses during the seasonally slow first quarter. The reduction in headcount was concentrated in manufacturing, and included both direct labor and indirect positions. It is the intent of the Company to meet the seasonal demand for production and distribution through more aggressive use of temporary seasonal workers.

Order rates for the first quarter of 2014 were approximately 5.3% higher than the first quarter of the prior year. While this increase is welcome, the month by month trends continue to be volatile. Order rates for February and March of 2014 were significantly greater than in March and February of last year, with year-to-date orders for the first two months of 2014 reflecting a 40% increase as compared to the same period last year. Further, this increase compares positively to 2013 when orders for February and March decreased by approximately 44% compared to the comparable period in 2012. April 2014 orders, however, declined by 24.0% when compared to April 2013, resulting in net first quarter orders for 2014 only improving by 5.3%.

Gross margin as a percentage of sales increased to 34.8% for the three months ended April 30, 2014 compared to 32.2% in the same period last year. The improvement in gross margin was attributable to an improvement in factory efficiency, as production hours increased by approximately 12% while factory overhead spending was comparable to the prior year. The Company benefited from stable raw material costs during the same period.

Selling, general and administrative expenses for the three months ended April 30, 2014, increased by approximately $1.1 million compared to the same period last year, but decreased as a percentage of sales by 3.3%. The increase in selling, general and administrative expenses was in part attributable to increased variable distribution and selling expenses. The first quarter of 2014 also included legal expenses related to an intellectual property matter and the cost of a sales program that were not incurred in the prior year. The Company does not expect to incur additional expenses or costs related to these matters during the balance of the year.

In the first quarter of 2014 the Company did not record a significant income tax benefit. During the fourth quarter of 2011 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance, the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states. Interest expense was flat for the three months ended April 30, 2014 compared to the same period last year.
Liquidity and Capital Resources
Accounts receivable were higher at April 30, 2014 than at April 30, 2013 due to an increase in sales. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with nearly $2,500,000 more inventory than in the prior year. During the quarter, the Company increased inventory by approximately $13,812,000 compared to January 31, 2014. This increase was comparable to the increase in 2013. The increase in inventory during the first quarter of 2014 was financed through the Company's credit facility with PNC Bank, National Association ("PNC").

Borrowings under the Company's revolving line of credit with PNC at April 30, 2014, increased by approximately $1,654,000 compared to borrowings under the line of credit at April 30, 2013. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2014, which is less than the Company's anticipated depreciation expense. Capital spending for the three months ended April 30, 2014 was $667,000 compared to $800,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2014, was $11,251,000 compared to $13,769,000 for the same period last year. The decrease in cash used was primarily attributable to an increase in the growth of accounts payable and accrued liabilities.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months. Approximately $9,871,000 was available for borrowing as of April 30, 2014.

Off Balance Sheet Arrangements
During the three months ended April 30, 2014, there were no material changes in the Company's off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Company's Form 10-K for the fiscal year ended January 31, 2014.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2014.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $35,000 for three months ended April 30, 2014. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

As of April 30, 2014 , there were no other material changes to the financial market risks that affect the quantitative and qualitative disclosures presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended January 31, 2014.

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
Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors

In our Form 10-K for the year ended January 31, 2014, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities; Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2008, the Board of Directors approved a $3,000,000 share repurchase program. As of April 30, 2014, $1,053,000 remained available for repurchase under this program. The Company did not repurchase any shares of its stock during the first quarter of 2014. Pursuant to the Company's Credit Agreement with PNC Bank, National Association, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
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

VIRCO MFG. CORPORATION
Date: June 16, 2014	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance