Form 10-Q
period 2014-07-31
VIRCO MFG CORPORATION
filed 2014-09-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2014

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

Common Stock, $.01 par value — 14,852,640 shares as of September 5, 2014.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2014	1/31/2014	7/31/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,130	$1,051	$2,443
Trade accounts receivables, net	29,414	8,468	32,088
Other receivables	47	52	107
Income tax receivable	317	290	304
Inventories
Finished goods, net	20,145	7,237	14,137
Work in process, net	15,161	11,116	12,243
Raw materials and supplies, net	9,977	9,427	10,460
	45,283	27,780	36,840
Deferred tax assets, net	203	203	—
Prepaid expenses and other current assets	1,350	1,795	1,724
Total current assets	77,744	39,639	73,506
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	1,189	1,185	1,213
Buildings and building improvements	47,047	47,271	47,263
Machinery and equipment	113,152	115,667	116,335
Leasehold improvements	1,957	2,328	2,417
	165,016	168,122	168,899
Less accumulated depreciation and amortization	128,970	131,817	132,204
Net property, plant and equipment	36,046	36,305	36,695
Deferred tax assets, net	305	611	1,404
Other assets	6,990	6,789	6,722
Total assets	$121,085	$83,344	$118,327
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2014	1/31/2014	7/31/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$20,382	$12,355	$17,282
Accrued compensation and employee benefits	3,860	3,594	4,143
Current portion of long-term debt	27,545	2,248	22,668
Deferred tax liabilities	—	—	572
Other accrued liabilities	7,293	4,459	8,110
Total current liabilities	59,080	22,656	52,775
Non-current liabilities
Accrued self-insurance retention	2,020	2,025	2,614
Accrued pension expenses	23,132	23,951	25,763
Income tax payable	37	69	98
Long-term debt, less current portion	6,000	6,000	6,000
Other accrued liabilities	1,092	1,038	1,372
Total non-current liabilities	32,281	33,083	35,847
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,852,640 shares at 7/31/2014 ; and 14,718,414 at 1/31/2014 and 14,730,319 shares at 07/31/2013	148	147	147
Additional paid-in capital	116,105	115,978	115,817
Accumulated deficit	(73,191)	(74,540)	(71,077)
Accumulated other comprehensive loss	(13,338)	(13,980)	(15,182)
Total stockholders’ equity	29,724	27,605	29,705
Total liabilities and stockholders’ equity	$121,085	$83,344	$118,327
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	7/31/2014	7/31/2013
	(In thousands, except per share data)
Net sales	$53,192	$56,933
Costs of goods sold	32,346	35,347
Gross profit	20,846	21,586
Selling, general and administrative expenses	14,770	14,417
Restructuring expense	62	412
Interest expense, net	505	472
Income (loss) before income taxes	5,509	6,285
Income tax expense (benefit)	306	75
Net income (loss)	$5,203	$6,210

Net income (loss) per common share:
Basic	$0.35	$0.43
Diluted	$0.35	$0.42
Weighted average shares outstanding:
Basic	14,725	14,570
Diluted	14,874	14,647
 _______________
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Six Months Ended
	7/31/2014	7/31/2013
	(In thousands, except per share data)
Net sales	$76,722	$76,823
Costs of goods sold	47,699	48,828
Gross profit	29,023	27,995
Selling, general and administrative expenses	26,492	24,919
Restructuring expense	62	475
Interest expense, net	834	800
Income (loss) before income taxes	1,635	1,801
Income tax expense (benefit)	287	38
Net income (loss)	$1,348	$1,763

Net income (loss) per common share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Weighted average shares outstanding:
Basic	14,687	14,506
Diluted	14,839	14,591
 _______________
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended
	7/31/2014	7/31/2013
	(In thousands)
Net income (loss)	$5,203	$6,210
Other comprehensive income (loss) :
Pension adjustments, net of tax	321	402
Comprehensive income (loss)	$5,524	$6,612

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Six months ended
	7/31/2014	7/31/2013
	(In thousands)
Net income (loss)	$1,348	$1,763
Other comprehensive income (loss) :
Pension adjustments, net of tax	642	804
Comprehensive income (loss)	$1,990	$2,567

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Six months ended
	7/31/2014	7/31/2013
	(In thousands)
Operating activities
Net income (loss)	$1,348	$1,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,168	2,046
Provision for doubtful accounts	60	50
(Gain) loss on sale of property, plant and equipment	—	(13)
Deferred income taxes	275	—
Stock-based compensation	259	275
Pension settlement	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(20,978)	(23,304)
Other receivables	5	1
Inventories	(17,504)	(11,523)
Income taxes	(27)	(8)
Prepaid expenses and other assets	244	53
Accounts payable and accrued liabilities	10,966	9,593
Net cash provided by (used in) operating activities	(23,184)	(21,067)
Investing activities
Capital expenditures	(1,904)	(1,861)
Proceeds from sale of property, plant and equipment	—	19
Net investment in life insurance	—	—
Net cash provided by (used in) investing activities	(1,904)	(1,842)
Financing activities
Proceeds from long-term debt	33,545	28,851
Repayment of long-term debt	(8,248)	(4,236)
Common stock repurchased	(130)	(116)
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	25,167	24,499

Net increase (decrease) in cash	79	1,590
Cash at beginning of year	1,051	853
Cash at end of year	$1,130	$2,443
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2014
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The balance sheet at January 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Management has evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the corrections of these errors are immaterial to the condensed consolidated balance sheets, consolidated statements of comprehensive income (loss), and the financial statements as a whole. Accordingly, the Company has corrected the accompanying condensed consolidated balance sheet and consolidated statement of comprehensive income (loss) for the three and six months ended July 31, 2013, and it intends to revise its condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarters ended October 31, 2013 through subsequent periodic filings. The effect of recording immaterial corrections in the condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarters ended July 31 and October 31, 2013 are as follows:

	For the Quarter Ended July 31, 2013		For the Quarter Ended October 31, 2013
(in thousands)	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Accrued pension expenses	$26,567	$25,763	$26,398	$25,192
Total stockholder’s equity	28,901	29,705	33,181	34,387
Net income (loss)	6,210	6,210	3,408	3,408
Comprehensive income (loss)	6,210	6,612	4,208	4,610
Impact for period-to-date comprehensive income (loss)	1,763	2,567	5,971	7,177
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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	7/31/2014	1/31/2014	7/31/2013
	(in thousands)
Revolving credit line	$33,545	$8,248	$28,668
Other	—	—	—
Total debt	33,545	8,248	28,668
Less current portion	27,545	2,248	22,668
Non-current portion	$6,000	$6,000	$6,000

On December 22, 2011 (the Closing Date), the Company entered into a Revolving Credit and Security Agreement (the Credit Agreement) with PNC Bank, National Association, as administrative agent and lender (PNC). On June 15, 2012, the Company entered into Amendment No. 1 (Amendment No. 1) to the Credit Agreement which, among other things, increased the borrowing availability thereunder by $3,000,000 from $6,000,000 to $9,000,000 for the period from May 1 through July 14 of each year. On July 27, 2012, the Company entered into Amendment No. 2 (Amendment No. 2) to the Credit Agreement which, among other things, reduced the minimum EBITDA financial covenant contained therein for the five consecutive months ending June 2012 from $1,600,000 to $300,000. On September 12, 2012, the Company entered into Amendment No. 3 (Amendment No. 3) to the Credit Agreement which, among other things, modified the minimum EBITDA covenant for the balance of the fiscal year. On December 6, 2012, the Company entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement which, among other things, waived the violation of the minimum EBITDA and minimum tangible net worth covenants at October 31, 2012 and eliminated the minimum EBITDA covenant at November 30, 2012. On March 1, 2013, the Company entered into Amendment No. 5 (Amendment No. 5) to the Credit Agreement, which among other things modified the minimum tangible net worth covenant for the periods from January 31, 2013 to January 31, 2014, modified the minimum EBIDTA covenant for certain periods to January 31, 2014 and waived the violation of the minimum EBITDA covenant for the eleven consecutive fiscal month period ending December 31, 2012. On January 9, 2014, the Company entered into Amendment No. 6 (Amendment No. 6) to the Credit Agreement, which, among other things, amended the definition of “Peak Season” and increased the peak season borrowing capacity. On April 15, 2014, the Company entered into Amendment No. 7 (Amendment No. 7) to the Credit Agreement, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by 10,000,000 from $60,000,000 to $50,000,000, waived the violation of the minimum EBITDA covenant at January 31, 2014, waived the violation of the fixed charge coverage ratio covenant at January 31, 2014, included levels for the minimum tangible net worth financial covenant and a minimum EBITDA financial covenant for fiscal year 2014 and the minimum fixed charge coverage ratio until the maturity date of the Credit Agreement. On August 18, 2014, the Company entered into Amendment No. 8 (Amendment No. 8) to the Credit Agreement which, among other things, extended the draw period under the temporary equipment line.
The Credit Agreement, as amended, provides the Company with a secured revolving line of credit (the Revolving Credit Facility) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from January 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Company's personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Company without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
The Revolving Credit Facility bears interest, at the Company's option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.75%, in each case based on the EBITDA of the Company at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans.
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Company and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Company, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of July 31, 2014 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $26,350,000 for the fiscal quarter ending July 31, 2014, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2015, and (3) a minimum EBITDA amount of $4,420,000 for the six months ended July 31, 2014 and $5,512,000 for the twelve consecutive fiscal months ending January 31, 2015.

In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at July 31, 2014.
Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Company and certain defaults by the Company under other agreements that would materially adversely affect the Company, (iv) certain events of bankruptcy, insolvency or liquidation involving the Company, (v) judgments or judicial actions against the Company in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Company and (ix) the interruption of operations of any of the Company' manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions.
Pursuant to the Credit Agreement, substantially all of the Company' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Company breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Company may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Company expect to occur on an ongoing basis. There can be no assurance that the Company will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $18,360,000 was available for borrowing as of July 31, 2014.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6, Amendment No. 7 and Amendment No. 8 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Management believes that the carrying value of debt approximated fair value at July 31, 2014 and 2013, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2014. The effective tax rate for the quarter ended July 31, 2014 was impacted by the valuation allowance and a discrete item associated with uncertain tax positions.
The Company is currently under IRS examination for the year ended January 31, 2013. The years ended January 31, 2012 and January 31, 2014 remain open for examination by the IRS. The years ended January 31, 2010 through January 31, 2014 remain open for examination by state tax authorities. The Company is not currently under any state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of July 31, 2014, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 8. Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2014	7/31/2013	7/31/2014	7/31/2013
	(In thousands, except per share data)
Net income (loss)	$5,203	$6,210	$1,348	$1,763
Average shares outstanding	14,725	14,570	14,687	14,506
Net effect of dilutive stock options based on the treasury stock method using average market price	149	77	152	85
Totals	14,874	14,647	14,839	14,591

Net income (loss) per share - basic	$0.35	$0.43	$0.09	$0.12
Net income (loss) per share - diluted	$0.35	$0.42	$0.09	$0.12

Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 518,626 awards under the 2011 Plan during the quarter ended July 31, 2014. As of July 31, 2014, there were approximately 830,694 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2013 and 0 awards under the 2007 Plan during the quarter ended July 31, 2014. As of July 31, 2014, there were approximately 13,075 shares available for future issuance under the 2007 Plan.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at July 31, 2014 and 2013:

			Expense for 3 months ended		Expense for 6 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	7/31/2014	7/31/2013	7/31/2014	7/31/2013	7/31/2014
2011 Stock Incentive Plan
6/24/2014	28,626	1 year	$13,000	$—	$13,000	$—	$62,000
6/24/2014	490,000	5 year	43,000	—	43,000	—	1,237,000
12/3/2013	10,000	1 year	6,000	—	12,000	—	—
6/25/2013	71,430	1 year	13,000	30,000	50,000	30,000	—
6/19/2012	31,250	1 year	—	4,000	—	17,000	—
6/19/2012	520,000	5 year	39,000	40,000	79,000	82,000	444,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	—	11,000	—	41,000	—
6/16/2009	382,500	5 year	15,000	49,000	62,000	105,000	—
Totals for the period			$129,000	$134,000	$259,000	$275,000	$1,743,000
Stockholders’ Rights

On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the "Rights") for each outstanding share of the Company's common Stock. The Rights were terminated on July 28, 2014 prior to becoming exercisable.

Note 10. Stockholders’ Equity
During the three months ended July 31, 2014, the Company did not repurchase any shares of its common stock. As of July 31, 2014, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors, subject to restriction under the Company's Credit Agreement with PNC. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months ended July 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2014	7/31/2013	7/31/2014	7/31/2013	7/31/2014	7/31/2013
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	315	322	88	83	4	4
Expected return on plan assets	(275)	(276)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	284	350	45	55	(8)	(3)
Benefit cost	$324	$396	$133	$138	$(4)	$1

	Six months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2014	7/31/2013	7/31/2014	7/31/2013	7/31/2014	7/31/2013
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	630	644	176	166	8	8
Expected return on plan assets	(550)	(552)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	568	700	90	110	(16)	(6)
Benefit cost	$648	$792	$266	$276	$(8)	$2

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
The following is a summary of the Company’s warranty-claim activity for the three months and six months ended July 31, 2014 and 2013.

	Three Months Ended		Six Months Ended
	7/31/2014	7/31/2013	7/31/2014	7/31/2013
	(In thousands)
Beginning balance	$1,000	$1,000	$1,000	$1,000
Provision	83	75	218	216
Costs incurred	(83)	(75)	(218)	(216)
Ending balance	$1,000	$1,000	$1,000	$1,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's order rates and results of operations for the first six months of 2014 continue to be affected by economic conditions and the related impact on tax receipts and budgeted expenditures for public schools. Orders from bond funded projects continue to decline, but business from other sources of funding increased. After many years of decline, tax proceeds and related operating budgets for schools are beginning to stabilize, even increase in some cases, and new funding from programs such as STEM (Science, Technology, Engineering, and Math) are contributing to order rates. For the first six months project orders, which are typically new school construction or major renovations usually financed by bonds declined by nearly 20%. This decline was offset by orders from operating budgets and other grant programs. Order rates for the six months ended July 31, 2014 are 5.5% higher than the corresponding period last year, and show volatility on a month-to-month basis. Order rates for the three month period ended July 31, 2014 were 5.6% greater than the corresponding period last year.

As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2014 (“Form 10-K”), the Company implemented a variety of cost saving initiatives over the prior 2.5 years that have reduced the number of full time employees by approximately 33% going into the beginning of the first quarter of 2014. This reduced cost structure has enabled the Company to reduce operating losses during the seasonally slow first and fourth quarters. The reduction in headcount was concentrated in manufacturing, and included both direct labor and indirect positions. It is the intent of the Company to meet the seasonal demand for production and distribution through more aggressive use of temporary seasonal workers. As a result of operating losses incurred during 2010 and 2011, the Company has established a substantial valuation allowance for deferred tax assets. For this reason, the discussion below will focus on pre-tax operating results.

For the three months ended July 31, 2014, the Company earned a pre-tax profit of $5,509,000 on net sales of $53,192,000 compared to a pre-tax profit of $6,285,000 on net sales of $56,933,000 in the same period last year. Net sales for the three months ended July 31, 2014 decreased by $3,741,000, a 6.6% decrease, compared to the same period last year. This decrease was the result of a reduction in unit volume partially offset by a slight increase in selling prices.

Unit volume during the second quarter declined largely as a result increased seasonality in our business. Order rates increased in the second quarter, and although shipments declined, backlog at July 31, 2014 increased compared to the prior year. Substantially all of the increased backlog at July 31, 2014 was shipped in August.

Gross margin as a percentage of sales increased to 39.2% for the three months ended July 31, 2014 compared to 37.9% in the same period last year. Gross margin was favorably affected primarily by an increase in overhead absorption as a result of a 13% increase in production hours and a slight increase in selling prices. Commodity costs were stable compared to the prior year.

Selling, general and administrative expenses for the three months ended July 31, 2014, increased by $353,000 compared to the same period last year , and increased as a percentage of sales by nearly 2.5%. The increase in selling, general and administrative expenses as a percentage of sales was attributable to increased freight and service expenses, increased selling and marketing initiatives, and what the Company believes will be non- recurring legal costs.

For the six months ended July 31, 2014, the Company earned a pre-tax profit of $1,635,000 on net sales of $76,722,000 compared to a pre-tax profit of $1,801,000 on net sales of $76,823,000 in the same period last year. Net sales for the six months ended July 31, 2014 decreased by $101,000 compared to the same period last year. This decrease was the result of a slight increase in unit volume offset by a slight decrease in selling prices.

Gross margin as a percentage of sales improved to 37.8% for the six months ended July 31, 2014 compared to 36.4% in the same period last year. The improvement in gross margin was attributable to improved overhead absorption related to a 12% increase in production hours, factory spending that did not increase at the same rate as production hours, and stable commodity costs.

Selling, general and administrative expenses for the six months ended July 31, 2014, increased by approximately $1,573,000 compared to the same period last year , and increased as a percentage of sales by 2.1%. The increase in selling, general and administrative expenses was attributable to increased freight and service expenses, increased selling and marketing initiatives, and what the Company believes will be non- recurring legal costs.

In the first six months of 2014 the Company did not record significant income tax expense / (benefit). During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. The effective income tax rate for the quarter ended July 31, 2014 was impacted by the valuation allowance, alternative minimum taxes, franchise taxes required by various states and a discrete item associated with uncertain tax positions.

Liquidity and Capital Resources

Interest expense increased by approximately $34,000 for the six months ended July 31, 2014, compared to the same period last year. The increase was primarily due to increased borrowing costs related to the Company's line of credit with PNC Bank National Association (“PNC Bank”).

Net accounts receivable was $2,674,000 lower at July 31, 2014 than at July 31, 2013 due to decreased sales. Accounts receivable was $20,946,000 greater at July 31, 2014 than at January 31, 2014 due to the seasonal business cycle. As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. For the first six months, the Company increased inventory by approximately $17,503,000 compared to January 31, 2014. This increase was $5,980,000 more than the $11,523,000 increase in the comparable period in 2013. At the end of the second quarter inventory was approximately $8,443,000 more compared to July 31, 2013. Inventory increased more than prior year to accommodate the earlier opening of schools in August and increased backlog at July 31, 2014 compared to the prior year. The increase in accounts receivable and inventory at July 31, 2014 compared to the January 31, 2014, was financed through the Company's credit facility with PNC Bank.

Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2014 increased by approximately $4,877,000 compared to the borrowings at July 31, 2013. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2014, which is less than the Company's anticipated depreciation expense. Capital spending for the six months ended July 31, 2014 was $1,904,000 compared to $1,861,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

Net cash used in operating activities for the six months ended July 31, 2014, was $23,184,000 compared to $21,067,000 for the same period last year. The increase in cash used was primarily attributable to an increase in cash used for inventory, a decrease in cash used for receivables, and an increase in accounts payable and accrued liabilities.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended July 31, 2014.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit 3.2 - Amended and Restated Bylaws of the Company dated May 7, 2014.
Exhibit 10.1 - Eighth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: September 11, 2014	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance