Form 10-Q
period 2014-10-31
VIRCO MFG CORPORATION
filed 2014-12-10
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014

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

Common Stock, $.01 par value — 14,852,640 shares as of December 5, 2014.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2014	1/31/2014	10/31/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,216	$1,051	$1,141
Trade accounts receivables, net	14,776	8,468	17,542
Other receivables	55	52	188
Income tax receivable	299	290	277
Inventories
Finished goods, net	6,732	7,237	5,896
Work in process, net	11,676	11,116	9,990
Raw materials and supplies, net	10,018	9,427	8,589
	28,426	27,780	24,475
Deferred tax assets, net	203	203	—
Prepaid expenses and other current assets	1,308	1,795	1,975
Total current assets	46,283	39,639	45,598
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	851	1,185	1,185
Buildings and building improvements	47,047	47,271	47,261
Machinery and equipment	112,228	115,667	114,788
Leasehold improvements	1,894	2,328	2,328
	163,691	168,122	167,233
Less accumulated depreciation and amortization	128,095	131,817	130,723
Net property, plant and equipment	35,596	36,305	36,510
Deferred tax assets, net	545	611	1,439
Other assets	6,969	6,789	6,659
Total assets	$89,393	$83,344	$90,206
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2014	1/31/2014	10/31/2013
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$12,248	$12,355	$12,771
Accrued compensation and employee benefits	4,012	3,594	3,744
Current portion of long-term debt	2,018	2,248	3,777
Deferred tax liabilities	—	—	572
Other accrued liabilities	4,885	4,459	5,883
Total current liabilities	23,163	22,656	26,747
Non-current liabilities
Accrued self-insurance retention	2,083	2,025	2,565
Accrued pension expenses	22,063	23,951	25,192
Income tax payable	39	69	100
Long-term debt, less current portion	6,153	6,000	—
Other accrued liabilities	1,095	1,038	1,215
Total non-current liabilities	31,433	33,083	29,072
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,852,640 shares at 10/31/2014 ; and 14,718,414 at 1/31/2014 and 14,730,319 shares at 10/31/2013	148	147	147
Additional paid-in capital	116,226	115,978	115,817
Accumulated deficit	(68,560)	(74,540)	(67,597)
Accumulated other comprehensive loss	(13,017)	(13,980)	(13,980)
Total stockholders’ equity	34,797	27,605	34,387
Total liabilities and stockholders’ equity	$89,393	$83,344	$90,206
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	10/31/2014	10/31/2013
	(In thousands, except per share data)
Net sales	$62,652	$59,454
Costs of goods sold	41,601	38,293
Gross profit	21,051	21,161
Selling, general and administrative expenses	16,258	16,653
Restructuring expense	—	791
Interest expense, net	393	323
Income (loss) before income taxes	4,400	3,394
Income tax expense (benefit)	(232)	(14)
Net income (loss)	$4,632	$3,408

Net income (loss) per common share:
Basic	$0.31	$0.23
Diluted	$0.31	$0.23
Weighted average shares outstanding:
Basic	14,824	14,647
Diluted	15,054	14,790
 _______________
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Nine Months Ended
	10/31/2014	10/31/2013
	(In thousands, except per share data)
Net sales	$139,374	$136,277
Costs of goods sold	89,300	87,121
Gross profit	50,074	49,156
Selling, general and administrative expenses	42,750	41,572
Restructuring expense	62	1,266
Interest expense, net	1,227	1,123
Income (loss) before income taxes	6,035	5,195
Income tax expense (benefit)	55	24
Net income (loss)	$5,980	$5,171

Net income (loss) per common share:
Basic	$0.41	$0.35
Diluted	$0.40	$0.35
Weighted average shares outstanding:
Basic	14,747	14,582
Diluted	14,934	14,712
 _______________
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended
	10/31/2014	10/31/2013
	(In thousands)
Net income (loss)	$4,632	$3,408
Other comprehensive income (loss) :
Pension adjustments, net of tax	321	1,202
Comprehensive income (loss)	$4,953	$4,610

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Nine months ended
	10/31/2014	10/31/2013
	(In thousands)
Net income (loss)	$5,980	$5,171
Other comprehensive income (loss) :
Pension adjustments, net of tax	963	2,006
Comprehensive income (loss)	$6,943	$7,177

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Nine months ended
	10/31/2014	10/31/2013
	(In thousands)
Operating activities
Net income (loss)	$5,980	$5,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,300	3,112
Provision for doubtful accounts	115	42
(Gain) loss on sale of property, plant and equipment	(2)	(12)
Deferred income taxes	36	45
Stock-based compensation	380	404
Pension settlement	—	800
Amortization of net actuarial (gain) loss for pension plans, net of tax	963	1,206
Changes in operating assets and liabilities:
Trade accounts receivable	(6,423)	(8,748)
Other receivables	(3)	(80)
Inventories	(646)	841
Income taxes	(9)	(60)
Prepaid expenses and other assets	307	(134)
Accounts payable and accrued liabilities	(1,044)	855
Net cash provided by (used in) operating activities	2,954	3,442
Investing activities
Capital expenditures	(2,584)	(2,740)
Proceeds from sale of property, plant and equipment	2	19
Net investment in life insurance	—	—
Net cash provided by (used in) investing activities	(2,582)	(2,721)
Financing activities
Proceeds from long-term debt	33,750	28,851
Repayment of long-term debt	(33,827)	(29,127)
Common stock repurchased	(130)	(157)
Cash dividend paid	—	—
Net cash provided by (used in) financing activities	(207)	(433)

Net increase (decrease) in cash	165	288
Cash at beginning of year	1,051	853
Cash at end of year	$1,216	$1,141
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2014
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2015. The balance sheet at January 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (“Form 10-K”). Certain reclassifications have been made to the prior year cash flow statement to conform to the current year presentation. Reclassifications did not have a material impact to the cash flow statement. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Management has evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the corrections of these errors are immaterial to the condensed consolidated balance sheets, consolidated statements of comprehensive income (loss), and the financial statements as a whole. Accordingly, the Company has corrected the accompanying condensed consolidated balance sheet and consolidated statement of comprehensive income (loss) for the three and nine months ended October 31, 2013. The effect of recording immaterial corrections in the condensed consolidated balance sheets and consolidated statements of comprehensive income (loss) for the quarter ended October 31, 2013 is as follows:

	For the Quarter Ended October 31, 2013
(in thousands)	As Previously Reported	As Corrected
Accrued pension expenses	$26,398	$25,192
Total stockholder’s equity	33,181	34,387
Net income (loss)	3,408	3,408
Comprehensive income (loss)	4,208	4,610
Impact for period-to-date comprehensive income (loss)	5,971	7,177
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. We are currently evaluating this new standard and expect it to have no impact on our financial position and results of operations.

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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	10/31/2014	1/31/2014	10/31/2013
	(in thousands)
Revolving credit line	$7,967	$8,248	$3,777
Other	204	—	—
Total debt	8,171	8,248	3,777
Less current portion	2,018	2,248	3,777
Non-current portion	$6,153	$6,000	$—

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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the

Company and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Company, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of October 31, 2014 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $30,579,000 for the fiscal quarter ending October 31, 2014, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2015, and (3) a minimum EBITDA amount of $9,818,000 for the nine months ended October 31, 2014 and $5,512,000 for the twelve consecutive fiscal months ending January 31, 2015.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its covenants at October 31, 2014.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $6,285,000 was available for borrowing as of October 31, 2014.
The descriptions set forth herein of the Credit Agreement, Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6, Amendment No. 7 and Amendment No. 8 are qualified in their entirety by the terms of such agreements, each of which has been filed with the Securities and Exchange Commission.
Management believes that the carrying value of debt approximated fair value at October 31, 2014 and 2013, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at October 31, 2014.
Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended October 31, 2014 the Company used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The effective tax rate for the quarter ended October 31, 2014 was impacted by the change in valuation allowance and a discrete item associated with uncertain tax positions.
The Company is currently under IRS examination for the year ended January 31, 2013. The years ended January 31, 2012 and January 31, 2014 remain open for examination by the IRS. The years ended January 31, 2010 through January 31, 2014 remain open for examination by state tax authorities. The Company is not currently under any state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of October 31, 2014, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 8. Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	10/31/2014	10/31/2013	10/31/2014	10/31/2013
	(In thousands, except per share data)
Net income (loss)	$4,632	$3,408	$5,980	$5,171
Average shares outstanding	14,824	14,647	14,747	14,582
Net effect of dilutive stock options based on the treasury stock method using average market price	230	143	187	130
Totals	15,054	14,790	14,934	14,712

Net income (loss) per share - basic	$0.31	$0.23	$0.41	$0.35
Net income (loss) per share - diluted	$0.31	$0.23	$0.40	$0.35

Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2011 Plan during the quarter ended October 31, 2014. As of October 31, 2014, there were approximately 830,694 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2013 and 0 awards under the 2007 Plan during the quarter ended October 31, 2014. As of October 31, 2014, there were approximately 13,075 shares available for future issuance under the 2007 Plan.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at October 31, 2014 and 2013:

			Expense for 3 months ended		Expense for 9 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	10/31/2014	10/31/2013	10/31/2014	10/31/2013	10/31/2014
2011 Stock Incentive Plan
6/24/2014	28,626	1 year	$18,000	$—	$31,000	$—	$44,000
6/24/2014	490,000	5 year	64,000	—	107,000	—	1,172,000
12/3/2013	10,000	1 year	—	—	12,000	—	—
6/25/2013	71,430	1 year	—	44,000	50,000	74,000	—
6/19/2012	31,250	1 year	—	—	—	17,000	—
6/19/2012	520,000	5 year	39,000	39,000	118,000	121,000	405,000
2007 Stock Incentive Plan
6/19/2012	78,125	1 year	—	—	—	41,000	—
6/16/2009	382,500	5 year	—	46,000	62,000	151,000	—
Totals for the period			$121,000	$129,000	$380,000	$404,000	$1,621,000
Stockholders’ Rights

On October 15, 1996, the Board of Directors declared a dividend of one preferred stock purchase right (the "Rights") for each outstanding share of the Company's common Stock. The Rights were terminated on July 28, 2014 prior to becoming exercisable.

Note 10. Stockholders’ Equity
During the three months ended October 31, 2014, the Company did not repurchase any shares of its common stock. As of October 31, 2014, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors, subject to restriction under the Company's Credit Agreement with PNC. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.

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

The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months ended October 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2014	10/31/2013	10/31/2014	10/31/2013	10/31/2014	10/31/2013
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	315	322	88	83	4	4
Expected return on plan assets	(275)	(276)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Pension settlement	—	800	—	—	—	—
Recognized net actuarial (gain) loss	284	350	45	55	(8)	(3)
Benefit cost	$324	$1,196	$133	$138	$(4)	$1

	Nine months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2014	10/31/2013	10/31/2014	10/31/2013	10/31/2014	10/31/2013
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	945	966	264	249	12	12
Expected return on plan assets	(825)	(828)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Pension settlement	—	800	—	—	—	—
Recognized net actuarial (gain) loss	852	1,050	135	165	(24)	(9)
Benefit cost	$972	$1,988	$399	$414	$(12)	$3

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
The following is a summary of the Company’s warranty-claim activity for the three months and nine months ended October 31, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	10/31/2014	10/31/2013	10/31/2014	10/31/2013
	(In thousands)
Beginning balance	$1,000	$1,000	$1,000	$1,000
Provision	134	17	352	233
Costs incurred	(134)	(117)	(352)	(333)
Ending balance	$1,000	$900	$1,000	$900

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s order rates and results of operations for the three and nine month periods ended October 31, 2014 are finally beginning to show a resurgence from the deep recessionary environment which began in 2008 and continued through 2013. For most states, tax revenues have recovered to levels enjoyed prior to the 2008 recession and the Company’s order rates are beginning to reflect this improvement. Bond funded new school construction and major renovations continue to remain at levels well below levels experienced prior to the recession.

The recent season marked a shift in the timing of both orders and deliveries in the Company's primary market. Orders, which normally peak in June, peaked in July 2014. This shifted more deliveries into the third quarter, which began August 1, 2014, compared to the prior year. This resulted in some revenues being shifted from the second quarter to the third. Therefore, quarterly comparisons from prior year may not present an accurate picture. However, since approximately 50% of the Company's revenues are generated between June and August, the nine months ended October 31, 2014 will be comparable to the prior years. Order rates for the three months ended October 31, 2014 increased by more than 13% compared to the same period last year. Because the third quarter is a relatively slow period for orders compared to our seasonally higher first and second quarters, and because order rates for six months ended July 31, 2014 were 5.5% greater compared to the same period last year, order rates for the first nine months of 2014 increased by 7.4% compared to the same period last year. This 7.4% improvement represents more than $9 million. About $3 million compensates for a reduced backlog at the beginning of the fiscal year, about $3 million of increased revenue for the first nine months, and about $3.5 million of increased backlog going into the fourth quarter. We are cautiously hopeful that the increase in third quarter order activity reflects a strengthening in our core market.

As discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 (the “Form 10-K") and in prior periodic reports, the Company executed a restructuring plan consisting of a voluntary early retirement plan in the third quarter of 2011, followed by more modest reductions in the fourth quarter of 2012 and second quarter of 2013. Headcount of full time employees has declined from 1,045 at February 1, 2011 to 695 at October 31, 2013. In the third quarter of 2013, the Company incurred an approximately $791,000 pension settlement charge. The charge was required due to the amount of lump sum pension benefit payments disbursed in 2013. As part of the restructuring the Company adopted a strategy of more aggressive utilization of temporary labor during the seasonally busy summer months supported by a smaller permanent workforce.

For the three months ended October 31, 2014, the Company earned a pre-tax profit of $4,400,000 on net sales of $62,652,000 compared to a pre-tax profit of $3,394,000 on net sales of $59,454,000 in the same period last year. The change in pre-tax profit is due to the increase in net sales and the related increase in gross margin combined with a slight decrease in variable selling, general and administrative expenses. As explained above, the prior year included a pension settlement charge of approximately $791,000.

Net sales for the three months ended October 31, 2014 increased to $62,652,000, an increase of $3,198,000, or 5.4%, compared to $59,454,000 during the same period last year. The increase was the result of unit volume increases, offset slightly by a reduction in net selling prices. Backlog at October 31, 2014 increased by $3.5 million compared to the prior year.

Gross margin as a percentage of sales was 33.6% for the three months ended October 31, 2014 compared to 35.6% in the same period last year. The reduction in gross margin as a percentage of sales was primarily attributable to a current year reduction in third quarter production levels. In order to facilitate timely delivery of product during the summer, production rates for the first six months increased by 13%. In effort to control inventory levels going into the fourth quarter of the current year, third quarter production rates declined by approximately 19%. Production rates for the nine months ended October 31, 2014 have increased by nearly 3%. Raw material costs were stable for the period.

Selling, general and administrative expenses for the three months ended October 31, 2014, decreased by approximately $395,000 compared to the same period last year. The decrease in selling, general and administrative expenses was attributable to overall reductions in selling and administrative expenses. Interest expense increased due to increased levels of borrowing.

For the nine months ended October 31, 2014, the Company earned a pre-tax profit of $6,035,000 compared to a pre-tax profit of $5,195,000 in the same period last year. The increase in profit is due to an increase in net sales offset by a slight increase in selling, general, and administrative expenses. Additionally, the nine months ended October 31, 2013 reflected restructuring charges of $1,266,000, including the $791,000 pension settlement charge compared to $62,000 during the same period this year.

Net sales for the nine months ended October 31, 2014 were $139,374,000, an increase of $3,097,000 or 2.3% increase, compared to $136,277,000 in the same period last year. This increase was the result of an increase in unit volume, partially offset by a reduction in selling prices.

Gross margin as a percentage of sales declined to 35.9% for the nine months ended October 31, 2014 compared to 36.1% in the same period last year. The decline in gross margin % was attributable to a slight decrease in selling prices. Factory production rates for the nine months ended October 31, 2014 increased by nearly 3% compared to the prior year primarily due to the increase in order rates.

Selling, general and administrative expenses for the nine months ended October 31, 2014 increased by approximately $1,178,000 compared to the same period last year. This increase was the result of sales initiatives; increased legal expenses incurred in the first six months of fiscal 2014, and increased service costs.

During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance the effective income tax expense / (benefit)  is expected to be relatively low for fiscal 2014. Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended October 31, 2014 the Company used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The effective tax rate for the quarter ended October 31, 2014 was impacted by the change in valuation allowance and a discrete item associated with uncertain tax positions.

Liquidity and Capital Resources

Interest expense increased for the nine months ended October 31, 2014 compared to the same period last year. This is primarily due to higher average levels of borrowing under the Company's credit facility with PNC Bank to fund increased inventory levels. Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2014 increased by $4,190,000 compared to October 31, 2013 primarily due to increased levels of inventory.
Accounts receivable was lower at October 31, 2014 than at October 31, 2013, due to the timing of third quarter shipments. A larger portion of the current year third quarter revenue was shipped in August, which allowed the receivables to be collected prior to October 31, 2014. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. At the end of the third quarter, inventory increased by approximately $646,000 compared to January 31, 2014 and by $3,951,000 compared to October 31, 2013 to support an increased backlog of orders at October 31, 2014. The seasonal fluctuation in inventory levels (including the typically large buildup in inventory during the first and second quarters) was financed through the Company's credit facility with PNC Bank.
For 2014 the Company adopted a goal of limiting capital spending to less than $3,000,000 for fiscal year 2014, which is less the Company's anticipated depreciation expense. Capital spending for the nine months ended October 31, 2014 was $2,584,000 compared to $2,740,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and cash flow.
Net cash provided by operating activities for the nine months ended October 31, 2014, was $2,954,000 compared to $3,442,000 for the same period last year. The Company has historically relied upon its cash flows from operations and unused borrowing capacity with PNC Bank (which was $6,285,000) as of October 31, 2014 to fund the Company's debt service requirements, capital expenditures and working capital needs.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates

The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended October 31, 2014.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2014, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1 — Second Amended and Restated Bylaws.
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

VIRCO MFG. CORPORATION
Date: December 10, 2014	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance