Form 10-K
period 2015-01-31
VIRCO MFG CORPORATION
filed 2015-04-24
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2015.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2014, was $36 million (based upon the closing price of the registrant’s common stock on such day, as reported by the NASDAQ).
As of April 1, 2015, there were 14,852,640 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

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
Throughout this report, our fiscal years ended January 31, 2011, January 31, 2012, January 31, 2013, January 31, 2014 and January 31, 2015 are referred to as years 2010, 2011, 2012, 2013 and 2014, respectively.
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA ® , ZUMAfrd™, Ph.D. ® , I.Q. ® , Virtuoso ® , Classic Series™, Martest 21 ® , Lunada ® , Plateau ® , Core-a-Gator ® , Future Access ® , Sigma ® , Metaphor ® , Telos ® , TEXT ® , Parameter ® , Sage™, Analogy™ and Civitas™. Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 65-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Though Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, over the years, Virco has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; the recently introduced Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the Ph.D. Executive seating line; and the wide-ranging Plateau Series.
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
To meet the furniture and equipment needs of our customers, Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters,

West Coast showroom, and our West Coast distribution operations. To complement our Torrance-based operations, Virco owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954, and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored.
Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We've worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. Over the past three years, Virco has launched a substantial number of new products, including the following products.
In 2012, to complement the Civitas chair and stool collection, Virco introduced an assortment of Civitas cafe table tops and tulip-shaped table bases. Tops are available in a variety of round, square and “squircle” shaped sizes and can be ordered with three different eye-catching edge profiles, while bases come in three heights to coordinate with the Civitas line's 18”, 25” and 30” seat-height chair and stools. Other 2012 product releases included: a new collection of Sage rocking chairs; 53 Series wardrobe tower cabinets; new Parameter® file credenzas and additional Parameter mobile pedestals; a selection of 24” wide TEXT® seminar tables; Metaphor® sled-based chair/desk combo units; a wheelchair-accessible version of the ZUMA cantilevered single-student desk; CT Series tables with a hand crank mechanism for top height adjustment; new oval mobile tables with attached benches or stools; and several mobile cabinet models with a magnetic marker back.
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
In 2014, not only did Virco expand on successful product lines such as TEXT and Sage Contract, but also introduced new seating, desks, and tables. N2™ is the newest, comprehensive seating line geared toward the budget-conscious customers, and includes everything from stack and task chairs to combo units and lab stools. In an effort to broaden Virco’s reach into STEM™ (Science, Technology, Engineering and Mathematics) based learning solutions, the Tetra Series was developed as a complete line of tables and desks that are suitable for environments ranging from computer labs to seminar training rooms. To round out Virco’s extensive offering of collaborative desks, the Molecule™ is a unique shaped student desk that can be grouped with other Molecules in multiple configurations, or customized with numerous accessories and used as a stand-alone, single student desk.
Virco's flat metal forming and other production capabilities are further enhanced when combined with our Assemble-to-Ship (“ATS”) strategy, which allows for the manufacture and storage of common components during the portion of the year when demand for our product is lower which is then assembled to customer-specific combinations prior to shipment. The combination of flat metal forming and ATS enables Virco to offer various products - including an array of desks at different price points - that provide a variety of furniture solutions for customer applications in a wide range of environments.
As of January 31, 2015, the Company's employment force was approximately 685, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and delivery of furniture, fixtures and equipment (“FF&E”).

In recent years, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all FF&E needs in our educational market.
The expansion of the Company's product line combined with the expansion of its services over the years has provided Virco with the ability to serve various markets including the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges; four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, traditional, internet and catalog retailers that serve these same markets.
Virco serves its customers through a well-trained, nationwide sales and support team. Virco's educational product line is marketed through an extensive direct sales force, as well as through a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes that it is more efficient to have a single sales representative or group service such customers, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery, delivery, and repair.
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
During the last decade, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery and installation.
Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2013 and 2014, approximately 50% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
Virco's principal manufactured products include:

SEATING - The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company's history. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. The ZUMAfrd™ collection features Fortified Recycled Wood™ hard plastic seats, backrests and work surfaces. ZUMAfrd products have up to 70% recycled content and are 98% recyclable. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies - and the Telos® Series, a wide-ranging product line with ergonomically contoured Fortified Recycled Wood components. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco further expanded the Sage Contract line in 2014 with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Civitas frames offer several chair bucket styles and options including Zuma, Sage, Analogy, and molded plywood. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to easily-adjustable Ph.D.® task chairs and contoured I.Q.® Series classroom chairs by Richard Holbrook; comfortable, attractive Virtuoso® chairs by Charles Perry; and new Analogy™ Series chairs by Peter Glass and Bob Mills. The N2 Series was designed by Virco and introduced in 2014 as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
TABLES - Virco’s TEXT® table collection for learning environments - designed by Peter Glass and Bob Mills- features heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. The 2014 introduction of the TEXT Tilt-Top Height Adjustable Table further expanded Virco’s reach into the seminar, training room, and higher education markets by enhancing the functionality and flexibility of the table while strengthening the Virco and TEXT brands. The all new Tetra™ Series is a versatile collection of tables and student desks suitable for various environments. From classrooms to open-office spaces, the Tetra is simple enough to serve as an everyday workstation but can be customized to suit the needs of a fast paced computer lab or seminar training room. Lunada® tables, combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, make great choices for seminar, conference and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco cafe tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Civitas tops and bases provide excellent furniture solutions for casual spaces where people gather. Virco also carries traditional folding tables, CT Series tables with a hand crank mechanism for top height adjustment, activity tables and office tables, as well as the computer tables and mobile tables described below.
COMPUTER FURNITURE - The TEXT and Tetra Series table collections described in the preceding paragraph provides an array of computer furniture choices for learning or business environments; Virco's Flip-Top Technology tables and HWT (Hinged Wire Trough) Technology tables also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco's functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. In an effort to address the demand for collaborative solutions in a computer lab environment, Virco added the Quarter Round 8700 Series Computer Table that allows multiple tables to be grouped together while maintaining a technology based environment. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications.

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract saw the addition of an optional bookrack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a new student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, new Agile Combo models and new Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators.
ADMINISTRATIVE OFFICE FURNITURE - In addition to the Plateau® Office Solutions, Parameter®, and Textameter™ product lines, Virco manufactures a selection of desks, returns, bookcases and other items that employ the Company's flat metal forming capabilities. These products include 53 Series steel storage cabinets, an expanded range of 53 Series lateral files, and special versions of 543 and 546 Series desks with wire management capabilities. Other products range from 53 Series wardrobe tower cabinets and Parameter file credenzas to Parameter mobile pedestals and Plateau bookcases in popular 36” wide and 48” wide models that work in classroom settings and related educational environments as well as administrative offices.
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
MOBILE FURNITURE - Cafeterias are perfect venues for the ever-popular Virco mobile tables - including a selection of oval mobile tables with attached benches or stools - while classrooms benefit from the spacious storage capacity of Virco mobile cabinets; additional mobile cabinet models with a magnetic marker back are available. ADA compliant Mobile Bench & Stool Tables were also introduced to the Virco line of mobile products in 2014 to expand on our wheelchair accessible solutions. An array of Virco product lines includes mobile chairs for school settings and offices.
STORAGE EQUIPMENT - For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. For our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
Virco's wide-ranging product selection includes hundreds of furniture models that are certified the Greenguard® Children & Schools Program for indoor air quality. In 2005 Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified by the Greenguard Children & Schools Program, now known as Greenguard Gold certification. All of the models in the Company's most recently introduced product lines - including Analogy™ furniture models and Textameter™ instructor workstations - are Greenguard-certified. Along with Virco's leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in 2006, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2014.
To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. In addition to giving customers the option of purchasing Virco products and making their own delivery arrangements, Virco provides three levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. For additional charges Virco also offers Inside Delivery (no installation), or Full-Service Delivery (delivered and placed in the classroom). To assist customers involved with FF&E purchases for new school construction projects or school renovations, Virco's PlanSCAPE® service provides room-by-room computerized layout planning and full FF&E project management.
Customers
Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during 2014.
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
The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly; often as a result of global demand but also in response to domestic supply interruptions. During 2012, 2013, and 2014 the cost of steel, plastic, and wood remained stable.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during each of the last three years, and are expected to increase moderately in 2015.
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
Marketing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team, as well as a dealer network. In addition, Virco has a Corporate Sales Group to pursue wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts.
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
Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality venues, places of worship and mass merchants. This market includes colleges and universities, preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated revenues in 2014. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors : Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 51% of sales in 2014, 49% of sales in 2013, and 49% of Virco's sales in 2012. In 2008, the Company was awarded a three-year contract with this purchasing organization extending through 2011 and three one-year extensions extending through 2014. In 2014, the Company was awarded a three year extension through 2017. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.
The Company’s education customers typically do not have logistic capabilities and more than 75 % of sales are FOB destination, and include freight to customer. Approximately 90% of the Company’s freight is supplied by third party carriers. Utilizing third party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season. During 2014 the Company experienced a shortage of capacity in the market and anticipates that this shortage will continue at least through 2015.
Seasonality
The educational sales market is extremely seasonal. Approximately 50% of the Company's total sales in 2014 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During Our “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company's peak season. As a result of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in raw materials and components, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the high season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
As a result of the seasonality of our business, our manufacturing capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address this seasonal business. During the summer months, which comprise our second and third fiscal quarters, our full time personnel utilization generally is at or exceeds full capacity. The Company utilizes temporary labor and significant overtime to meet these seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 90% of the Company's freight is provided by third-party carriers. Utilizing third party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. The Company has secured sufficient warehouse capacity to accommodate our current needs as well as anticipated future growth.
Virco's working capital requirements during, and in anticipation of, the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may have to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations. On an on-going basis, management evaluates and adjusts its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company's business during the peak season each year based in part on annual contracts which are in place and management's experience with respect to the market.
As part of Virco's efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standardized, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI) which recently acquired Sagus International LLC (which markets product under Artco-Bell, American Desk, and Midwest Folding Products), KI Inc., Bretford, Smith System, Columbia, Scholarcraft, Alumni, ECR4Kids, and VS America. Historically, our largest competitor that purchases and re-sells furniture has been School Specialty (SCHS). In January 2013, School Specialty filed for bankruptcy under Chapter 11 of the Bankruptcy Code and emerged in mid-2013. Contrax is a significant nationwide reseller focusing on projects. In addition to School Specialty and Contrax, there are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, Bretford, Sandusky Lee, Bush Industries, MTS and Mity Enterprises, Inc.

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
Backlog
Sales order backlog at January 31, 2015, totaled $11.8 million and approximated eight weeks of sales, compared to $13.5 million at January 31, 2014, and $17.3 million at January 31, 2013. Substantially all of the backlog will ship during 2015.
Patents and Trademarks
In the last 10 years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco's intellectual property as well. These patents expire over the next one to 16 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco's patents are an important element of its success, Virco's business as a whole is not believed to be materially dependent on any one patent. See “Risk Factors : An inability to protect our intellectual property could have a significant impact on our business.”
In order to distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 65 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2015, Virco and its subsidiaries employed approximately 685 full-time employees at various locations. Of this number, approximately 515 are involved in manufacturing and distribution, approximately 105 in sales and marketing and approximately 65 in administration. The Company also utilizes temporary workers as necessary to meet any seasonal production, warehousing or distribution requirements that cannot be filled by its full time workforce. During 2014, the Company employed approximately 275 temporary workers during the months of June and July, with smaller numbers immediately preceding and following these months.
Environmental Compliance
Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2011 and 2010 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2003 as a WasteWise Hall of Fame Charter Member, in 2002 as a WasteWise Partner of the Year and in 2001 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of

Los Angeles County for compliance with industrial waste water discharge guidelines in 2007 through 2010. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Corporate Stewardship header. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2005, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule implemented on January 1, 2009, concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Risk Factors : We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last three fiscal years, see the Company's consolidated financial statements.
During 2014, Virco derived approximately 7.7% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2013, Virco derived approximately 7.5% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2012, Virco derived approximately 10.0% of its revenues from customers located outside of the United States (primarily Canada and Panama). The Company determines sales to these markets based upon the customers' principal place of business. During 2014, 2013 and 2012, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2015, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2015	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	82	1990
Douglas A. Virtue (2)	President and Chief Operating Officer	56	2014
J. Scott Bell (3)	Vice President - General Manager, Conway Division	58	2004
Robert E. Dose (4)	Vice President - Finance, Secretary and Treasurer	58	1995
Patricia Quinones (5)	Vice President - Logistics, Marketing Services and Information Technology	51	2004
James D. Johnson (6)	Vice President - Senior VP Marketing & Business Development	46	2015
Bassey Yau (7)	Vice President - Corporate Controller, Assistant Secretary and Assistant Treasurer	56	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 58 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)
Appointed President and Chief Operating Officer in 2014; has been employed by the Company for 29 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, and as Corporate Executive Vice President.

(3)
Appointed in 2004; has been employed by the Company for 26 years and has served in a variety of manufacturing, safety, and environmental positions, and currently Vice President - General Manager, Conway Division.

(4)	Appointed in 1995; has been employed by the Company for 24 years and has served as the Corporate Controller, and currently as Vice President of Finance, Secretary and Treasurer.
(5)
Appointed in 2004; has been employed by the Company for 23 years in a variety customer and marketing service positions, and currently as Vice President of Logistics, Marketing Services and Information Technology.

(6)	Appointed in 2015 as Vice President - Senior VP Marketing & Business Development.
(7)
Appointed in 2004; has been employed by the Company for 18 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

None of the Company’s executive officers have employment contracts.
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
Our product sales are significantly affected by education funding, which is a function of tax revenues and general economic conditions. If the economy weakens, funding for education may fail to improve or decrease, which would adversely affect our business and results of operations.
Our sales are significantly impacted by the level of education funding primarily in North America, which, in turn is a function of the general economic environment. In a weak economy, like the one that started in 2009, state and local tax revenues declined, restricting funding for K-12 education spending which typically leads to a decrease in demand for school furniture. Sustained depressions in the per-student funding levels provided for in-state and local budgets in the future could have a materially adverse impact on our business, financial condition and results of operations as they have in the past.
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

Virtually all states are required to balance their operating budgets either on an annual or bi-annual basis. Unlike the federal government, states cannot maintain services during an economic downturn by running a deficit. Without federal economic assistance, states that have not recovered from the recent recession will need to address remaining shortfalls with a combination of spending cuts and/or tax increases. If any states cut spending for education to address such budgetary shortfalls, our revenue and results of operations will be adversely affected.
Reduced levels of spending on education may significantly impact spending on furniture and increase price competition in the furniture market. If price competition increases, we may need to reduce our prices to build or maintain our market share, which in turn could lower our profit margins.
The educational furniture market is characterized by price competition, as many sales occur on a bid basis and are based on demand related to educational funding available to schools. When funding for education declines, schools typically reduce spending on all budget line items prior to reducing teacher and administrator salaries and benefits. This in turn can result in reduced demand for school furniture, which in turn can intensify price competition in our industry. This price competition could impact our ability to implement price increases or, in some cases, such as during an industry downturn, maintain prices. In addition, when market conditions warrant, we may need to reduce prices to build or maintain our market share. If we are unable to increase or maintain prices for our products, our profit margins could decline. Such decline will be compounded to the extent we are unable to maintain or reduce the cost of our products, which may be especially difficult in the current environment given the volatility of the commodities markets.
Our efforts to introduce new products that meet customer requirements may not be successful, which could limit our sales growth or cause our sales to decline.
To keep pace with industry trends, such as changes in education curriculum and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and other standards for the education environment and for product performance, we must periodically introduce new products or modify existing ones. The introduction of new or modification of existing products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take a year or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any particular product may be later or less successful than we originally anticipated. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales. Difficulties or delays in introducing new or modified products or lack of customer acceptance of such products could limit our sales growth or cause our sales to decline.

The majority of our sales are generated under annual contracts, which combined with the seasonal nature of our business, may limit our ability to raise prices on a timely basis during a given year in response to increases in costs.

We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in 2008, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2008, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2008, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase. During 2011, the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. The Company increased prices for the 2012 and 2013 years in an effort to recover these commodity cost increases and expects to increase prices again for 2015.

We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2014, 2013, and 2012. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
Increases in basic commodity, raw material and component costs could adversely affect our profitability.
Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and, we are unable to pass along a portion of the higher costs to our customers.
We are affected by the cost of energy, and increases in energy prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of energy relative to our transportation costs, the costs of petroleum-based materials (like plastics), and the costs of operating our manufacturing facilities. Petroleum prices have fluctuated significantly in recent years. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs increase, and/or the price of petroleum-based products and cost of operating our manufacturing facilities increase, these increases could have a negative impact on our gross margins and profitability.
Cost and availability of third party freight can adversely affect profitability and results of operations.
The majority of our sales are FOB destination, and include freight from Virco’s facilities to the customer location. Virco depends upon third party carriers for more than 90% of customer deliveries. Subsequent to 2008, many carriers went out of business or reduced the size of their fleets due to economic conditions, and have not increased the fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of transportation services. Further, there may be a lack of available trained and licensed drivers, which may reduce the availability of transportation services. Inability to obtain adequate third party freight on a timely basis during the summer delivery season can adversely affect cost to deliver products to customers and the level of customer service, which can in turn adversely impact future sales.
The Company imports component parts from international sources (primarily China). Disruptions in the cost or availability of ocean freight or disruptions in port operations, such as the recent Port of LA slowdown may adversely impact the Company’s ability to obtain adequate component parts to support sales, particularly in the busy summer season.
Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform installation services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 51% of Virco's sales in 2014 and 49% of Virco's sales in 2013 were priced under this nationwide contract/price list. In 2008 the Company was awarded a three-year contract and three one year extensions with this purchasing organization extending through 2014. In 2014, the Company was awarded a three year extension through 2017. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
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
Under our credit facility, substantially all of our accounts receivable are automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. Due to weak demand for education furniture, the Company was unable to satisfy certain financial covenants for numerous periods during 2012, 2013 and most recently its minimum tangible net worth covenant for the relevant period ending January 31, 2015. On each occasion, the lender under the Company's Credit Agreement agreed to amend the Company's credit facility and/or waive the violation. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it again fail to meet such covenants, the Agent and Lender under its Credit Agreement will agree to waivers or amendments with respect thereto.
We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. Our current credit facility expires in December 2017. On an annual basis, we prepare a lender approved forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to obtain approval of our annual forecast, changes in our forecast or renew our credit facility upon its maturity in 2017 on favorable terms or at all. If we are unable to access or renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.

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
We could be required to incur substantial costs to comply with environmental and other legal requirements. Violations of, and liabilities under, these laws and regulations may increase our costs or require us to change our business practices.
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
Our insurance coverage may not adequately cover for any product liability claims.
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
Holders of approximately 37% of the shares of our stock have entered into an agreement restricting the sale of the stock.

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
Conway, Arkansas
The Company owns 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. This facility - which is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers - has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco's ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled. This facility and the underlying real estate, along with the rest of the Company’s assets secure the Company’s obligations under its credit facility.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The NASDAQ exchange is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of March 23, 2015, there were approximately 205 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 816 beneficial stockholders.
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
Quarterly Stock Market Information

	Common Stock Range
	2014		2013
	High	Low	High	Low
1st Quarter	$2.70	$2.08	$2.72	$1.96
2nd Quarter	2.75	2.00	2.53	1.95
3rd Quarter	3.41	2.23	2.49	1.98
4th Quarter	3.85	2.25	2.80	2.00
Stock Repurchases
The Company did not repurchase any shares of its stock during 2014. Pursuant to the Company's credit agreement with PNC Bank, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock.
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company's common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2010, in the Company's common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX
AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/31/2015
Virco Mfg. Corporation	$100.00	$89.78	$53.40	$80.10	$78.60	$72.30
NASDAQ Market Index	$100.00	$126.93	$133.60	$151.14	$200.01	$228.61
Morningstar Business Equipment	$100.00	$131.52	$117.75	$109.04	$100.48	$110.74
The current composition of Morningstar Business Equipment Index is as follows: ACCO Brands Corp., Addmaster Corp., American Locker Group Inc., Avery Dennison Corp., Banneker Inc., ioAuthorize Holdings Inc., Brother Industries Ltd., Canon Inc., Canon Marketing Japan Inc., Comtrex, Systems Corp., Coupon Express Inc., Datalogic Spa, Document Capture Technologies Inc., Domino Printing Sciences PLC., Ennis Inc., Everlert Inc., Global Payment Technologies Inc., Gunther International Ltd., Herman Miller Inc., HNI Corp., Inscape Corp., Japan Cash Machine Co., Ltd., Kewaunee Scientific Corp., Knoll Inc., Koala Corp., Konica Minolta Inc., Marmion Industries Corp., Neopost, Odawara Auto-Machine Mfg.Co.,Ltd., Onyx Service & Solutions Inc., Pitney Bowes Inc., Reconditioned Systems Inc.Ricoh Ltd., Roboserver Systems Corp., Standard Register Co., Steelcase Inc., Takano Co Ltd., Teleconnect Inc., Trxade Group Inc., U-Vend Inc., VeriFone Systems Inc., Virco Mfg. Corporation.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10K.

Five Year Summary of Selected Financial Data

In thousands, except per share data	2014	2013	2012	2011	2010
Summary of income (operations)
Net sales *	$164,052	$155,042	$157,913	$165,367	$179,699
Net income (loss)	$849	$(1,730)	$(3,830)	$(13,803)	$(17,594)
Net income (loss) per share data **
Basic	$0.06	$(0.12)	$(0.27)	$(0.97)	$(1.25)
Assuming dilution	0.06	(0.12)	(0.27)	(0.97)	(1.25)
Cash dividends declared per share	$—	$—	$—	$0.05	$0.10
__________________________

*
The Company reclassified $878,000, $943,000, 1,074,000 and 1,296,000 in fiscal years 2013, 2012, 2011 and 2010, respectively, from Selling, General and Administrative expenses to Net Sales on the Statement of Operations to conform to the current year presentation and to maintain comparability among the periods presented.  In 2013, 2012, 2011 and 2010, the Company incurred sales rebates and customer discounts which should have been classified as contra revenue.

**	Net loss per share for fiscal years 2013, 2012, 2011 and 2010 was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2014	2013	2012	2011	2010
Total assets	$81,811	$83,344	$82,163	$94,225	$100,588
Working capital	$17,566	$16,983	$12,526	$18,598	$29,498
Current ratio	1.8/1	1.7/1	1.5/1	1.7/1	2.5/1
Total long-term obligations	$37,833	$33,083	$30,707	$36,119	$30,169
Stockholders’ equity	$22,573	$27,605	$27,020	$30,896	$50,402
Shares outstanding at year-end	14,853	14,718	14,550	14,354	14,205
Stockholders’ equity per share	$1.52	$1.88	$1.86	$2.15	$3.55
 _______________________

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
Executive Overview
Management's strategy is to position Virco as the overall value supplier of educational furniture and equipment. The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, includes the development of several competencies to enable superior service to the markets in which Virco competes. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, installation, project management, and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment needs of the K-12 education market, enabling a school to procure all of its furniture, fixtures and equipment (“FF&E”) requirements from one source.
Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2014 and 2013, approximately 50% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last decade and is likely to continue to be so for at least the near future. Schools suffered significant budgetary pressures from 2001 to 2005 following the “dot com” bust and post “9/11” era, and more recently in 2009 through 2013 as a result of the recession and severe budget shortages incurred by state and local governments. The years 2009 through 2013 were particularly challenging for the Company and the educational furniture industry in general and conditions are likely to remain challenging for the near term. The budgetary pressures directly impact the demand for the Company's products, as the demand for educational furniture largely depends upon: (1) available funding in a school's general operating fund and (2) the completion of bond-funded projects, which is directly impacted by the amount of bond financing issued to fund new school construction, to renovate older schools, and to fully equip new and renovated schools.
In response to the 2008 recession, passage of new bond issuances declined, and bond funded project completions have trended down each year. Completions of new schools, additions and renovations are not anticipated to improve in 2015 and are expected to remain well below the pre- 2008 levels. School operating budgets have also experienced significant strain. Approximately 80-85% of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures schools typically elect to retain teachers and spend less on repairs, maintenance, and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products.
In addition, the furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from China. Commodity prices for raw material have been relatively stable for the last three years, but in 2014 the Company has experienced challenges with both capacity and cost for third party freight carriers. The majority of Virco’s sales include freight to the customer facility, and volatility in cost or availability of transportation equipment can adversely impact both profitability and customer service. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.
During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last decade, the Company has worked continuously to significantly reduce its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2015, was approximately 685 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2014 declined by more than 55% compared to 2000. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support its ambitious product development program.
In efforts to bring the Company's cost structure in line with decreased revenues, the Company has previously utilized voluntary early retirement programs, reductions in force, and attrition to reduce its permanent cost structure and relied more heavily on temporary labor to meet the seasonal summer demand. In 2014, the Company realized an increase in sales volume, yet continued to allow normal attrition to reduce its permanent workforce. The Company plans to maintain stringent limits on full time staffing, supplemented with temporary labor as necessary in order to produce, warehouse and deliver furniture during the coming summer. Because the Company has not closed any manufacturing or distribution facilities that are utilized in operations, any increase in demand for our products can be met without any material investment in physical infrastructure.
While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses, and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets, and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will make quality education an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. School districts historically have operated central warehouses and professional purchasing departments in a central business office. In order to retain teaching staff, many school districts have shut down the warehouses and reduced their purchasing departments and janitorial staffs. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and delivery of furniture into classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers previously shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to adapt to dynamic fluctuations in demand or provide custom colors or finishes during a narrow seasonal summer delivery window when they are reliant upon a supply chain extending to Asia or elsewhere. Meanwhile, Virco has continued to and invest in automation at its domestic manufacturing facilities, recently adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers. Virco views its domestic factories as a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
During 2015 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility overall will be as dramatic as experienced in some prior years but may have an adverse effect on operating results.
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
Revenue Recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances, sales taxes imposed by various government authorities, cash discounts and rebates to customers. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Classroom delivery, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605-25 (“ASC 605-25”), “Revenue Recognition - Multiple-Element Arrangements,” revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as our customers control our ability to deliver the furniture, and as a result the furniture delivery and classroom setup is generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Allowances for Doubtful Accounts: Considerable judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection, current economic trends, historical bad debts and the current creditworthiness of each customer. The Company maintains allowances for doubtful accounts that may result from the inability of our customers to make required payments. Over the past five years, the Company's allowance for doubtful accounts has ranged from approximately 0.7% to 3.0% of accounts receivable at year-end. The allowance is evaluated using historic experience combined with a detailed review of past-due accounts. The Company does not typically obtain collateral to secure credit risk. The primary reason that Virco's allowance for doubtful accounts represents such a small percentage of accounts receivable is that a large portion of the accounts receivable is attributable to low-credit-risk governmental entities, which often purchase the furniture with funds provided from bond issuances, giving Virco's receivables a historically high degree of collectability. Although many states are experiencing budgetary difficulties, it is not anticipated that Virco's credit risk will be significantly impacted by these events. Over the next year, no significant change is expected in the Company's sales to government entities as a percentage of total revenues.
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
Self-Insured Retention: For 2012, 2013, and 2014 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 0.5% for 2014, 2013, and 2012. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2015 will be comparable to the retention levels for 2014.
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

	2014	2013	2012
Employee Plan	3.25%	4.25%	4.00%
VIP Plan	3.50%	4.75%	4.25%
Directors Plan	3.25%	4.25%	4.00%
Because the Company froze new benefit accruals for all three plans effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. The Company estimated a 6.5% return on plan assets for the Employee Plan for all three years. The VIP Plan and Directors Plan are unfunded and have no plan assets. These rate assumptions can vary due to changes in interest rates, the employment market, and expected returns in the stock market. In prior years, the discount rate and the anticipated rate of return on plan assets have decreased by several percentage points, causing pension expense and pension obligations to increase. In 2014, the Company incurred material reductions in the discount rates that are used to measure plan obligations, and utilized new mortality tables that reflect increased life expectancies. These changes will cause an increase in pension expense and may require future cash contributions to adequately fund the Employee Plan.
In the third quarter of 2011 the Company offered an early retirement program to employees who voluntarily terminated their employment with the Company. The incentive offered was a cash incentive and did not include additional retirement benefits, but was heavily directed toward employees with significant years of service. Approximately 150 employees accepted this offer. Due to the volume of lump sum payments processed during the 2011 and 2012, the Company incurred a pension settlement costs for the Employee Plan. In May of 2013, the Company implemented a reduction in force. In the third and fourth quarters of 2013, as a result of cumulative retirement benefits paid during the year, the Company incurred additional pension settlement costs for the Employee Plan. The Company did not incur settlement costs in 2014.
Because the discount rates used in 2014 were low, a one percent change in rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Employee Plan to increase by approximately $6.4 million. A one percent reduction in discount rates would cause obligations under the non-qualified plans to increase by approximately $1.8 million. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for all three plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company incurred a substantial operating loss for the years ended January 31, 2013, 2012, and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances totaled $26,399,000 and $24,210,000 at January 31, 2015 and 2014, respectively. At January 31, 2015, the Company has net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2035. Federal net operating losses that can potentially be carried forward totaled approximately $26,340,000 at January 31, 2015. State net operating losses that can potentially be carried forward totaled approximately $54,332,000 at January 31, 2015.
Results of Operations (2014 vs. 2013)
Financial Results and Cash Flow

The Company earned a pre-tax profit of $918,000 on net sales of $164,052,000 for the fiscal year ended January 31, 2015, compared to pre-tax loss of $2,733,000 on net sales of $155,042,000 in the fiscal year ended January 31, 2014. Net earnings per share were $0.06 for the fiscal year ended January 31, 2015, compared to net loss per share of $0.12 in the prior year. Cash flow provided by operations was $1,659,000 for the fiscal year ended January 31, 2015, compared to cash flow used in operations of $243,000 in the prior year.
Sales
Virco's sales increased by 5.8% in 2014 to $164,052,000 compared to $155,042,000 in 2013. The increase in sales was caused by improving economic conditions that had a favorable impact on operating budgets for school spending offset slightly by a reduction in completions of bond-funded projects.
Volume increased by approximately $9 million, with no significant changes in price. Sales of Virco's new products, including Analogy™, Zuma®, Civitas™ and Sage™ increased by nearly $3.9 million, and were supplemented with increases of $5.1 million in other product lines. Sales for project orders declined by approximately $2.7 million in 2014 compared to project orders in 2013 as a result of reduced bond-funded projects. Orders rates continued to be volatile and seasonal in 2014, with a shift to a greater percentage of orders received in the summer months. Historically, June has been our largest month for orders. In 2014, for the first time July orders exceeded June orders. The delay in receipt of orders combined with many school districts accelerating back to school dates exacerbated our traditional seasonal cycle. Increased fourth quarter shipments contributed to a $1.7 million decrease in backlog at January 31, 2015 compared to January 31, 2014.
Although the fourth quarter is typically a very slow period for the Company, the fourth quarter revenue increased to $25,354,000, compared to 19,480,000 in the prior year. The increase in revenue was attributable to timing of shipments. The company began the fourth quarter with $3 million higher backlog than the prior year and ended the fourth quarter with $1.7 million lower backlog. Orders for the fourth quarter were slightly higher than the prior year. The increase in fourth quarter revenue contributed to increased gross margin and operating income.
For 2015 the Company anticipates that the persistent budgetary challenges for state and local governments will continue to restrict growth in sales. For many states, inflation adjusted revenues are still below the peak of 2008. When combined with no anticipated growth in bond-funded projects the amount of school furniture sold may be comparable to or perhaps slightly more than 2014. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. As discussed above, the Company has significantly reduced its workforce in the past several years. Despite an increase in revenue in 2014, the Company allowed normal attrition to further reduce the workforce in 2014. This significant reduction in force largely spared our direct sales force. The Company will continue to emphasize the value, design and variety of its products, the value of its distribution, delivery, installation, and project management capabilities, and the importance of timely deliveries during the peak seasonal delivery period. In order to increase or maintain market share during 2015, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.
Cost of Sales
Cost of sales was 66.2% of sales in 2014 and 66.1% of sales in 2013. As a percentage of sales, there were no significant changes in selling price or material costs during the year. The Company incurred slightly higher direct labor costs, substantially offset by reduction in overhead spending.
The Company is beginning 2015 with approximately $1.1 million less inventory than in 2014. Due to the controlled levels of inventory at January 31, 2015, production levels and related factory overhead absorption, which vary depending upon selling volumes, are anticipated in 2015 to be equal to or higher than 2014 levels. The Company expects to acquire raw materials build inventory earlier in the year, and hire temporary workers as necessary during 2015 to meet any seasonal production, warehousing or distribution requirements that cannot be filled by the current full-time workforce.
During 2015 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in 2015. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative and other expenses for the fiscal year ended January 31, 2015, decreased by approximately $1 million compared to the prior year, and were 32.3% of sales as compared to 34.8% in the prior year.

The primary reason for this decrease in absolute dollars was $1.4 million of restructuring costs in 2013 related to a reduction in force as compared to $0.3 million in 2014.
Warehousing, freight and classroom delivery costs were increased in dollars but declined by 0.3% as a percentage of sales. Selling costs were level with prior year and declined by 0.6% as a percentage of sales. G&A spending decreased slightly, and decreased slightly as a percentage of sales due to a decrease in litigation expenses. The Company expended funds in 2013 to protect patents on certain products. There was no comparable expense in the current year.
Interest expense was $152,000 more in 2014 compared to 2013 as a result of increased average borrowing.
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
The Company has incurred a cumulative operating loss for the five years ended January 31, 2014 and for each individual year therein. While the Company has taken significant measures to cause its return to profitability 2014, the short-term outlook for the school furniture market remains challenging. Based on these considerations, at January 31, 2015 and January 31, 2014, the Company determined the realization of a majority of the net deferred tax assets did not meet the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will be realized and has not provided a valuation allowance on a portion of the state net operating loss and credit carryforwards. At January 31, 2015, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2035 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $26,340,000 at January 31, 2015. State net operating losses that can potentially be carried forward totaled approximately $54,332,000 at January 31, 2015.

Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2015 may be low, with income tax being primarily income and franchise taxes as required by various states.

Results of Operations (2013 vs. 2012)
Financial Results and Cash Flow
The Company incurred a pre-tax loss of $2,733,000 on net sales of $155,042,000 for the fiscal year ended January 31, 2014, compared to pre-tax loss of $4,039,000 on net sales of $157,913,000 in the fiscal year ended January 31, 2013. Operating loss for 2013 was $1,431,000 compared to $2,483,000 in 2012. Net loss per share was $0.12 for the fiscal year ended January 31, 2014, compared to net loss per share of $0.27 in the prior year. Cash flow used in operations was $243,000 for the fiscal year ended January 31, 2014, compared to cash flow provided by operations of $7,260,000 in the prior year.
Sales
Virco's sales decreased by 1.8% in 2013 to $155,042,000 compared to $157,913,000 in 2012. The decrease in sales was caused by continued unfavorable economic conditions that had an adverse impact on budgets for school spending and by a reduction in completions of bond-funded projects.
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
Cost of Sales
Cost of sales was 66.1% of sales in 2013 and 68% of sales in 2012. This decrease was due to an increase in selling prices and reduced factory spending. The Company benefited from stable material costs during 2013.
As a percentage of sales, raw material costs were 0.3% lower than in 2012. The Company increased selling prices at the beginning of the year in effort to improve gross margins. The cost of raw materials was stable during the year, resulting in raw material costs declining as a percentage of sales. Direct labor costs as a percentage of sales were unchanged in 2013 compared to 2012. The impact of increasing selling prices was offset by a slight deterioration in efficiency due to the increased seasonal peak of both orders and sales in 2013 compared to 2012. Manufacturing overhead as a percentage of sales decreased by 1.5% in 2013 from 2012. This decrease was primarily attributable to a small decrease in factory spending combined with a very slight (<1%) increase in production hours and the related impact on factory utilization.
Selling, General and Administrative and Other Expenses
Selling, general and administrative and other expenses for the fiscal year ended January 31, 2014, increased by approximately$0.9 million compared to the prior year, and were 34.8% of sales as compared to 33.6% in the prior year. The primary reason for this increase was $1.4 million of restructuring costs in 2013 related to a reduction in force as compared to $0.8 million in 2012. Because the majority of the employees accepting the offer were long-term employees with vested pension benefits, the Company incurred nearly $1.0 million of pension settlement costs during the third and fourth quarters on 2013. The reduction in employees was evenly distributed between direct labor and other overhead, sales support, and G&A positions.
Warehousing, freight and classroom delivery costs were flat in dollars and increased by 0.1% as a percentage of sales. Selling costs declined due to a reduction in volume and decreased by 0.2% as a percentage of sales. G&A spending decreased slightly, but increased slightly as a percentage of sales due to an increase in litigation expenses. The Company expended funds in 2013 to protect patents on certain products. There was no comparable expense in the prior year.
Interest expense was $254,000 less in 2013 compared to 2012 as a result of decreased costs related to an asset based loan, and decreased accretion expense for certain liabilities.
Provision for Income Taxes
During 2013, 2012 and 2011 the Company incurred operating losses. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging. Based on these considerations, at January 31, 2014 and January 31, 2013, the Company determined the realization of a majority of the net deferred tax assets did not meet the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will be realized and has not provided a valuation allowance on a portion of the state net operating loss and credit carryforwards. At January 31, 2014, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2033 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $24,546,000 at January 31, 2014. State net operating losses that can potentially be carried forward totaled approximately $51,082,000 at January 31, 2014.

The primary component of the income tax benefit for the current year related to the gain related to AOCI, not operating loss. Because the Company has recorded a valuation allowance for the majority of deferred tax assets, the effective tax rate for 2014 may be low, with income tax being primarily income and franchise taxes as required by various states.

Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. During 2014, 2013, and 2012, the costs for raw materials purchased by the Company were stable . These years contrast with 2011, when the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. These cost increases adversely impacted gross margins in 2011 for products shipped during the summer season.
For 2015, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated adverse volatility for 2015 is not expected to be as severe as experienced in certain years, such as 2011. There is continued uncertainty with respect to steel and other raw material costs, especially of plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third party carriers for more than 90% of customer deliveries. Subsequent to 2008, many carriers went out of business or were required to reduce the size of their fleets due to economic conditions, and have not increased the fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2015, but costs subsequent to that date may be adversely impacted by current legislation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits, passing on a portion of increased medical costs to employees, and hiring temporary workers who are not eligible for benefit programs.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco's products in 2014, 2013, and 2012. Due to current economic conditions, the Company anticipates continued significant price competition in 2015, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2015 as experienced in 2011. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2015, as a percentage of sales, could be higher than in 2014. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
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
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2015 or 2014.
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
As a result of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 80% of the Company's freight is provided by third-party carriers. The Company has secured sufficient warehouse capacity to accommodate our current needs as well as anticipated future growth.
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended nine times subsequent to that date, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by $10,000,000 to $50,000,000, modified, eliminated, or waived covenants, amended seasonal advances and established sub-lines for equipment financing.
On March 31, 2015 the Company entered into Amendment No. 9, which retroactively modified the tangible net worth covenant at January 31, 2015 and established quarterly covenants for the fiscal year ending January 31, 2016.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from February 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2015 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $25,190,000 for the fiscal quarter ending January 31, 2015, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2015 , and (3) a minimum EBITDA amount of $5,512,000 for the twelve consecutive fiscal months ending January 31, 2015. Subsequent to January 31, 2015, the Company entered into Amendment No. 9 to the credit agreement which modified the tangible net worth covenant to $20,565,000. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2015 were as follows: (1) the Company maintained a tangible net worth of $22,573,000 for the fiscal year ending January 31, 2015, (2) the Company maintained a fixed charge coverage ratio of more than 1.00 to 1.00 for the four consecutive fiscal quarters ended January 31, 2015 , and (3) the Company achieved EBITDA of $ 7,281,000 for the twelve consecutive fiscal months ending January 31, 2015.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
The Company was in violation of its minimum tangible net worth covenant for the relevant period ended January 31, 2015. However, as noted above, on March 31, 2015 the Company entered into Amendment No. 9, which modified the tangible net worth covenant as of January 31, 2015. The Company was in compliance with the modified covenant. The Company expects to be in compliance for the next fiscal year.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $10,658,000 was available for borrowing as of January 31, 2015 .
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
Upon completion of these projects, the Company dramatically reduced capital spending. During 2001-2005 capital expenditures ranged from 25%-40% of depreciation expense, and has remained below depreciation since that time. Management intends to limit future capital spending until growth in sales volume fully utilizes the new plant and distribution capacity. Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has established a goal of limiting capital spending to less than $3,000,000 for 2015, which is less than anticipated depreciation expense.
Asset Impairment
The Company made substantial investments in its infrastructure in 1998, 1999, and 2000. The investments included a new factory, new warehouse, and new production and distribution equipment. Much of the tooling, machinery, and equipment acquired at this time is now fully or substantially depreciated. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2015, there has been no impairment to the long-lived assets of the Company.

The Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2015.
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
Contractual Obligations
Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$9,519	$3,366	$6,153	$—	$—
Interest on long-term debt	—	—	—	—	—
Operating lease obligations	20,644	3,364	8,600	8,333	347
Purchase obligations	9,664	9,664	—	—	—
	$39,827	$16,394	$14,753	$8,333	$347

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $36,000 as of January 31, 2015, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in this Annual Report on Form 10-K.
Virco's largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2015, the Company had bonds outstanding valued at approximately $1,200,000. To the best of management's knowledge, in over 65 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. Effective February 1, 2014, the Company offered a limited lifetime warranty. The Company does not believe that the new warranty policy will have a significant impact on warranty expense. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data, and an analysis of actual warranty claims incurred. At the current time, management cannot reasonably determine whether warranty claims for the upcoming fiscal year will be less than, equal to, or greater than warranty claims incurred in 2014. The following is a summary of the Company's warranty-claim activity during 2014 and 2013.

	January 31,
In thousands	2015	2014
Beginning balance	$1,000	$1,000
Provision for current year	650	600
Provision for prior year	(258)	(220)
Costs incurred	(442)	(380)
Ending balance	$950	$1,000
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
Effective December 31, 2003, benefit accruals were frozen for all three plans. Employees continued to vest under the benefits earned to date, but no covered participants earned additional benefits after the plan freeze. At January 31, 2015, all active participants under the plans were fully vested.
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

	2014	2013	2012
Employee Plan	3.25%	4.25%	4.00%
VIP Plan	3.50%	4.75%	4.25%
Directors Plan	3.25%	4.25%	4.00%
Because the discount rates used in 2014 were low, a one percent change in rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Employee Plan to increase by approximately $6.4 million. A one percent reduction in discount rates would cause obligations under the non-qualified plans to increase by approximately $1.8 million. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage.
Because the Company froze future benefit accruals for all three defined benefit plans in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2015 or 2014.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting the expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. For 2014, 2013 and 2012 the Company used a 6.5% expected return on plan assets, net of expenses.
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
During 2013 the pension plans were impacted by a reduction in force. Although the severance benefits were paid in cash and did not include any additional benefits payable from a retirement plan, the severance included employees with vested pension benefits. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. During 2013, the pension liability decreased due to increased discount rates.
During 2014, the pension plans were impacted severely by a material decrease in discount rates and by application of a new mortality table. A reduction in the discount rate caused pension obligations to increase by $5.4 million, $1.7 million, and $0.02 million for the Employee Plan, VIP Plan, and Director Plan, respectively.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $2.4 million, $1.8 million, and $2.0 million, to the trust in 2014, 2013, and 2012, respectively. Contributions during 2015 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $2.3 million. During 2014, 2013, and 2012, the Company paid approximately $580,000, $564,000, and $561,000, respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $664,000 for 2015. At January 31, 2015 , accumulated other comprehensive loss of approximately $22.7 million ($20.2 million net of tax) is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2015, a 1% reduction in investment return would have increased expense by approximately $170,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $433,000. A 1% reduction in the discount rate would have increased the pension benefit obligations by approximately $8.2 million.
Stockholders' Equity
The Company's new credit facility with PNC Bank prohibits the Company from paying dividends and repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. Consequently, commencing December 22, 2011 and for at least as long as this covenant is included in the Company's credit facility; no dividends will be paid by the Company to its stockholders.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1982 through 2002. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1982 through 2002, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2015 reflects additional paid-in capital of approximately $116 million and accumulated deficit of approximately $75 million. Other than the losses incurred during 2003-2005, 2010-2013 the accumulated deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
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
In 2014 and 2013, the Company was self-insured for product and general liability losses of up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2015, the Company will be self-insured for product and general liability losses up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to aggressively defend product liability cases. This program has continued through 2014 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2014 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $169,000 for the twelve months ended January 31, 2015. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
The Company has used derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are recognized as either assets or liabilities in the statement of financial condition and are measured at fair value. At January 31, 2015 and 2014, the Company had no derivative instruments.

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Items 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
April 24, 2015

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2015	2014
	(In thousands)
Assets
Current assets
Cash	$470	$1,051
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2015 and 2014)	10,614	8,468
Other receivables	43	52
Income tax receivable	267	290
Inventories
Finished goods	5,602	7,237
Work in process	11,487	11,116
Raw materials and supplies	9,589	9,427
	26,678	27,780
Deferred income tax assets, net	156	203
Prepaid expenses and other current assets	743	1,795
Total current assets	38,971	39,639
Property, plant and equipment
Land	1,671	1,671
Land improvements	851	1,185
Buildings and building improvements	47,047	47,271
Machinery and equipment	110,060	115,667
Leasehold improvements	1,909	2,328
	161,538	168,122
Less accumulated depreciation and amortization	126,317	131,817
Net property, plant and equipment	35,221	36,305
Deferred income tax assets, net	624	611
Other assets	6,995	6,789
Total assets	$81,811	$83,344
See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2015	2014
	(In thousands, except share data)
Liabilities
Current liabilities
Accounts payable	$9,901	$12,355
Accrued compensation and employee benefits	4,199	3,594
Current portion of long-term debt	3,366	2,248
Other accrued liabilities	3,939	4,459
Total current liabilities	21,405	22,656
Non-current liabilities
Accrued self-insurance	1,730	2,025
Accrued retirement benefits	28,986	23,951
Income tax payable	42	69
Long-term debt, less current portion	6,153	6,000
Other accrued liabilities	922	1,038
Total non-current liabilities	37,833	33,083
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,852,640 shares in 2014 and 14,718,414 shares in 2013	149	147
Additional paid-in capital	116,348	115,978
Accumulated deficit	(73,690)	(74,540)
Accumulated other comprehensive loss	(20,234)	(13,980)
Total stockholders’ equity	22,573	27,605
Total liabilities and stockholders’ equity	$81,811	$83,344
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2015	2014	2013
	(In thousands, except per share data)
Net sales	$164,052	$155,042	$157,913
Costs of goods sold	108,654	102,488	107,304
Gross profit	55,398	52,554	50,609
Selling, general and administrative expenses	52,741	52,587	52,369
Gain on sale of property, plant & equipment	(2)	(10)	(37)
Restructuring expense	287	1,408	760
Operating income (loss)	2,372	(1,431)	(2,483)
Interest expense, net	1,454	1,302	1,556
Income (loss) before income taxes	918	(2,733)	(4,039)
Income tax expense (benefit)	69	(1,003)	(209)
Net income (loss)	$849	$(1,730)	$(3,830)

Net income (loss) per common share (a):
Basic	$0.06	$(0.12)	$(0.27)
Diluted	$0.06	$(0.12)	$(0.27)
Weighted average shares outstanding:
Basic	14,756	14,620	14,387
Diluted	14,987	14,620	14,387
 _______________

(a)	Net loss per share for fiscal years 2013 and 2012 were calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years ended January 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$849	$(1,730)	$(3,830)
Other comprehensive (loss) income :
Pension adjustments	(6,254)	2,006	(658)
Comprehensive (loss) income	$(5,405)	$276	$(4,488)

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2012	14,354,046	$144	$115,060	$(68,980)	$(15,328)	$30,896
Net loss	—	—	—	(3,830)	—	(3,830)
Pension adjustments, net of tax effect $0	—	—	—	—	(658)	(658)
Shares vested	196,325	2	(88)	—	—	(86)
Stock compensation expense	—	—	698	—	—	698
Balance at January 31, 2013	14,550,371	$146	$115,670	$(72,810)	$(15,986)	$27,020
Net loss	—	—	—	(1,730)	—	(1,730)
Pension adjustments, net of tax effect $1,078	—	—	—	—	2,006	2,006
Shares vested and others	168,043	1	(215)	—	—	(214)
Stock compensation expense	—	—	523	—	—	523
Balance at January 31, 2014	14,718,414	$147	$115,978	$(74,540)	$(13,980)	$27,605
Net income	—	—	—	849	—	849
Pension adjustments , net of tax effect of $0	—	—	—	—	(6,254)	(6,254)
Shares vested and others	134,226	2	(132)	1	—	(129)
Stock compensation expense	—	—	502	—	—	502
Balance at January 31, 2015	14,852,640	$149	$116,348	$(73,690)	$(20,234)	$22,573
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income (loss)	$849	$(1,730)	$(3,830)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,408	4,209	4,368
Increase (decrease) in provision for doubtful accounts	115	(6)	(75)
Gain on sale of property, plant and equipment	(2)	(10)	(37)
Deferred income taxes	34	97	66
Stock-based compensation	502	523	698
Defined benefit Plan, recognized net gain (loss) due to settlements and curtailments	—	924	760
Amortization of net actuarial loss for pension plans	1,283	1,548	1,629
Changes in operating assets and liabilities:
Trade accounts receivable	(2,261)	376	4,057
Other receivables	9	56	293
Inventories	1,101	(2,464)	2,475
Income taxes	(4)	(105)	(930)
Prepaid expenses and other current assets	915	(58)	567
Accounts payable and accrued liabilities	(5,290)	(3,603)	(2,781)
Net cash provided by (used in) operating activities	1,659	(243)	7,260
Investing activities
Capital expenditures	(3,314)	(3,632)	(2,050)
Proceeds from sale of property, plant and equipment	2	19	53
Net investment in life insurance	(70)	(25)	244
Net cash (used in) provided by investing activities	(3,382)	(3,638)	(1,753)
Financing activities
Proceeds from long-term debt	33,750	28,851	28,422
Repayment of long-term debt	(32,479)	(24,656)	(35,876)
Common stock repurchased	(129)	(116)	(97)
Cash dividend paid	—	—	—
Net cash provided by (used in) financing activities	1,142	4,079	(7,551)

Net (decrease) increase in cash	(581)	198	(2,044)
Cash at beginning of year	1,051	853	2,897
Cash at end of year	$470	$1,051	$853
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,454	$1,302	$1,556
Income tax, net	46	74	12
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2015
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 65 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Fiscal Year End
Fiscal years 2014, 2013 and 2012, refer to the fiscal years ended January 31, 2015, 2014 and 2013, respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2015. Foreign sales were approximately 7.7%, 7.5% and 10.0% of the Company’s sales for fiscal years 2014, 2013 and 2012, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2015 or 2014. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

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
Financial assets measured at fair value on a recurring basis include assets associated with the Virco Employees Retirement Plan.
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
The Company did not capitalize interest costs as part of the acquisition cost of property, plant and equipment for the years ended January 31, 2015, 2014 and 2013. The Company capitalizes the cost of significant repairs that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $1,616,000, $1,691,000 and $1,681,000 for fiscal years ended January 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense was $4,408,000, $4,209,000 and $4,368,000 for the fiscal years ended January 31, 2015, 2014 and 2013, respectively.
The Company subleased space at one of its facilities on a month-to-month basis during 2014, 2013 and 2012. Rental income was $40,000 for fiscal 2014, 2013, and 2012.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $572,000 and $563,000 at January 31, 2015 and 2014, respectively.

	January 31,
	2015	2014
Balance at beginning of period	$563,000	$554,000
Decrease in obligation	—	—
Accretion expense	9,000	9,000
Balance at end of period	$572,000	$563,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments in fiscal years 2014, 2013 and 2012.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the dilution effect of stock grants. The following table sets forth the computation of basic and diluted income (loss) per share:

In thousands, except per share data	2014	2013	2012
Numerator
Net income (loss)	$849	$(1,730)	$(3,830)
Denominator
Weighted-average shares — basic	14,756	14,620	14,387
Dilutive effect of equity incentive plans	231	—	—
Weighted-average shares — diluted (1)	14,987	14,620	14,387
Net income (loss) per common share
Basic	$0.06	$(0.12)	$(0.27)
Diluted	0.06	(0.12)	(0.27)
___________________

(1)
For fiscal years 2013 and 2012, approximately 180,000 and 119,000 shares of common stock equivalents, respectively, were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive.

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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2015 and 2014, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2014, 2013 and 2012.
Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $1,277,000 in 2014, $1,246,000 in 2013, and $1,103,000 in 2012. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2015 and 2014, were $244,000 and $242,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2005 is five years. Effective February 1, 2005, the standard warranty was increased to 10 years on products sold after February 1, 2005. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February, 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $950,000 and $1,000,000 as of January 31, 2015 and 2014, respectively.
Self-Insurance
In 2014 and 2013, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 0.50% in 2014 and 0.50% in 2013.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Accumulated Other Comprehensive Income (Loss), Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Balance as of beginning of year	$(13,980)	$(15,986)

Other comprehensive (loss) income before reclassifications	(7,537)	458
Amounts reclassified from AOCI	1,283	1,548
Net current period other comprehensive (loss) income	(6,254)	2,006

Balance as of end of year	$(20,234)	$(13,980)

The reclassifications out of accumulated other comprehensive income (loss) of $1,283,000 and $1,548,000 for the years ended January 31, 2015 and 2014, respectively, related to amortization of actuarial losses.

Revenue Recognition
The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when installation services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances, sales taxes imposed by various government authorities, cash discounts and rebate to customers. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Installation, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
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
Delivery Costs
For the fiscal years ended January 31, 2015, 2014 and 2013, shipping and classroom delivery costs of approximately $15,411,000, $14,576,000 and $15,040,000, respectively, were included in selling, general and administrative expenses.
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

Correction of Immaterial Errors

In connection with the preparation of the consolidated financial statements, the Company determined that certain payments directly made to customers, which were previously included in selling, general, and administrative expenses, should instead be reflected as decreases to net sales. The current year Consolidated Statement of Operations properly reflects payments directly made to customers as decreases to net sales. The Company evaluated the impact of this error on prior years’ financial statements and concluded that it was immaterial for the years ended January 31, 2014 and 2013, and for all interim periods within those years. While the amounts included in prior years were considered to be immaterial, the Company elected to revise the presentation of previously reported amounts to be consistent with the presentation for the year ended January 31, 2015. The changes resulted in decreases to net sales, gross margin and selling, general, and administrative expenses of $878,000 and $944,000, for the years ended January 31, 2014 and 2013, respectively. The unaudited quarterly results included in Note 11 have also been updated to reflect this change for all periods presented.

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2015	2014
Revolving credit line	$9,366	$8,248
Other	153	—
Total debt	9,519	8,248
Less current portion	3,366	2,248
Non-current portion	$6,153	$6,000

On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended nine times subsequent to that date, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2017, reduced the maximum availability under the Credit Agreement by $10,000,000 to $50,000,000, modified, eliminated, or waived covenants, amended seasonal advances and established sub-lines for equipment financing.
On March 31, 2015 the Company entered into Amendment No. 9, which retroactively modified the tangible net worth covenant at January 31, 2015 and established quarterly covenants for the fiscal year ending January 31, 2016.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $50,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from February 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2017, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
The Credit Agreement contains a covenant that forbids the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, repurchase stock, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum tangible net worth amount, (2) a minimum fixed charge coverage ratio, and (3) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2015 the Credit Agreement required the Company to maintain: (1) a minimum tangible net worth of at least $25,190,000 for the fiscal quarter ending January 31, 2015, (2) a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the four consecutive fiscal quarters ending January 31, 2015, and (3) a minimum EBITDA amount of $5,512,000 for the twelve consecutive fiscal months ending January 31, 2015. Subsequent to January 31, 2015, the Company entered into Amendment No. 9 to the credit agreement which modified the tangible net worth covenant to $20,565,000.The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2015 were as follows: (1) the Company maintained a tangible net worth of $22,573,000 for the fiscal year ending January 31, 2015, (2) the Company maintained a fixed charge coverage ratio of greater than 1.00 to 1.00 for the four consecutive fiscal quarters ended January 31, 2015, and (3) the Company achieved EBITDA of $7,281,000 for the twelve consecutive fiscal months ending January 31, 2015.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
The Company was in violation of its minimum tangible net worth covenant for the relevant period ending January 31, 2015. However, as noted above, on March 31, 2015 the Company entered into Amendment No. 9, which retroactively modified the tangible net worth covenant at January 31, 2015. The Company was in compliance with the modified covenant. The Company expects to be in compliance for the next fiscal year.
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
Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer any deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $10,658,000 was available for borrowing as of January 31, 2015.
As of January 31, 2015, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2016	$3,366
2017	6,153
2018	—
2019	—
2020	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2015 and 2014, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), the Virco Important Performers Retirement Plan (“VIP Plan”), and the Non-Employee Directors Retirement Plan (“Directors Plan”). The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan, offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. The VIP Plan benefits are secured by a life insurance program. Substantially all assets securing the VIP Plan are held in a rabbi trust. These cash surrender values are included in other assets in the consolidated balance sheets. The cash surrender values of the policies securing the VIP Plan were $3,311,000 and $3,238,000 at January 31, 2015 and 2014, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $9,486,000 and $9,462,000 at January 31, 2015 and 2014, respectively. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split $ Life Insurance Plan.
In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. The Directors Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminates his or her position with the board, subject to the director providing 10 years of service to the Company. Benefit accruals under the Directors Plan were frozen effective December 31, 2003. At January 31, 2015, the Directors Plan did not hold any assets.
The annual measurement date for all plans for the fiscal years ended January 31, 2015, 2014, and 2013 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all three defined benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2015, 2014 or 2013.
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
At January 31, 2015 and 2014, the amount of the plan assets invested in bond or short-term investment funds was 14% and 12%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock.

During 2012 the pension plans were impacted by a reduction in discount rates and by a reduction in force. A reduction in the discount rate caused the liability for pension obligations to increase by approximately $2.0 million, $0.3 million, and $10,000 for the Employee Plan, the VIP Plan, and the Directors Plan, respectively. The increase in liability resulted in a comparable increase to AOCI. As part of a cost reduction plan, the Company offered benefits to employees who severed their employment with the Company. The severance benefits were paid in cash and did not include any additional benefits payable from retirement plan, the benefit formula was structured to reward employees with significant years of service, the same employees who would have earned benefits prior to the Employee Plan freeze in 2003. As a result of large distributions paid from the Employee Plan, a $760,000 settlement charge for the Employee Plan was recorded in the fourth quarter.
During 2013 the pension plans were impacted by a reduction in force. Although the severance benefits were paid in cash and did not include any additional benefits payable from a retirement plan, the severance included employees with vested pension benefits. The pension trust made significant lump sum distributions to participants in the latter part of the year, resulting in settlement charges in the third and fourth quarters. During 2013, the pension liability decreased due to increased discount rates.
During 2014, the pension plans were impacted severely by a material decrease in discount rates and by application of a new mortality table. A reduction in the discount rate caused pension obligations to increase by $5.4 million, $1.7 million, and $0.02 million for the Employee Plan, VIP Plan, and Director Plan, respectively.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $2.4 million, $1.8 million, and $2.0 million, to the trust in 2014, 2013, and 2012, respectively. Contributions during 2015 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $2.3 million. During 2014, 2013, and 2012, the Company paid approximately $580,000, $564,000 and $561,000 respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $664,000 for 2015. At January 31, 2015, accumulated other comprehensive loss of approximately $22.7 million ($20.2 million net of tax) is attributable to the pension plans.

The following tables set forth (in thousands) the funded status of the Company’s pension plans at January 31, 2015, and 2014:

	Employee Plan		VIP Plan		Directors Plan
	1/31/2015	1/31/2014	1/31/2015	1/31/2014	1/31/2015	1/31/2014
Change in Benefit Obligation
Benefit obligation at beg. of year	$32,069	$32,840	$7,662	$8,054	$439	$468
Service cost	—	—	—	—	—	—
Interest cost	1,260	1,312	350	330	17	18
Participant contributions		—		—	—	—
Amendments		—		—	—	—
Actuarial losses (gains)	5,962	596	2,636	(176)	8	(29)
Plan settlement	—	(2,148)		—		—
Benefits paid	(1,583)	(531)	(544)	(546)	(36)	(18)
Benefit obligation at end of year	$37,708	$32,069	$10,104	$7,662	$428	$439
Change in Plan Assets
Fair value at beg. of year	$18,168	$16,875	$—	$—	$—	$—
Actual return on plan assets	2,172	2,122	—	—	—	—
Company contributions	2,430	1,850	544	546	36	18
Settlements	—	(2,148)		—		—
Benefits paid	(1,583)	(531)	(544)	(546)	(36)	(18)
Fair value at end of year	$21,187	$18,168	$—	$—	$—	$—
Funded Status
Unfunded status of the plan	$(16,521)	$(13,901)	$(10,104)	$(7,662)	$(428)	$(439)
Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(613)	(584)	—	(66)
Non-current liabilities	(16,521)	(13,901)	(9,491)	(7,078)	(428)	(373)
Accrued benefit cost	$(16,521)	$(13,901)	$(10,104)	$(7,662)	$(428)	$(439)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(16,521)	$(13,901)	$(10,104)	$(7,662)	$(428)	$(439)
Accumulated other comp. loss (gain)	—	14,235	4,716	2,259	—	(75)
Net amount recognized	$(16,521)	$334	$(5,388)	$(5,403)	$(428)	$(514)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$17,992	$14,235	$4,716	$2,259	$(37)	$(75)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—
	$17,992	$14,235	$4,716	$2,259	$(37)	$(75)

	Employee Plan		VIP Plan		Directors Plan
	1/31/2015	1/31/2014	1/31/2015	1/31/2014	1/31/2015	1/31/2014
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$4,893	$(407)	$2,636	$(176)	$8	$(29)
Prior service cost		—				—
Amortization of (loss) gain	(1,136)	(2,264)	(178)	(222)	31	14
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of initial asset	—	—	—	—	—	—
Total recognized in other comprehensive (loss) income	$3,757	$(2,671)	$2,458	$(398)	$39	$(15)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	1,529	1,136	484	178	—	(31)
	$1,529	$1,136	$484	$178	$—	$(31)
Supplemental Data
Projected benefit obligation	$37,708	$32,069	$10,104	$7,662	$428	$439
Accumulated benefit obligation	37,708	32,069	10,104	7,662	428	439
Fair value of plan assets	21,187	18,168	—	—	—	—
Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,260	1,312	350	330	17	18
Expected return on plan assets	(1,102)	(1,119)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—		—
Recognized net actuarial loss	1,136	2,264	178	222	(31)	(14)
Benefit cost	$1,294	$2,457	$528	$552	$(14)	$4
Estimated Future Benefit Payments
FYE 01-31-2016	$4,789		$613		$51
FYE 01-31-2017	2,686		339		48
FYE 01-31-2018	1,619		325		45
FYE 01-31-2019	2,045		350		42
FYE 01-31-2020	1,737		368		39
FYE 01-31-2021 to 2025	11,117		1,916		148
Total	$23,993		$3,911		$373
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	3.25%	4.25%	3.50%	4.75%	3.25%	4.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.25%	4.00%	4.75%	4.25%	4.25%	4.00%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2015	1/31/2014
Level 1 Measurement
Cash & Cash Equivalents	$528	$372
Common Stock	6,476	5,085
Total Level 1	$7,004	$5,457
Level 2 Measurement
Bond Index Fund	$427	$354
Core Bond CIT Fund	1,457	1,172
US Aggregate Bond Index Fund	627	355
Large Cap Growth Index Fund	3,610	3,758
Large Cap Value Index Fund	3,561	2,765
Russell 2000 Index Fund	1,499	1,602
International Equity Index Fund	1,653	1,359
Managed Investment Fund	1,075	938
Vanguard MSCI Emerging Markets Fund	274	408
Total Level 2	$14,183	$12,711
Level 3 Measurement
None	N/A	N/A
401(k) Retirement Plan
The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2015 and 2014, the plan held 689,284 shares and 771,070 shares of Virco stock, respectively. For the fiscal years ended January 31, 2015, the Company made a small contribution to employees enrolled in the Plan in connection with an auto enrollment program. For the fiscal years ended January 31, 2015 and 2014, there was no employer match and therefore no compensation cost to the Company.
Life Insurance
The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the covered participants. Death benefits due to participants are approximately $2,950,000. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $2,924,000 and $3,076,000 at January 31, 2015 and 2014, respectively. Death benefits payable under the policies were approximately $5,696,000 and $5,990,000 at January 31, 2015 and 2014, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2015 and 2014:

	1/31/2015	1/31/2014
Liability beginning of year	$2,401,000	$2,316,000
Accretion expense	104,000	85,000
Present value of death benefits paid	(117,000)	—
Liability end of year	$2,388,000	$2,401,000

5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 518,626 awards during fiscal 2014. As of January 31, 2015, there were approximately 878,694 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted no awards during fiscal 2014. As of January 31, 2015, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

			Expense for 12 months ended			Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	1/31/2015	1/31/2014	1/31/2013	1/31/2015
2011 Stock Incentive Plan
06/24/2014	28,626	1 year	$49,000	$—	$—	$25,000
06/24/2014	490,000	5 years	171,000	—	—	1,108,000
12/03/2013	10,000	1 year	13,000	6,000	—	—
12/03/2013	18,000	5 years	—	1,000	—	—
06/25/2013	71,430	1 year	50,000	100,000	—	—
06/19/2012	31,250	1 year	—	17,000	33,000	—
06/19/2012	520,000	5 years	157,000	160,000	111,000	366,000
2007 Stock Incentive Plan
06/19/2012	78,125	1 year	—	41,000	82,000	—
03/21/2012	40,000	Immediate	—	—	80,000	—
06/21/2011	68,960	1 year	—	—	67,000	—
06/16/2009	382,500	5 years	62,000	198,000	226,000	—
06/19/2007	262,500	5 years	—	—	99,000	—
Totals for the period			$502,000	$523,000	$698,000	$1,499,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2015		2014		2013
	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units
Outstanding at beginning of year	544,430	$1.87	743,375	$1.89	290,960	$3.80
Granted	518,626	2.61	99,430	2.07	669,375	1.62
Vested	(232,430)	2.38	(260,375)	2.01	(204,960)	3.63
Forfeited	(18,000)	2.61	(38,000)	2.00	(12,000)	3.5
Outstanding at end of year	812,626	1.87	544,430	1.87	743,375	1.89
Weighted-average fair value of restricted stock units granted during the year		$2.61		$2.07		$1.62
The aggregate fair value of restricted stock unit awards vested during fiscal years 2014, 2013 and 2012 was $553,000, $523,000 and $744,000, respectively.
6. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate using the liability method as follows (in thousands):

	Year ended January 31,
	2015	2014	2013
Statutory	$312	$(929)	$(1,373)
State taxes (net of federal tax)	144	(47)	(124)
Change in valuation allowance	(248)	(253)	1,480
State rate adjustment	(8)	82	49
Change in unrecognized tax benefits	(19)	(32)	(246)
Other	(112)	176	5
Income tax expense (benefit)	$69	$(1,003)	$(209)
Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	Year ended January 31,
	2015	2014	2013
Current
Federal	$—	$1	$—
State	35	(24)	(275)
	35	(23)	(275)
Deferred
Federal	232	(753)	(1,192)
State	48	23	(223)
	280	(730)	(1,415)
Change in Valuation Allowance	(246)	(250)	1,481
	34	(980)	66
Income tax expense (benefit)	$69	$(1,003)	$(209)

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	Year ended January 31,
	2015	2014
Deferred tax assets
Accrued vacation and sick leave	$1,003	$913
Retirement plans	10,887	8,960
Insurance reserves	830	956
Warranty	487	481
Net operating loss carryforwards	13,303	12,494
Intangibles	145	207
Inventory	1,472	1,590
Other	595	907
	$28,722	$26,508
Deferred tax liabilities
Tax in excess of book depreciation	$(1,458)	$(1,407)
Other	(85)	(76)
	$(1,543)	$(1,483)
Valuation allowance	(26,399)	(24,210)
Net deferred tax asset	$780	$815
Reported as:
Current deferred tax assets	$156	$203
Long-term deferred tax assets	624	611
The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2013 to January 31, 2015 (in thousands):

	January 31,
	2015	2014
Balances as of February 1,	$52	$106
Increases related to prior year tax positions	3	—
Decreases related to prior year tax positions	—	(9)
Increases related to current year tax positions	6	5
Decreases relating to settlements with taxing authorities	—	(19)
Decreases related to lapsing of statute of limitations	(25)	(31)
Balance as of January 31,	$36	$52
At January 31, 2015, the Company’s unrecognized tax benefits associated with uncertain tax positions were $36,000, of which $24,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $6,000 at January 31, 2015, and $16,000 at January 31, 2014. The Company closed its IRS examination for its tax return for the year ended January 31, 2011 with no changes. The Company is currently under IRS examination for the year ended January 31, 2013. No adjustments have been proposed. The years ended January 31, 2012 and forward remain open for examination by the IRS. The fiscal years ended January 31, 2011 and forward remain open for examination by state tax authorities. The Company is not currently under state examination.
During 2014 and 2013, the Company completed Texas income tax examinations of the tax years ending January 31, 2008 and 2009, respectively. The examination did not materially impact the Consolidated Statements of Operations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2015, it is reasonably possible that unrecognized tax benefits will decrease by $8,000 within the next 12 months due to the expiration of the statute of limitations.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $26,399,000 and $24,210,000 at January 31, 2015 and 2014, respectively. At January 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes, expiring at various dates through 2035. At January 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $26,340,000 and $54,332,000, respectively.
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
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2015, are as follows:

Year ending January 31,
2016	$3,364
2017	4,059
2018	4,541
2019	4,176
2020	4,157
Thereafter	347
Total minimum lease payments	20,644
Less sublease revenues	—
$20,644
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2015	$6,025
2014	6,555
2013	6,629
The Company has issued purchase commitments for raw materials at January 31, 2015, of approximately $9,664,000. There were no commitments in excess of normal operating requirements.
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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $2,130,000 and $2,425,000 at January 31, 2015 and 2014, respectively, based upon the Company’s estimated payout period of five years using a 0.5% and 0.5% discount rate, respectively.
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

Year ending January 31,
2015	$400
2016	375
2017	375
2018	375
2019	375
Thereafter	250
Total	2,150
Discount to net present value	(20)
$2,130
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from five years to 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. The following is a summary of the Company’s warranty-claim activity during 2014 and 2013.

	January 31,
(In thousands)	2015	2014
Beginning balance	$1,000	$1,000
Provision for current year	650	600
Provision for (benefits from) prior year	(258)	(220)
Costs incurred	(442)	(380)
Ending balance	$950	$1,000

10. Subsequent Events
The Company has evaluated events subsequent to January 31, 2015, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or additional disclosure in the financial statements except for Amendment No. 9, dated March 31, 2015 to the Revolving Credit and Security Agreement, dated as of December 22, 2011, which is disclosed in the notes to the consolidated financial statements.
11. Quarterly Results (Unaudited)
The Company’s quarterly results for the years ended January 31, 2015 and 2014, as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
Year ended January 31, 2015
Net sales*	$23,383	$53,042	$62,273	$25,354
Gross profit*	8,030	20,696	20,672	6,000
Net (loss) income	(3,855)	5,203	4,632	(5,131)
Per common share
Net (loss) income**
Basic	$(0.26)	$0.35	$0.31	$(0.35)
Assuming dilution	(0.26)	0.35	0.31	(0.35)
Year ended January 31, 2014
Net sales*	$19,713	$56,794	$59,055	$19,480
Gross profit*	6,232	21,447	20,762	4,113
Net (loss) income	(4,447)	6,210	3,408	(6,901)
Per common share
Net (loss) income**
Basic	$(0.31)	$0.43	$0.23	$(0.47)
Assuming dilution	(0.31)	0.42	0.23	(0.47)
 ______________________________

*
The Company revised the presentation of previously reported amounts to be consistent with the presentation for the year ended January 31, 2015. The changes resulted in decreases to net sales, gross margin and selling, general, and administrative expenses for the quarters ended January 31, 2015 and 2014, respectively.

** Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2015.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2015.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2015, 2014 AND 2013
(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2015	$200	$115	$115	$200
January 31, 2014	$275	$3	$78	$200
January 31, 2013	$350	$75	$150	$275
Warranty reserve for the period ended:
January 31, 2015	$1,000	$442	$492	$950
January 31, 2014	$1,000	$380	$380	$1,000
January 31, 2013	$1,400	$140	$540	$1,000
Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2015	$2,425	$—	$295	$2,130
January 31, 2014	$2,985	$—	$560	$2,425
January 31, 2013	$2,915	$70	$—	$2,985
Deferred tax valuation allowance for the period ended:
January 31, 2015	$24,210	$2,189	$—	$26,399
January 31, 2014	$24,601	$—	$391	$24,210
January 31, 2013	$22,859	$1,742	$—	$24,601
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

VIRCO MFG. CORPORATION

Date: April 24, 2015	By:	/s/ Robert A. Virtue
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 24, 2015
Robert A. Virtue

/s/ Douglas A. Virtue	President and Chief Operating Officer	April 24, 2015
Douglas A. Virtue

/s/ Robert E. Dose	Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 24, 2015
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 24, 2015
Bassey Yau

/s/ Mike DiGregorio	Director	April 24, 2015
Mike DiGregorio

/s/ Don Rudkin	Director	April 24, 2015
Don Rudkin

/s/ Robert Lind	Director	April 24, 2015
Robert Lind

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2015

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 1 to the Company’s Form 8-A12B (Commission File No. 001-08777), filed with the Commission on June 18, 2007).

3.2
Second Amended and Restated Bylaws of the Company dated September 10, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-08777), filed with the Commission on September 12, 2014).

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

10.5
Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.6
Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.7
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

10.8	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

10.9
Revolving Credit and Security Agreement dated as of December 22, 2011 by and among Virco Mfg. Corporation and Virco Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 22, 2011).

10.10
First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.11
Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2012).

10.12
Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.13
Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2012).

Exhibit Number	Description
10.14
Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).

10.15
Sixth Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.16
Seventh Amendment to Revolving Credit and Security Agreement, dated as of April 15, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2014).

10.17
Eighth Amendment to Revolving Credit and Security Agreement, dated as of August 18, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.18	First Amendment to the Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the Commission on May 23, 2014).

10.19	Form of Agreement with Resigning Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2014).

10.20*
Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the Commission on April 24, 2015).

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