Form 10-Q
period 2015-04-30
VIRCO MFG CORPORATION
filed 2015-06-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2015

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

Common Stock, $.01 par value — 14,852,640 shares as of June 5, 2015.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2015	1/31/2015	4/30/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$580	$470	$1,471
Trade accounts receivables, net	9,798	10,614	8,914
Other receivables	39	43	75
Income tax receivable	258	267	311
Inventories
Finished goods	12,680	5,602	13,175
Work in process	19,136	11,487	18,775
Raw materials and supplies	10,434	9,589	9,642
	42,250	26,678	41,592
Deferred tax assets, net	156	156	203
Prepaid expenses and other current assets	1,597	743	1,924
Total current assets	54,678	38,971	54,490
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	851	851	1,193
Buildings and building improvements	46,443	47,047	47,290
Machinery and equipment	108,533	110,060	113,948
Leasehold improvements	1,909	1,909	2,177
	159,407	161,538	166,279
Less accumulated depreciation and amortization	124,114	126,317	130,376
Net property, plant and equipment	35,293	35,221	35,903
Deferred tax assets, net	601	624	611
Other assets	6,981	6,995	6,851
Total assets	$97,553	$81,811	$97,855
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2015	1/31/2015	4/30/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$15,931	$9,901	$16,640
Accrued compensation and employee benefits	4,054	4,199	3,865
Current portion of long-term debt	14,691	3,366	14,586
Deferred tax liabilities	—	—	—
Other accrued liabilities	4,793	3,939	5,348
Total current liabilities	39,469	21,405	40,439
Non-current liabilities
Accrued self-insurance retention	2,503	1,730	2,539
Accrued pension expenses	28,447	28,986	23,538
Income tax payable	45	42	44
Long-term debt, less current portion	6,153	6,153	6,000
Other accrued liabilities	924	922	1,090
Total non-current liabilities	38,072	37,833	33,211
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,852,640 shares at 4/30/2015 and 1/30/2015 ; and 14,718,414 at 4/30/2014	149	149	147
Additional paid-in capital	116,470	116,348	116,111
Accumulated deficit	(76,868)	(73,690)	(78,394)
Accumulated other comprehensive loss	(19,739)	(20,234)	(13,659)
Total stockholders’ equity	20,012	22,573	24,205
Total liabilities and stockholders’ equity	$97,553	$81,811	$97,855
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Operations
Unaudited (Note 1)

	Three months ended
	4/30/2015	4/30/2014
	(In thousands, except per share data)
Net sales	$23,048	$23,383
Costs of goods sold	14,854	15,353
Gross profit	8,194	8,030
Selling, general and administrative expenses	11,043	11,575
Gain on sale of property, plant & equipment	(8)	—
Operating income ( loss)	(2,841)	(3,545)
Interest expense, net	298	329
Income (loss) before income taxes	(3,139)	(3,874)
Income tax expense (benefit)	39	(19)
Net income (loss)	$(3,178)	$(3,855)

Net income (loss) per common share (a):
Basic	$(0.21)	$(0.26)
Diluted	$(0.21)	$(0.26)
Weighted average shares outstanding (a):
Basic	14,824	14,718
Diluted	14,824	14,718
 _______________

(a)	Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended
	4/30/2015	4/30/2014
	(In thousands)
Net income (loss)	$(3,178)	$(3,855)
Other comprehensive income (loss) :
Pension adjustments	495	321
Comprehensive income (loss)	$(2,683)	$(3,534)

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Three months ended
	4/30/2015	4/30/2014
	(In thousands)
Operating activities
Net income (loss)	$(3,178)	$(3,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,130	1,071
Provision for doubtful accounts	15	20
(Gain) loss on sale of property, plant and equipment	(8)	—
Deferred income taxes	23	—
Stock-based compensation	122	133
Amortization of net actuarial (gain) loss for pension plans, net of tax	495	321
Changes in operating assets and liabilities:
Trade accounts receivable	801	(438)
Other receivables	4	(23)
Inventories	(15,572)	(13,812)
Income taxes	12	(46)
Prepaid expenses and other current assets	(840)	(191)
Accounts payable and accrued liabilities	6,973	5,569
Net cash provided by (used in) operating activities	(10,023)	(11,251)
Investing activities
Capital expenditures	(1,200)	(667)
Proceeds from sale of property, plant and equipment	8	—
Net investment in life insurance	—	—
Net cash provided by (used in) investing activities	(1,192)	(667)
Financing activities
Proceeds from long-term debt	22,300	20,586
Repayment of long-term debt	(10,975)	(8,248)
Net cash provided by (used in) financing activities	11,325	12,338

Net increase (decrease) in cash	110	420
Cash at beginning of year	470	1,051
Cash at end of year	$580	$1,471
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2015
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The balance sheet at January 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Form 10-K”). Certain reclassifications have been made to the prior year statement of operations to conform to the current year presentation. Reclassifications did not have a material impact to the statement of operations. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Correction of Immaterial Errors
In connection with the preparation of the January 31, 2015 consolidated financial statements, the Company determined that certain payments directly made to customers, which were previously included in selling, general, and administrative expenses, should instead be reflected as decreases to net sales. The current year Condensed Consolidated Statement of Operations properly reflects payments directly made to customers as decreases to net sales. While the amounts included in prior year were considered to be immaterial, the Company elected to revise the presentation of previously reported amounts to be consistent with the presentation for the quarter ended April 30, 2015. The change resulted in decreases to net sales, gross margin and selling, general, and administrative expenses of $147,000 for the quarter ended April 30, 2014.
Note 3. Seasonality
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has historically relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers.
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

In April 2015, the FASB issued an Accounting Standards Update that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of that note payable presented in the balance sheet. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity is required to apply the amendments in the Accounting Standards Update retrospectively to all prior periods. We are currently assessing the potential impact that the adoption of the Accounting Standards Update will have on our consolidated financial statements.

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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	4/30/2015	1/31/2015	4/30/2014
	(in thousands)
Revolving credit line	$20,691	$9,366	$20,586
Other	153	153	—
Total debt	20,844	9,519	20,586
Less current portion	14,691	3,366	14,586
Non-current portion	$6,153	$6,153	$6,000

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2017 and has a maximum availability of $50,000,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.75% to 2.75%. The interest rate at April 30, 2015 was 4%. Approximately $8,407,000 was available for borrowing as of April 30, 2015.
The Credit Agreement prohibits the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the first quarter of 2015. Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year.

The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at April 30, 2015 and 2014, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, “Accounting for Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2015. The effective tax rate for the quarter ended April 30, 2015 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The Company is currently under IRS examination for the year ended January 31, 2013. No adjustments have been proposed. The years ended January 31, 2012 and forward remain open for examination by the IRS. The fiscal years ended January 31, 2011 and forward remain open for examination by state tax authorities. The Company is not currently under state examination.
During 2014, the Company completed Texas income tax examinations of the tax years ending January 31, 2010 and 2011, respectively. The examination did not materially impact the Consolidated Statements of Operations.
As of April 30, 2015, the Company has $45,000 of uncertain tax positions accrued. The specific timing of when the resolution of each tax position will be reached is uncertain. As of April 30, 2015, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Note 8. Net Income (Loss) per Share

	Three Months Ended
	4/30/2015	4/30/2014
	(In thousands, except per share data)
Net income (loss)	$(3,178)	$(3,855)
Average shares outstanding (a)	14,824	14,718
Net effect of dilutive stock options based on the treasury stock method using average market price	—	—
Totals	14,824	14,718

Net income (loss) per share - basic	$(0.21)	$(0.26)
Net income (loss) per share - diluted	$(0.21)	$(0.26)
(a) All exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2015 and 2014, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2015 and 2014, was 233,000 and 266,000, respectively.
Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2011

Plan during the quarter ended April 30, 2015. As of April 30, 2015, there were approximately 878,694 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2014 and 0 awards under the 2007 Plan during the quarter ended April 30, 2015. As of April 30, 2015, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at April 30, 2015 and 2014:

			Expense for 3 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	4/30/2015	4/30/2014	4/30/2015
2011 Stock Incentive Plan
6/24/2014	28,626	1 year	$19,000	$—	$6,000
6/24/2014	490,000	5 years	64,000	—	1,044,000
12/3/2013	10,000	1 year	—	9,000	—
6/25/2013	71,430	1 year	—	37,000	—
6/19/2012	520,000	5 years	39,000	40,000	327,000
2007 Stock Incentive Plan
6/16/2009	382,500	5 years	—	47,000	—
Totals for the period			$122,000	$133,000	$1,377,000
Note 10. Stockholders’ Equity
During the three months ended April 30, 2015, the Company did not repurchase any shares of its common stock. As of April 30, 2015, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program approved by the Board of Directors, subject to restriction under the Company's Credit Agreement with PNC. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.
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
The Company also provides a non-qualified plan for certain former non-employee directors of the Company (the “Non-Employee Directors Retirement Plan”). The Non-Employee Directors Retirement Plan provides a lifetime annual retirement benefit equal to the director’s annual retainer fee for the fiscal year in which the director terminated his or her position with the Board, subject to the director having provided 10 years of service to the Company. As more fully described in the Form 10-K, benefit accruals under this plan were frozen effective December 31, 2003.

The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	4/30/2015	4/30/2014	4/30/2015	4/30/2014	4/30/2015	4/30/2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	324	315	105	88	3	4
Expected return on plan assets	(324)	(275)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	375	284	120	45	—	(8)
Benefit cost	$375	$324	$225	$133	$3	$(4)
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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2015 and 2014.

	Three Months Ended
	4/30/2015	4/30/2014
	(In thousands)
Beginning balance	$950	$1,000
Provision	83	135
Costs incurred	(83)	(135)
Ending balance	$950	$1,000
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
For the three months ended April 30, 2015, the Company incurred a pre-tax loss of $3,139,000 on net sales of $23,048,000 compared to a pre-tax loss of $3,874,000 on net sales of $23,383,000 in the same period last year.
Net sales for the three months ended April 30, 2015 decreased by $335,000, a 1.4% decrease, compared to the same period last year. This decrease was the result of an increase in selling prices of approximately $1.0 million offset by a reduction in unit volume. The Company began the quarter ended April 30, 2015 with a backlog that was approximately $1.6 million less than at the start of the first quarter last year. Unit volume for the quarter was adversely impacted by severe weather in parts of the country in February and by and reductions in bond funded new school construction completions. Backlog at April 30, 2015 increased by approximately 1.9% to $23,855,000 compared to $23,407,000 at April 30, 2014.
As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2015 (“Form 10-K”), the Company implemented a variety of cost saving initiatives in prior years that have reduced the number of full time employees, among other cost savings. This reduced cost structure has helped the Company reduce operating losses during the seasonally slower first quarter. The reduction in headcount was concentrated in manufacturing, and included both direct labor and indirect positions. The Company has aggressively shifted to temporary workers to meet the seasonal demand for production and distribution.
Order rates for the first quarter of 2015 were 4.9% higher than the first quarter of last year. While this increase is welcome, the month by month trends continue to be volatile. Order rates for February 2015 were 38% lower than the prior year because severe weather conditions closed schools in many parts of the country. Order rates in March and April of 2015 were significantly higher than last year, resulting in an overall improvement for the quarter.
Gross margin in the first quarter increased on slightly lower revenues to $8,194,000 from $8,030,000 in the prior year. Gross margin as a percentage of sales increased to 35.6% for the three months ended April 30, 2015 compared to 34.3% in the same period last year. The improvement in gross margin was attributable to a slight increase in selling prices and a reduction in raw material costs during the same period.
Selling, general and administrative expenses for the three months ended April 30, 2015, decreased by approximately $532,000 compared to the same period last year, and decreased as a percentage of sales by 1.6%. The first quarter of 2014 included non-recurring legal expenses and the cost of a sales program that terminated in 2014.
In the first quarter of 2015 the Company did not record a significant income tax expense. During the fourth quarter of 2011 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance, the effective income tax expense / (benefit) is expected to be relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states. Interest expense was slightly less for the three months ended April 30, 2015 compared to the same period last year as a result of lower borrowings.
Liquidity and Capital Resources
Accounts receivable were higher at April 30, 2015 than at April 30, 2014 due to the timing of sales during the quarter. Sales were lower in February but higher during March and April. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company started the current fiscal year with nearly $1,100,000 less inventory than in the prior year. During the quarter, the Company increased inventory by approximately $15,572,000 compared to January 31, 2015. This increase was approximately $1,760,000 greater than the increase in 2014, in anticipation of a compressed peak season delivery cycle. The increase in inventory during the first quarter of 2015 was financed through the Company's credit facility with PNC Bank, National Association ("PNC").
Borrowing under the Company's revolving line of credit with PNC at April 30, 2015 was comparable to last year. The Company established a goal of limiting capital spending to less than the Company's anticipated depreciation expense. Capital spending for the three months ended April 30, 2015 was $1,200,000 compared to $667,000 for the same period last year. The increase was primarily due to timing of expenditures. The increases in capital expenditures were for enhancements to the Company’s ERP system and for the purchase of equipment at the expiration of their operating leases during the quarter. Capital expenditures are being financed through the Company's credit facility with PNC and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2015, was $10,023,000 compared to $11,251,000 for the same period last year. The decrease in cash used was primarily attributable to an improvement in operating results, collection of receivables, and an increase in the growth of accounts payable and accrued liabilities relating to the building of inventory.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Approximately $8,407,000 was available for borrowing as of April 30, 2015.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2015.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 31.1 — Certification of Robert A. Virtue, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
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

VIRCO MFG. CORPORATION
Date: June 12, 2015	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance