Form 10-Q
period 2015-07-31
VIRCO MFG CORPORATION
filed 2015-09-11
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2015

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

Common Stock, $.01 par value — 14,998,187 shares as of September 5, 2015.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2015	1/31/2015	7/31/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,490	$470	$1,130
Trade accounts receivables, net	33,883	10,614	29,414
Other receivables	141	43	47
Income tax receivable	288	267	317
Inventories
Finished goods	16,998	5,602	20,145
Work in process	13,961	11,487	15,161
Raw materials and supplies	10,827	9,589	9,977
	41,786	26,678	45,283
Deferred tax assets, net	156	156	203
Prepaid expenses and other current assets	1,334	743	1,350
Total current assets	79,078	38,971	77,744
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	851	851	1,189
Buildings and building improvements	46,443	47,047	47,047
Machinery and equipment	107,275	110,060	113,152
Leasehold improvements	1,895	1,909	1,957
	158,135	161,538	165,016
Less accumulated depreciation and amortization	122,849	126,317	128,970
Net property, plant and equipment	35,286	35,221	36,046
Deferred tax assets, net	569	624	305
Other assets	6,953	6,995	6,990
Total assets	$121,886	$81,811	$121,085
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2015	1/31/2015	7/31/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$19,240	$9,901	$20,382
Accrued compensation and employee benefits	4,793	4,199	3,860
Current portion of long-term debt	24,708	3,366	27,545
Deferred tax liabilities	—	—	—
Other accrued liabilities	7,818	3,939	7,293
Total current liabilities	56,559	21,405	59,080
Non-current liabilities
Accrued self-insurance retention	2,379	1,730	2,020
Accrued pension expenses	27,907	28,986	23,132
Income tax payable	37	42	37
Long-term debt, less current portion	6,153	6,153	6,000
Other accrued liabilities	976	922	1,092
Total non-current liabilities	37,452	37,833	32,281
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,998,187 shares at 7/31/2015 and 14,852,640 at 1/31/2015 and 7/31/2014	150	149	148
Additional paid-in capital	116,385	116,348	116,105
Accumulated deficit	(69,416)	(73,690)	(73,191)
Accumulated other comprehensive loss	(19,244)	(20,234)	(13,338)
Total stockholders’ equity	27,875	22,573	29,724
Total liabilities and stockholders’ equity	$121,886	$81,811	$121,085
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	7/31/2015	7/31/2014
	(In thousands, except per share data)
Net sales	$61,072	$53,042
Costs of goods sold	37,076	32,346
Gross profit	23,996	20,696
Selling, general and administrative expenses	16,055	14,620
Gain on sale of property, plant & equipment	—	—
Restructuring expense	—	62
Operating income (loss)	7,941	6,014
Interest expense, net	453	505
Income (loss) before income taxes	7,488	5,509
Income tax expense (benefit)	38	306
Net income (loss)	$7,450	$5,203

Net income (loss) per common share:
Basic	$0.50	$0.35
Diluted	$0.49	$0.35
Weighted average shares outstanding:
Basic	14,887	14,725
Diluted	15,176	14,874

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Six months ended
	7/31/2015	7/31/2014
	(In thousands, except per share data)
Net sales	$84,120	$76,425
Costs of goods sold	51,930	47,699
Gross profit	32,190	28,726
Selling, general and administrative expenses	27,097	26,195
Gain on sale of property, plant & equipment	(8)	—
Restructing expense	—	62
Operating income ( loss)	5,101	2,469
Interest expense, net	750	834
Income (loss) before income taxes	4,351	1,635
Income tax expense (benefit)	77	287
Net income (loss)	$4,274	$1,348

Net income (loss) per common share:
Basic	$0.29	$0.09
Diluted	$0.28	$0.09
Weighted average shares outstanding:
Basic	14,856	14,687
Diluted	15,139	14,839

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended
	7/31/2015	7/31/2014
	(In thousands)
Net income (loss)	$7,450	$5,203
Other comprehensive income (loss) :
Pension adjustments	495	321
Comprehensive income (loss)	$7,945	$5,524

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Six months ended
	7/31/2015	7/31/2014
	(In thousands)
Net income (loss)	$4,274	$1,348
Other comprehensive income (loss) :
Pension adjustments	990	642
Comprehensive income (loss)	$5,264	$1,990

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Six months ended
	7/31/2015	7/31/2014
	(In thousands)
Operating activities
Net income (loss)	$4,274	$1,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,312	2,168
Provision for doubtful accounts	43	60
(Gain) loss on sale of property, plant and equipment	(8)	—
Deferred income taxes	55	275
Stock-based compensation	244	259
Amortization of net actuarial (gain) loss for pension plans, net of tax	990	642
Changes in operating assets and liabilities:
Trade accounts receivable	(23,312)	(20,978)
Other receivables	(98)	5
Inventories	(15,108)	(17,504)
Income taxes	(27)	(27)
Prepaid expenses and other current assets	(550)	244
Accounts payable and accrued liabilities	13,436	10,324
Net cash provided by (used in) operating activities	(17,749)	(23,184)
Investing activities
Capital expenditures	(2,375)	(1,904)
Proceeds from sale of property, plant and equipment	8	—
Net cash provided by (used in) investing activities	(2,367)	(1,904)
Financing activities
Proceeds from long-term debt	31,960	33,545
Repayment of long-term debt	(10,618)	(8,248)
Common stock repurchased	(206)	(130)
Net cash provided by (used in) financing activities	21,136	25,167

Net increase (decrease) in cash	1,020	79
Cash at beginning of year	470	1,051
Cash at end of year	$1,490	$1,130
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2015
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The balance sheet at January 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Form 10-K”). Certain reclassifications have been made to the prior year statement of operations to conform to the current year presentation. Reclassifications did not have a material impact to the statement of operations. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Correction of Immaterial Errors
In connection with the preparation of the January 31, 2015 consolidated financial statements, the Company determined that certain payments directly made to customers, which were previously included in selling, general, and administrative expenses, should instead be reflected as decreases to net sales. The current year Condensed Consolidated Statement of Operations properly reflects payments directly made to customers as decreases to net sales. While the amounts included in prior year were considered to be immaterial, the Company elected to revise the presentation of previously reported amounts to be consistent with the presentation for the quarter ended July 31, 2015. The change resulted in decreases to net sales, gross margin and selling, general, and administrative expenses of $150,000 and $297,000 for the three and six months ended July 31, 2014, respectively.
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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	7/31/2015	1/31/2015	7/31/2014
	(in thousands)
Revolving credit line	$30,708	$9,366	$33,545
Other	153	153	—
Total debt	30,861	9,519	33,545
Less current portion	24,708	3,366	27,545
Non-current portion	$6,153	$6,153	$6,000

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2017 and has a maximum availability of $50,000,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.75% to 2.75%. The interest rate at July 31, 2015 was 4%. Approximately $25,595,000 was available for borrowing as of July 31, 2015.
The Credit Agreement prohibits the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the first two quarters of 2015. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. On June 18, 2015, the Company entered into Amendment No.

10 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 18, 2015 through August 15, 2015.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at July 31, 2015 and 2014, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2015. The effective tax rate for the quarter ended July 31, 2015 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The years ended January 31, 2012, January 31, 2014 and subsequent years remain open for examination by the IRS. The fiscal years ended January 31, 2011 and subsequent years remain open for examination by state tax authorities. The Company is not currently under IRS or state examination.
As of July 31, 2015, the Company has $37,000 of uncertain tax positions accrued. The specific timing of when the resolution of each tax position will be reached is uncertain. As of July 31, 2015, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Note 8. Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2015	7/31/2014	7/31/2015	7/31/2014
	(In thousands, except per share data)
Net income (loss)	$7,450	$5,203	$4,274	$1,348
Weighted average shares outstanding	14,887	14,725	14,856	14,687
Net effect of dilutive share-based on the treasury stock method using average market price	289	149	283	152
Totals	15,176	14,874	15,139	14,839

Net income (loss) per share - basic	$0.50	$0.35	$0.29	$0.09
Net income (loss) per share - diluted	$0.49	$0.35	$0.28	$0.09

Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 75,174 awards under the 2011 Plan during the three and six month periods ended July 31, 2015. As of July 31, 2015, there were approximately 803,520 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2014 and 0 awards under the 2007 Plan during the quarter ended July 31, 2015. As of July 31, 2015, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at July 31, 2015 and 2014:

			Expense for 3 months ended		Expense for 6 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	7/31/2015	7/31/2014	7/31/2015	7/31/2014	7/31/2015
2011 Stock Incentive Plan
6/22/2015	48,000	4 years	$5,000	$—	5,000	$—	$127,000
6/22/2015	27,174	1 year	13,000	—	13,000	—	62,000
6/24/2014	28,626	1 year	6,000	13,000	25,000	13,000	—
6/24/2014	490,000	5 years	61,000	43,000	125,000	43,000	920,000
12/3/2013	10,000	1 year	—	6,000	—	12,000	—
6/25/2013	71,430	1 year	—	13,000	—	50,000	—
6/19/2012	520,000	5 years	38,000	39,000	77,000	79,000	270,000
2007 Stock Incentive Plan
6/16/2009	382,500	5 years	—	15,000	—	62,000	—
Totals for the period			$123,000	$129,000	$245,000	$259,000	$1,379,000

Note 10. Stockholders’ Equity
At April 30, 2015, $1.1 million remained available for repurchases of the Company’s common stock pursuant to the Company’s repurchase program. During the second quarter the Board of Directors terminated the repurchase plan. Prior to the termination of the repurchase plan, the Company did not repurchase any shares of its common stock during the three or six months ended July 31, 2015. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.
Note 11. Retirement Plans
The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). Benefits under the Employees Retirement Plan are based on years of service and career average earnings. As more fully described in the Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003.

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months ended July 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2015	7/31/2014	7/31/2015	7/31/2014	7/31/2015	7/31/2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	324	315	105	88	3	4
Expected return on plan assets	(324)	(275)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	375	284	120	45	—	(8)
Benefit cost	$375	$324	$225	$133	$3	$(4)

	Six Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2015	7/31/2014	7/31/2015	7/31/2014	7/31/2015	7/31/2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	648	630	210	176	6	8
Expected return on plan assets	(648)	(550)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	750	568	240	90	—	(16)
Benefit cost	$750	$648	$450	$266	$6	$(8)

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
The following is a summary of the Company’s warranty-claim activity for the three months and six months ended July 31, 2015 and 2014.

	Three Months Ended		Six Months Ended
	7/31/2015	7/31/2014	7/31/2015	7/31/2014
	(In thousands)
Beginning balance	$950	$1,000	$950	$1,000
Provision	112	83	193	218
Costs incurred	(62)	(83)	(143)	(218)
Ending balance	$1,000	$1,000	$1,000	$1,000

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
For the three months ended July 31, 2015, the Company earned a pre-tax profit of $7,488,000 on sales of $61,072,000 compared to a pre-tax profit of $5,509,000 on sales of $53,042,000 in the prior year.
Net sales for the three months ended July 31, 2015 increased by $8,030,000 or 15.1%. This increase was attributable to increased volume of approximately $6.5 million and the balance attributable to increased selling prices. The Company began the quarter with a backlog of orders that was approximately $420,000 greater than the prior year. Order rates for the quarter increased by approximately 8.5% compared to the prior year. Ending backlog at July 31, 2015 was $39.1 million compared to $40.1 million at the same date last year.
The second quarter results reflected continued increase in seasonality of the Company’s business. Many school districts were affected by severe winter storms at the beginning of 2015. These storms affected deliveries in the first quarter, which pushed orders and deliveries into the second quarter. Many of these same districts were required to extend school further into the summer to meet the minimum number of required instruction days, effectively delaying the beginning of the summer delivery window. Other school districts have accelerated the beginning of back to school, also impacting the summer delivery window. Second quarter sales were also impacted by the composition of orders. The Company experienced a $1 million reduction in sales of bond funded project business. The reduction in bond funded project business was offset by growth in business that is traditionally funded by the operating budgets of the schools.
As discussed more fully in the Form 10-K for the fiscal year ended January 31, 2015 (“Form 10-K”), the Company implemented a variety of cost saving initiatives in prior years that have reduced the number of full time employees, among other cost savings. This reduced cost structure has helped the Company reduce operating losses in the seasonally slower first quarter. The reduction in headcount in prior years was concentrated in manufacturing, and included both direct and indirect positions. The Company aggressively shifted to temporary workers to meet the seasonal demand for production and distribution.
Gross margin as a percentage of sales increased to 39.3% for the three months ended July 31, 2015 compared to 39.0% in the same period last year. Gross margin was favorably affected by an increase in selling prices as discussed above, slightly increased overhead absorption as a result of a 4% increase in production hours, and stable costs for raw materials. The improvements in margin were partially offset by increased factory costs to service the shrinking summer delivery window while utilizing more temporary labor. Compared to the second quarter of 2014, the Company started the second quarter of 2015 with $658,000 more inventory, ended the quarter with $3.5 million less inventory, yet supported a 15% increase in shipments, and improved upon the level of customer service.
Selling, general and administrative expenses for the three months ended July 31, 2015 increased by $1,435,000 compared to the same period last year , but decreased as a percentage of sales by 1.3%. The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses, and increased variable compensation expenses, primarily composed of a $700,000 provision for performance bonuses. These increases were partially offset by a reduction in legal expenses. The prior year included what the Company believes were non- recurring legal costs related to protecting the Company against infringement of certain patents. Interest expense decreased due to decreased levels of borrowing.
For the six months ended July 31, 2015, the Company earned a pre-tax profit of $4,351,000 on net sales of $84,120,000 compared to a pre-tax profit of $1,635,000 on net sales of $76,425,000 in the same period last year. Net sales for the six months ended July 31, 2014 increased by $7,695,000 compared to the same period last year. This increase was the result of a $5 million increase in unit volume and the balance attributable to increased selling prices. The Company began the year with a backlog of orders that was approximately $1.6 million less than the prior year. Order rates for the first six months increased by approximately 7.4% compared to the prior year. Ending backlog at July 31, 2015 was $39.1 million compared to $40.1 million at the same date last year.
Gross margin as a percentage of sales improved to 38.3% for the six months ended July 31, 2015 compared to 37.6% in the same period last year. Gross margin was favorably affected by an increase in selling prices as discussed above, a 1% increase in production rates, and stable raw material costs.
Selling, general and administrative expenses for the six months ended July 31, 2015 increased by approximately $900,000 compared to the same period last year but decreased as a percentage of sales by 2.1%. The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses, and increased variable compensation expenses, primarily composed of a $700,000 provision for anticipated performance bonuses. These increases were partially offset by a reduction in legal expenses. The prior year included what the Company believes were non- recurring legal costs. Interest expense decreased due to decreased levels of borrowing.

In the first six months of 2015 the Company did not record significant income tax expense / (benefit). During the fourth quarter of 2010 the Company established a valuation allowance on the majority of deferred tax assets. The effective income tax rate for the quarter ended July 31, 2015 was impacted by the valuation allowance and state income and franchise taxes.
Liquidity and Capital Resources
As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $23,312,000 from January 31, 2015 to July 31, 2015. This compares to prior year when accounts receivable grew by $20,978,000 during the same period. The accounts receivable balance was $4,469,000 higher at July 31, 2015 than at July 31, 2014 due to increased sales in the second quarter.

For the first six months, the Company increased inventory by approximately $15,108,000 at July 31, 2015 compared to January 31, 2015. This compares to an increase of $17,504,000 during the same period last year. Inventory at July 31, 2015 was $3,497,000 less than the prior year. The increase in accounts receivable and inventory at July 31, 2015 compared to the January 31, 2015, was financed in part by vendor credit, which naturally increases with increased second quarter business activity, and the balance through the Company's credit facility with PNC Bank.

Interest expense decreased by approximately $84,000 for the six months ended July 31, 2015, compared to the same period last year. The decrease was primarily due to decreased borrowing levels under the Company's line of credit with PNC Bank National Association (“PNC Bank”).

Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2015 decreased by approximately $2,837,000 compared to the borrowings at July 31, 2014. The Company established a goal of limiting capital spending to less than $3,000,000 for fiscal year 2015, which is less than the Company's anticipated depreciation expense. Capital spending for the six months ended July 31, 2014 was $2,375,000 compared to $1,904,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

Net cash used in operating activities for the six months ended July 31, 2015, was $17,749,000 compared to $23,184,000 for the same period last year. The decrease in cash used was primarily attributable to an increase net income and an increase in accounts payable and accrued liabilities.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended July 31, 2015.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2015, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — Other Information

Virco Mfg. Corporation

Item 1. Legal Proceedings

The Company has various legal actions pending against it arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these suits and claims, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.1 - Tenth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: September 11, 2015	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance