Form 10-Q
period 2015-10-31
VIRCO MFG CORPORATION
filed 2015-12-15
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015

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

Common Stock, $.01 par value — 14,998,187 shares as of December 4, 2015.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2015	1/31/2015	10/31/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,595	$470	$1,216
Trade accounts receivables, net	20,369	10,614	14,776
Other receivables	141	43	55
Income tax receivable	266	267	299
Inventories
Finished goods	5,179	5,602	6,732
Work in process	12,858	11,487	11,676
Raw materials and supplies	9,131	9,589	10,018
	27,168	26,678	28,426
Deferred tax assets, net	156	156	203
Prepaid expenses and other current assets	1,098	743	1,308
Total current assets	50,793	38,971	46,283
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	851	851	851
Buildings and building improvements	46,448	47,047	47,047
Machinery and equipment	105,289	110,060	112,228
Leasehold improvements	1,758	1,909	1,894
	156,017	161,538	163,691
Less accumulated depreciation and amortization	120,742	126,317	128,095
Net property, plant and equipment	35,275	35,221	35,596
Deferred tax assets, net	445	624	545
Other assets	6,932	6,995	6,969
Total assets	$93,445	$81,811	$89,393
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2015	1/31/2015	10/31/2014
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$13,189	$9,901	$12,248
Accrued compensation and employee benefits	5,383	4,199	4,012
Current portion of long-term debt	68	3,366	2,018
Deferred tax liabilities	—	—	—
Other accrued liabilities	5,808	3,939	4,885
Total current liabilities	24,448	21,405	23,163
Non-current liabilities
Accrued self-insurance retention	2,050	1,730	2,083
Accrued pension expenses	27,368	28,986	22,063
Income tax payable	40	42	39
Long-term debt, less current portion	4,064	6,153	6,153
Other accrued liabilities	978	922	1,095
Total non-current liabilities	34,500	37,833	31,433
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,998,187 shares at 10/31/2015 and 14,852,640 at 1/31/2015 and 10/31/2014	150	149	148
Additional paid-in capital	116,510	116,348	116,226
Accumulated deficit	(63,414)	(73,690)	(68,560)
Accumulated other comprehensive loss	(18,749)	(20,234)	(13,017)
Total stockholders’ equity	34,497	22,573	34,797
Total liabilities and stockholders’ equity	$93,445	$81,811	$89,393
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	10/31/2015	10/31/2014
	(In thousands, except per share data)
Net sales	$64,981	$62,273
Costs of goods sold	41,771	41,601
Gross profit	23,210	20,672
Selling, general and administrative expenses	16,674	15,881
Loss (gain) on sale of property, plant & equipment	17	(2)
Restructuring expense	—	—
Operating income (loss)	6,519	4,793
Interest expense, net	379	393
Income (loss) before income taxes	6,140	4,400
Income tax expense (benefit)	137	(232)
Net income (loss)	$6,003	$4,632

Net income (loss) per common share:
Basic	$0.40	$0.31
Diluted	$0.39	$0.31
Weighted average shares outstanding:
Basic	14,971	14,824
Diluted	15,324	15,054

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Nine months ended
	10/31/2015	10/31/2014
	(In thousands, except per share data)
Net sales	$149,100	$138,698
Costs of goods sold	93,701	89,300
Gross profit	55,399	49,398
Selling, general and administrative expenses	43,771	42,076
Loss (gain) on sale of property, plant & equipment	9	(2)
Restructuring expense	—	62
Operating income ( loss)	11,619	7,262
Interest expense, net	1,129	1,227
Income (loss) before income taxes	10,490	6,035
Income tax expense (benefit)	214	55
Net income (loss)	$10,276	$5,980

Net income (loss) per common share:
Basic	$0.69	$0.41
Diluted	$0.67	$0.40
Weighted average shares outstanding:
Basic	14,895	14,747
Diluted	15,227	14,934

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Three months ended
	10/31/2015	10/31/2014
	(In thousands)
Net income (loss)	$6,003	$4,632
Other comprehensive income (loss) :
Pension adjustments	495	321
Comprehensive income (loss)	$6,498	$4,953

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
Unaudited (Note 1)

	Nine months ended
	10/31/2015	10/31/2014
	(In thousands)
Net income (loss)	$10,276	$5,980
Other comprehensive income (loss) :
Pension adjustments	1,485	963
Comprehensive income (loss)	$11,761	$6,943

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Nine months ended
	10/31/2015	10/31/2014
	(In thousands)
Operating activities
Net income (loss)	$10,276	$5,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,518	3,300
Provision for doubtful accounts	58	115
(Gain) loss on sale of property, plant and equipment	9	(2)
Deferred income taxes	179	36
Stock-based compensation	370	380
Amortization of net actuarial (gain) loss for pension plans, net of tax	1,485	963
Changes in operating assets and liabilities:
Trade accounts receivable	(9,814)	(6,423)
Other receivables	(98)	(3)
Inventories	(490)	(646)
Income taxes	(2)	(9)
Prepaid expenses and other current assets	(292)	307
Accounts payable and accrued liabilities	5,095	(1,044)
Net cash provided by (used in) operating activities	10,294	2,954
Investing activities
Capital expenditures	(3,583)	(2,584)
Proceeds from sale of property, plant and equipment	8	2
Net cash provided by (used in) investing activities	(3,575)	(2,582)
Financing activities
Proceeds from long-term debt	31,960	33,750
Repayment of long-term debt	(37,348)	(33,827)
Common stock repurchased	(206)	(130)
Net cash provided by (used in) financing activities	(5,594)	(207)

Net increase (decrease) in cash	1,125	165
Cash at beginning of period	470	1,051
Cash at end of period	$1,595	$1,216
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2015
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2016. The balance sheet at January 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Correction of Immaterial Errors
In connection with the preparation of the January 31, 2015 consolidated financial statements, the Company determined that certain payments directly made to customers, which were previously included in selling, general, and administrative expenses, should instead be reflected as decreases to net sales. The current year Condensed Consolidated Statement of Operations properly reflects payments directly made to customers as decreases to net sales. While the amounts included in prior year were considered to be immaterial, the Company elected to revise the presentation of previously reported amounts to be consistent with the presentation for the quarter ended October 31, 2015. The change resulted in decreases to net sales, gross margin and selling, general, and administrative expenses of $379,000 and $676,000 for the three and nine months ended October 31, 2014, respectively.
Note 3. Seasonality
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers.
The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory.
Note 4. New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") an updated standard on revenue recognition. This ASU will supersede the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using US GAAP and International Financial Reporting Standards.  The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. In doing so the Company may be required to use more judgment and make more estimates than under current authoritative guidance. ASU 2014-09 will be effective for the Company in the first quarter of fiscal

2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

In April 2015, the FASB issued an Accounting Standards Update that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of that note payable presented in the balance sheet. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity is required to apply the amendments in the Accounting Standards Update retrospectively to all prior periods. The adoption of the Accounting Standards will have no impact on our consolidated financial statements.

In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and requires prospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 6. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	10/31/2015	1/31/2015	10/31/2014
	(in thousands)
Revolving credit line	$4,018	$9,366	$7,967
Other	114	153	204
Total debt	4,132	9,519	8,171
Less current portion	68	3,366	2,018
Non-current portion	$4,064	$6,153	$6,153

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2017 and has a maximum availability of $50,000,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.75% to 1.75% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.75% to 2.75%. The interest rate at October 31, 2015 was 4%. Approximately $13,331,000 was available for borrowing as of October 31, 2015.
The Credit Agreement prohibits the Company from issuing dividends or making payments with respect to the Company's capital stock, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2)

fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the first three quarters of 2015. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. On June 18, 2015, the Company entered into Amendment No. 10 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 18, 2015 through August 15, 2015. On December 2, 2015, the Company entered into Amendment No. 11 to the Credit Agreement which, among other things, modified the clean down requirement, commencing in calendar year 2015, during the period between October 1st and December 31st of each year to permit Revolving Advances in the aggregate to exceed $6,000,000 at any time for a period of 30 consecutive days during such period.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at October 31, 2015 and 2014, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 7. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at October 31, 2015. The effective tax rate for the quarter ended October 31, 2015 was impacted by the valuation allowance recognized against state deferred tax assets and discrete items associated with non-taxable permanent differences.
The years ended January 31, 2012, January 31, 2014 and subsequent years remain open for examination by the IRS. The fiscal years ended January 31, 2011 and subsequent years remain open for examination by state tax authorities. The Company is not currently under IRS or state examination.
As of October 31, 2015, the Company has $137,000 of uncertain tax positions accrued. The specific timing of when the resolution of each tax position will be reached is uncertain. As of October 31, 2015, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Note 8. Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	10/31/2015	10/31/2014	10/31/2015	10/31/2014
	(In thousands, except per share data)
Net income (loss)	$6,003	$4,632	$10,276	$5,980
Weighted average shares outstanding	14,971	14,824	14,895	14,747
Net effect of dilutive share-based on the treasury stock method using average market price	353	230	332	187
Totals	15,324	15,054	15,227	14,934

Net income (loss) per share - basic	$0.40	$0.31	$0.69	$0.41
Net income (loss) per share - diluted	$0.39	$0.31	$0.67	$0.40

Note 9. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 75,174 awards under the 2011 Plan during the nine month periods ended October 31, 2015. As of October 31, 2015, there were approximately 803,520 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during 2015 and 0 awards under the 2007 Plan during the quarter ended October 31, 2015. As of October 31, 2015, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at October 31, 2015 and 2014:

			Expense for 3 months ended		Expense for 9 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	10/31/2015	10/31/2014	10/31/2015	10/31/2014	10/31/2015
2011 Stock Incentive Plan
6/22/2015	48,000	4 years	$8,000	$—	$13,000	$—	$118,000
6/22/2015	27,174	1 year	19,000	—	33,000	—	44,000
6/24/2014	28,626	1 year	—	18,000	25,000	31,000	—
6/24/2014	490,000	5 years	60,000	64,000	185,000	107,000	860,000
12/3/2013	10,000	1 year	—	—	—	12,000	—
6/25/2013	71,430	1 year	—	—	—	50,000	—
6/19/2012	520,000	5 years	37,000	39,000	114,000	118,000	233,000
2007 Stock Incentive Plan
6/16/2009	382,500	5 years	—	—	—	62,000	—
Totals for the period			$124,000	$121,000	$370,000	$380,000	$1,255,000

Note 10. Stockholders’ Equity
In June 2015, the Board of Directors terminated the Company's common stock repurchase plan. Prior to the termination, the Company did not repurchase any shares of its common stock during nine months ended October 31, 2015. Pursuant to the Company’s Credit Agreement with PNC, the Company is prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock.
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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months ended October 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2015	10/31/2014	10/31/2015	10/31/2014	10/31/2015	10/31/2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	324	315	105	88	3	4
Expected return on plan assets	(324)	(275)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	375	284	120	45	—	(8)
Benefit cost	$375	$324	$225	$133	$3	$(4)

	Nine Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2015	10/31/2014	10/31/2015	10/31/2014	10/31/2015	10/31/2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	972	945	315	264	9	12
Expected return on plan assets	(972)	(825)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	1,125	852	360	135	—	(24)
Benefit cost	$1,125	$972	$675	$399	$9	$(12)

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
The following is a summary of the Company’s warranty-claim activity for the three months and nine months ended October 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	10/31/2015	10/31/2014	10/31/2015	10/31/2014
	(In thousands)
Beginning balance	$1,000	$1,000	$950	$1,000
Provision	89	134	332	352
Costs incurred	(89)	(134)	(282)	(352)
Ending balance	$1,000	$1,000	$1,000	$1,000

Note 13. Subsequent Events
On December 2, 2015, the Company entered into Amendment No. 11 to the Credit Agreement which, among other things, modified the clean down requirement, commencing in calendar year 2015, during the period between October 1st and December 31st of each year to permit Revolving Advances in the aggregate to exceed $6,000,000 at any time for a period of 30 consecutive days during such period.
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
The Company’s business activity and results of operations for the three and nine month periods ended October 31, 2015 continue to show strength and improvement following the deep recessionary environment which began in 2008 and continued through 2013. Most states tax revenues have recovered to levels existing prior to the 2008 recession and the Company’s order rates have been reflecting this improvement. However, bond funded new school construction and major renovations continue to remain at levels well below levels experienced prior to the recession.
Virco’s business is extremely seasonal, with approximately 50% of the company’s annual revenue occurring in the months of June, July, and August. Orders are nearly as seasonal with approximately 45% of annual orders received in May, June, and July. Typically, June is the largest month for orders followed by July. The current year more closely followed the traditional seasonal norms. The prior year experienced a shift in the timing of both orders and deliveries in the Company's primary market. Because the end of the second quarter falls in the middle of the summer, shifts in order and delivery patterns caused by weather, construction delays, or funding uncertainty can impact the portion of business reported in the second versus third quarter. Orders, which normally peak in June, peaked in July 2014. This shifted more deliveries into the third quarter, which began August 1, 2014. The impact of these factors is typically not significant for the nine months ended October 31.
Heading into the seasonally slow fourth quarter of November through January, business activity appeared to be moderating compared to the trend through the first part of the year. Year-to-date shipments plus our order backlog as of October 31, 2015 increased by 3% compared to the same metric last year. This represents a moderate decrease from the second where shipments plus order backlog increase by 6% compared to the prior year. Our order backlog at October 31, 2015 decreased by approximately $6 million compared to the prior year.
For the three months ended October 31, 2015, the Company earned a pre-tax profit of $6,140,000 compared to a pre-tax profit of $4,400,000 in the same period last year.
Net sales for the three months ended October 31, 2015 increased to $64,981,000, an increase of $2,708,000, or 4.3%, compared to $62,273,000 during the same period last year. The increase was primarily attributable to increases in selling prices.
Gross margin improved to 35.7% compared to 33.2% in the prior year. The increased gross margin was attributable to increased selling prices combined with stable material costs and efficiencies related to increased production levels.
Improvements in margin were offset by a slight increase in variable selling, general and administrative expenses. The increase in variable selling, general, and administrative expenses was primarily due to an accrual for performance bonuses. Interest expense decreased slightly compared to the prior year.
For the nine months ended October 31, 2015, the Company earned a pre-tax profit of $10,490,000 compared to a pre-tax profit of $6,035,000 in the same period last year.
Net sales for the nine months ended October 31, 2015 were $149,100,000, an increase of $10,402,000 or 7.5% increase, compared to $138,698,000 in the same period last year. This increase was the result of an increase in selling price combined with an increase in unit volume.
Gross margin as a percentage of sales improved to 37.2% for the nine months ended October 31, 2015 compared to 35.6% in the same period last year. The improvement in gross margin was attributable to an increase in selling prices, stable material costs, and efficiencies related to increased production levels. Factory production hours for the nine months ended October 31, 2015 increased by 7% compared to the prior year primarily due to the corresponding increase in business activity.
Selling, general and administrative expenses for the nine months ended October 31, 2015 increased by approximately $1,706,000 compared to the same period last year. This increase was the result of variable selling costs and an accrual for performance bonuses.
In the first nine months of 2015 the Company did not record significant income tax expense / (benefit). The effective income tax rate for the quarter ended October 31, 2015 was impacted by the valuation allowance and state income and franchise taxes.

Liquidity and Capital Resources
Interest expense decreased for the nine months ended October 31, 2015 compared to the same period last year. This is primarily due to lower average levels of borrowing under the Company's credit facility with PNC Bank to fund inventory. Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2015 decreased by approximately $4,000,000 compared to October 31, 2014 primarily due to increased levels of cash from operations and timing of payables.

Accounts receivable was greater at October 31, 2015 than at October 31, 2014 due to the timing of third quarter shipments. A larger portion of the current year third quarter revenue was shipped in September and October, which increased the receivable balance at October 31, 2015. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. At the end of the third quarter, inventory increased by approximately $490,000 compared to January 31, 2015 and decreased by $1,258,000 compared to October 31, 2014. The seasonal fluctuation in inventory levels (including the typically large buildup in inventory during the first and second quarters) was financed through the Company's credit facility with PNC Bank and cash provided by operations.
For 2015 the Company adopted a goal of limiting capital spending to less than $3,000,000 for fiscal year 2015, which is less than the Company's anticipated depreciation expense. Capital spending for the nine months ended October 31, 2015 exceeded our target and was $3,583,000 compared to $2,584,000 for the same period last year. The increase in capital expenditures was primarily attributable to increased spending on information systems. Capital expenditures are being financed through the Company's credit facility with PNC Bank and cash flow from operations.
Net cash provided by operating activities for the nine months ended October 31, 2015, was $10,294,000 compared to $2,954,000 for the same period last year. The increase was primarily attributable to improved profitability and slightly increased current liabilities offset by an increase in receivables. The Company has generally relied upon its cash flows from operations and unused borrowing capacity with PNC Bank (which was $13,331,000 as of October 31, 2015) to fund the Company's capital expenditures and working capital needs.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's capital expenditures and working capital needs for the next twelve months.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended October 31, 2015.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
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

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.1 - Eleventh Amendment to Revolving Credit and Security Agreement, dated as of December 2, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: December 15, 2015	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance