Form 10-Q
period 2016-04-30
VIRCO MFG CORPORATION
filed 2016-06-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016

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

Common Stock, $.01 par value — 14,998,187 shares as of June 10, 2016.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2016	1/31/2016	4/30/2015
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,033	$815	$580
Trade accounts receivables, net	8,882	9,929	9,798
Other receivables	67	34	39
Income tax receivable	260	317	258
Inventories, net	53,924	34,603	42,250
Prepaid expenses and other current assets	1,904	990	1,513
Total current assets	66,070	46,688	54,438
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	674	675	851
Buildings and building improvements	46,106	45,860	46,443
Machinery and equipment	102,800	103,969	108,533
Leasehold improvements	684	1,636	1,909
	151,935	153,811	159,407
Less accumulated depreciation and amortization	117,593	118,991	124,114
Net property, plant and equipment	34,342	34,820	35,293
Deferred tax assets, net	698	703	757
Other assets	7,071	7,071	6,843
Total assets	$108,181	$89,282	$97,331
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2016	1/31/2016	4/30/2015
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$16,894	$12,982	$15,931
Accrued compensation and employee benefits	4,355	5,608	4,054
Current portion of long-term debt	18,416	579	14,607
Other accrued liabilities	4,652	3,525	4,793
Total current liabilities	44,317	22,694	39,385
Non-current liabilities
Accrued self-insurance retention	1,869	1,650	2,503
Accrued pension expenses	22,968	23,330	28,447
Income tax payable	39	38	45
Long-term debt, less current portion	5,804	6,028	6,015
Other accrued liabilities	2,556	2,229	924
Total non-current liabilities	33,236	33,275	37,934
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 14,998,187 shares at 04/30/2016 and at 1/31/2016 and 14,852,640 at 04/30/2015	150	150	149
Additional paid-in capital	116,757	116,633	116,470
Accumulated deficit	(72,279)	(69,140)	(76,868)
Accumulated other comprehensive loss	(14,000)	(14,330)	(19,739)
Total stockholders’ equity	30,628	33,313	20,012
Total liabilities and stockholders’ equity	$108,181	$89,282	$97,331
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Operations
Unaudited (Note 1)

	Three months ended
	4/30/2016	4/30/2015
	(In thousands, except per share data)
Net sales	$20,827	$23,048
Costs of goods sold	12,764	14,854
Gross profit	8,063	8,194
Selling, general and administrative expenses	10,909	11,043
Gain on sale of property, plant & equipment	(1)	(8)
Operating loss	(2,845)	(2,841)
Interest expense, net	264	298
Loss before income taxes	(3,109)	(3,139)
Income tax expense	29	39
Net loss	$(3,138)	$(3,178)

Net loss per common share (a):
Basic	$(0.21)	$(0.21)
Diluted	$(0.21)	$(0.21)
Weighted average shares outstanding (a): :
Basic	14,971	14,824
Diluted	14,971	14,824

(a)    Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited (Note 1)

	Three months ended
	4/30/2016	4/30/2015
	(In thousands)
Net loss	$(3,138)	$(3,178)
Other comprehensive loss
Pension adjustments	330	495
Comprehensive loss	$(2,808)	$(2,683)

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Three months ended
	4/30/2016	4/30/2015
	(In thousands)
Operating activities
Net loss	$(3,138)	$(3,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,305	1,130
Provision for doubtful accounts	16	15
Gain on sale of property, plant and equipment	(1)	(8)
Deferred income taxes	5	23
Stock-based compensation	124	122
Amortization of net actuarial loss for pension plans, net of tax	330	495
Changes in operating assets and liabilities:
Trade accounts receivable	1,032	801
Other receivables	(35)	4
Inventories	(19,320)	(15,572)
Income taxes	58	12
Prepaid expenses and other current assets	(893)	(840)
Accounts payable and accrued liabilities	3,991	6,973
Net cash used in operating activities	(16,526)	(10,023)
Investing activities
Capital expenditures	(1,097)	(1,200)
Proceeds from sale of property, plant and equipment	1	8
Net cash used in investing activities	(1,096)	(1,192)
Financing activities
Proceeds from long-term debt	24,600	22,300
Repayment of long-term debt	(6,760)	(10,975)
Common stock repurchased	—	—
Net cash provided by financing activities	17,840	11,325

Net increase in cash	218	110
Cash at beginning of period	815	470
Cash at end of period	$1,033	$580
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2016
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The balance sheet at January 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that the issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The amendments were effective for beginning February 1, 2016 on a retrospective basis; the Company adopted the standard for issuance costs incurred related to its revolving line of credit. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets and $69,000 from other assets to current portion of long-term debt and long-term debt, respectively, as of January 31, 2016. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets and $138,000 from other assets to current portion of long-term debt and long-term debt, respectively, as of April 30, 2015.

Note 4. Inventories
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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of April 30, 2016, January 31, 2016 and April 30, 2015:

	4/30/2016	1/31/2016	4/30/2015
Finished goods	$21,984	$10,233	$14,917
WIP	21,086	13,443	17,776
Raw materials	10,854	10,927	9,557
Inventories, net	$53,924	$34,603	$42,250

In connection with the preparation of the consolidated financial statements, the Company determined that its reserve for excess and obsolete inventory had previously been applied exclusively to the Finished goods portion of inventory, when it should have been applied against Finished goods, Work in process, and Raw materials and supplies, based on the identification of the specific parts determined to be held in excess or obsolete. The Company evaluated the impact of this error on prior year financial statements and concluded that it was immaterial for the quarter ended April 30, 2015, and for all interim periods within the fiscal year ending January 31, 2016. While the amounts included in the prior year disclosure were considered to be immaterial, the Company elected to revise the disclosure of previously reported amounts to be consistent with the presentation as of April 30, 2016 and January 31, 2016. The changes resulted in no change to Inventories, net. The changes resulted in an increase to Finished goods of $2,237,000, a decrease to Work in process of $1,360,000, and a decrease to Raw materials and supplies of $877,000 as of April 30, 2015.
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	4/30/2016	1/31/2016	4/30/2015
	(in thousands)
Revolving credit line	$24,140	$6,510	$20,469
Other	80	97	153
Total debt	24,220	6,607	20,622
Less current portion	18,416	579	14,607
Non-current portion	$5,804	$6,028	$6,015

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2017 and has a maximum availability of $49,750,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at April 30, 2016 was 4%. Approximately $8,860,000 was available for borrowing as of April 30, 2016.
The Credit Agreement restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the first quarter of fiscal 2017. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 60 consecutive days each fiscal year. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 1, 2016 through August 15, 2016.

The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at April 30, 2016 and 2015, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at April 30, 2016.
The years ended January 31, 2012, January 31, 2014 and subsequent years remain open for examination by the IRS. The fiscal years ended January 31, 2012 and subsequent years remain open for examination by state tax authorities. The Company is not currently under IRS or state examination.
We do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
Note 7. Net Loss per Share

	Three Months Ended
	4/30/2016	4/30/2015
	(In thousands, except per share data)
Net loss	$(3,138)	$(3,178)
Weighted average shares outstanding (a)	14,971	14,824
Net effect of dilutive share-based on the treasury stock method using average market price	—	—
Totals	14,971	14,824

Net income per share - basic	$(0.21)	$(0.21)
Net income per share - diluted	$(0.21)	$(0.21)
(a) All exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2016 and 2015, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2016 and 2015, was 270,000 and 233,000, respectively.

Note 8. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2011 Plan during the quarter ended April 30, 2016. As of April 30, 2016, there were approximately 803,520 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during the quarter ended April 30, 2016. As of April 30, 2016, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at April 30, 2016 and 2015:

			Expense for 3 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	4/30/2016	4/30/2015	4/30/2016
2011 Stock Incentive Plan
06/22/2015	48,000	4 years	$8,000	$—	$102,000
06/22/2015	27,174	1 year	19,000	19,000	6,000
06/24/2014	490,000	5 years	60,000	64,000	740,000
06/19/2012	520,000	5 years	37,000	39,000	160,000
Totals for the period			$124,000	$122,000	$1,008,000

Note 9. Stockholders’ Equity

In June 2015, the Board of Directors terminated the Company's common stock repurchase plan. Pursuant to the Company’s Credit Agreement with PNC, the Company is generally prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement with PNC which, among other things, amended the restrictions on share repurchases to allow repurchases under certain circumstances and within certain dollar limitations.

Note 10. Retirement Plans
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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan
	4/30/2016	4/30/2015	4/30/2016	4/30/2015
Service cost	$—	$—	$—	$—
Interest cost	296	324	90	105
Expected return on plan assets	(284)	(324)	—	—
Amortization of transition amount	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	291	375	77	120
Benefit cost	$303	$375	$167	$225

Note 11. Warranty Accrual
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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2016 and 2015.

	Three Months Ended
	4/30/2016	4/30/2015
	(In thousands)
Beginning balance	$1,000	$950
Provision	129	83
Costs incurred	(129)	(83)
Ending balance	$1,000	$950

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
For the three months ended April 30, 2016, the Company incurred a pre-tax loss of $3,109,000 on net sales of $20,827,000 compared to a pre-tax loss of $3,139,000 on net sales of $23,048,000 in the same period last year.
Net sales for the three months ended April 30, 2016 decreased by $2,221,000, a 9.6% decrease, compared to the same period last year. This decrease was primarily due to reduction in unit volume, attributable primarily to changes in the timing of customer shipments rather than reduced business activity. Order rates for the quarter increased by approximately 15% compared to the prior year period, driven by increased project business, which is more likely to be delivered in the summer months when school is not in session. The Company began the quarter ended April 30, 2016 with a backlog that was approximately $0.4 million more than at the start of the first quarter last year. Backlog at April 30, 2016 increased by nearly 33.0% to $31,843,000 compared to $23,855,000 at April 30, 2015.
Order rates for the first quarter ended April 30, 2016 were 15.0% higher than the first fiscal quarter of last year. While this increase is welcome, the month by month trends continue to be volatile. Order rates for February 2016, which is traditionally a fairly slow month, were 40% higher than the prior year because severe weather conditions closed schools in many parts of the country in February 2015. Order rates in March and April of 2016 were moderately higher than last year, resulting in a 15% improvement for the quarter. The increase in project business contributes to the monthly volatility in orders as well as contributes to heightened seasonality for sales, as projects are likely to be delivered in the summer when school is out of session.
As discussed more fully in the Company's Form 10-K for the fiscal year ended January 31, 2016 filed on April 26, 2016 (the “Form 10-K”), the Company implemented a variety of cost saving initiatives in prior years that have reduced the number of full time employees. The reduction in headcount was concentrated in manufacturing. This reduced cost structure has helped the Company reduce operating losses during the seasonally slow first and fourth fiscal quarters. In recent years the Company aggressively utilized temporary workers to meet the seasonal demand for production and distribution. As there are practical limits to the use of temporary labor relating to both efficiency and quality, in the current quarter the Company has produced more inventory in the slow winter months in preparation for the summer 2016 delivery season. While the Company still plans to use significant temporary resources during the summer months, depending upon actual sales volume the use of temporary labor may decline. In addition, the Company has expanded the selection of “quick ship” stocked items and has promised more rapid delivery for items in the quick ship program. Both of these marketing programs increase the need for finished goods and component inventory. Production levels for the first quarter were nearly 10% greater than in the prior year. This contributed to improved manufacturing efficiencies and increased overhead absorption for the quarter.
Gross margin in the three months ended April 30, 2016 decreased on lower revenues to $8,063,000 from $8,194,000 in the prior year. Gross margin as a percentage of sales increased to 38.7% for the three months ended April 30, 2016 compared to 35.6% in the same period last year. The improvement in gross margin was primarily attributable to the manufacturing efficiencies discussed above. The Company incurred a slight increase in raw material costs during the same period. In the prior year the Company benefitted from favorable commodity costs. For the current year, we are seeing noticeable increases in the cost of some commodities, particularly steel.
Selling, general and administrative expenses for the three months ended April 30, 2016, decreased by approximately $134,000 compared to the same period last year, but increased as a percentage of sales due to reduced sales volume.
In the three months ended April 30, 2016, the Company did not record a significant income tax expense / (benefit). During the fourth quarter of 2012 the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance, the effective income tax expense / (benefit) is relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.
It is reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion or all of our valuation allowance related to deferred tax assets will no longer be appropriate.  If such a determination is made, release of the valuation allowance related to deferred tax assets would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made.
Interest expense was slightly less for the three months ended April 30, 2016 compared to the same period last year as a result of lower interest rates.
Liquidity and Capital Resources
Accounts receivable were lower at April 30, 2016 than at April 30, 2015 due to reduced sales during the quarter. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. As discussed above, the Company is intentionally building additional inventory during the slow season in an effort to improve efficiency and improve the level of on time delivery. The Company started the current fiscal year with nearly $8,000,000 more inventory than in the prior year. During the first quarter, the Company increased inventory by approximately $19,320,000 compared to January 31, 2016. This increase was approximately $3,750,000 greater than the increase during the comparable fiscal quarter last year, in anticipation of more timely deliveries and a compressed peak season delivery cycle. The increase in inventory during the first quarter of this year was financed through the Company's credit facility with PNC Bank, National Association ("PNC").
Borrowing under the Company's revolving line of credit with PNC at April 30, 2016 increased by approximately $3,671,000 compared to last year, primarily due to the increase in inventory. The Company established a goal of limiting capital spending to less than the Company's anticipated depreciation expense. Capital spending for the three months ended April 30, 2016 was $1,097,000 compared to $1,200,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC and operating cash flow.
Net cash used in operating activities for the three months ended April 30, 2016, was $16,526,000 compared to $10,023,000 for the same period last year. The increase in cash used was primarily attributable to increased production of inventory and a smaller increase in vendor credit and accrued liabilities.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Approximately $8,860,000 was available for borrowing as of April 30, 2016.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended April 30, 2016.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K under "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2016. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the fiscal quarter ending April 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — Other Information

Virco Mfg. Corporation

Item 1. Legal Proceedings

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position, or cash flows of the Company.
Item 1A. Risk Factors
You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which was filed with the SEC on April 26, 2016. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.23 — Twelfth Amendment to Revolving Credit and Security Agreement, dated as of April 4, 2016, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Commission on April 26, 2016).
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

VIRCO MFG. CORPORATION
Date: June 13, 2016	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)