Form 10-Q
period 2016-07-31
VIRCO MFG CORPORATION
filed 2016-09-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2016

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

Common Stock, $.01 par value — 15,179,664 shares as of September 9, 2016.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2016	1/31/2016	7/31/2015
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$2,428	$815	$1,490
Trade accounts receivables, net	33,835	9,929	33,883
Other receivables	43	34	141
Income tax receivable	268	317	288
Inventories, net	51,871	34,603	41,786
Prepaid expenses and other current assets	1,461	990	1,250
Total current assets	89,906	46,688	78,838
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	674	675	851
Buildings and building improvements	46,019	45,860	46,443
Machinery and equipment	100,693	103,969	107,275
Leasehold improvements	684	1,636	1,895
	149,741	153,811	158,135
Less accumulated depreciation and amortization	115,339	118,991	122,849
Net property, plant and equipment	34,402	34,820	35,286
Deferred tax assets, net	573	703	725
Other assets	7,071	7,071	6,843
Total assets	$131,952	$89,282	$121,692
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2016	1/31/2016	7/31/2015
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$18,014	$12,982	$19,240
Accrued compensation and employee benefits	5,632	5,608	4,793
Current portion of long-term debt	31,068	579	24,749
Other accrued liabilities	7,280	3,525	7,693
Total current liabilities	61,994	22,694	56,475
Non-current liabilities
Accrued self-insurance retention	1,315	1,650	2,379
Accrued pension expenses	22,606	23,330	27,907
Income tax payable	31	38	37
Long-term debt, less current portion	5,936	6,028	6,043
Other accrued liabilities	2,339	2,229	976
Total non-current liabilities	32,227	33,275	37,342
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,179,664 shares at 7/31/2016 and 14,998,187 at 1/31/2016 and 7/31/2015	152	150	150
Additional paid-in capital	116,643	116,633	116,385
Accumulated deficit	(65,394)	(69,140)	(69,416)
Accumulated other comprehensive loss	(13,670)	(14,330)	(19,244)
Total stockholders’ equity	37,731	33,313	27,875
Total liabilities and stockholders’ equity	$131,952	$89,282	$121,692
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	7/31/2016	7/31/2015
	(In thousands, except per share data)
Net sales	$61,354	$61,072
Costs of goods sold	37,616	37,076
Gross profit	23,738	23,996
Selling, general and administrative expenses	16,226	16,055
Gain on sale of property, plant & equipment	—	—
Operating income	7,512	7,941
Interest expense, net	486	453
Income before income taxes	7,026	7,488
Income tax expense	140	38
Net income	$6,886	$7,450

Net income per common share:
Basic	$0.46	$0.50
Diluted	$0.45	$0.49
Weighted average shares outstanding: :
Basic	15,036	14,887
Diluted	15,147	15,176

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Six months ended
	7/31/2016	7/31/2015
	(In thousands, except per share data)
Net sales	$82,181	$84,120
Costs of goods sold	50,380	51,930
Gross profit	31,801	32,190
Selling, general and administrative expenses	27,135	27,097
Gain on sale of property, plant & equipment	(1)	(8)
Operating income	4,667	5,101
Interest expense, net	750	750
Income before income taxes	3,917	4,351
Income tax expense	170	77
Net income	$3,747	$4,274

Net income per common share:
Basic	$0.25	$0.29
Diluted	$0.25	$0.28
Weighted average shares outstanding:
Basic	15,004	14,856
Diluted	15,100	15,139

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Three months ended
	7/31/2016	7/31/2015
	(In thousands)
Net income	$6,886	$7,450
Other comprehensive income
Pension adjustments	330	495
Comprehensive income	$7,216	$7,945

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Six months ended
	7/31/2016	7/31/2015
	(In thousands)
Net income	$3,747	$4,274
Other comprehensive income:
Pension adjustments	660	990
Comprehensive income	$4,407	$5,264

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Six months ended
	7/31/2016	7/31/2015
	(In thousands)
Operating activities
Net income	$3,747	$4,274
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,555	2,312
Provision for doubtful accounts	53	43
Gain on sale of property, plant and equipment	(1)	(8)
Deferred income taxes	129	55
Stock-based compensation	276	244
Amortization of net actuarial loss for pension plans, net of tax	660	990
Changes in operating assets and liabilities:
Trade accounts receivable	(23,940)	(23,312)
Other receivables	(8)	(98)
Inventories	(17,268)	(15,108)
Income taxes	42	(27)
Prepaid expenses and other current assets	(471)	(550)
Accounts payable and accrued liabilities	7,640	13,436
Net cash used in operating activities	(26,586)	(17,749)
Investing activities
Capital expenditures	(1,935)	(2,375)
Proceeds from sale of property, plant and equipment	1	8
Net cash used in investing activities	(1,934)	(2,367)
Financing activities
Proceeds from long-term debt	37,004	31,960
Repayment of long-term debt	(6,607)	(10,618)
Common stock repurchased	(264)	(206)
Net cash provided by financing activities	30,133	21,136

Net increase in cash	1,613	1,020
Cash at beginning of period	815	470
Cash at end of period	$2,428	$1,490
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2016
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The balance sheet at January 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that the issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The amendments were effective for beginning February 1, 2016 on a retrospective basis; the Company adopted the standard for issuance costs incurred related to its revolving line of credit. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets to current portion of long-term debt, $125,000 from other accrued liabilities to current portion of long-term debt and $69,000 from other assets to long-term debt to as of January 31, 2016. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets to current portion of long-term debt, $125,000 from other accrued liabilities to current portion of long-term debt and $110,000 from other assets to long-term debt as of July 31, 2015.

Note 4. Inventories
Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or Net Realizable Value and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Allowances for slow moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of July 31, 2016, January 31, 2016 and July 31, 2015:

	7/31/2016	1/31/2016	7/31/2015
Finished goods	22,461	10,233	19,227
WIP	17,250	13,443	12,652
Raw materials	12,160	10,927	9,907
Inventories, net	51,871	34,603	41,786

In connection with the preparation of the consolidated financial statements, the Company determined that its reserve for excess and obsolete inventory had previously been applied exclusively to the Finished goods portion of inventory, when it should have been applied against Finished goods, Work in process, and Raw materials and supplies, based on the identification of the specific parts determined to be held in excess or obsolete. The Company evaluated the impact of this error on prior year financial statements and concluded that it was immaterial for the quarter ended July 31, 2015, and for all interim periods within the fiscal year ending January 31, 2016. While the amounts included in the prior year disclosure were considered to be immaterial, the Company elected to revise the disclosure of previously reported amounts to be consistent with the presentation as of July 31, 2016 and January 31, 2016. The changes resulted in no change to Inventories, net. The changes resulted in an increase to Finished goods of $2,229,000, a decrease to Work in process of $1,309,000, and a decrease to Raw materials and supplies of $920,000 as of July 31, 2015.
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	7/31/2016	1/31/2016	7/31/2015
	(in thousands)
Revolving credit line	$36,979	$6,595	$30,657
Other	25	12	135
Total debt	37,004	6,607	30,792
Less current portion	31,068	579	24,749
Non-current portion	$5,936	$6,028	$6,043

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2019 and has a maximum availability of $49,750,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at July 31, 2016 was 4.5%. Approximately $25,252,000 was available for borrowing as of July 31, 2016.
The Credit Agreement restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the second quarter of fiscal 2017. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 1, 2016 through August 15, 2016 and modified the clean down provision to reduce borrowings under the line to less than $6,000,000 from a period of 60 consecutive days to 30 consecutive days.

The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at July 31, 2016 and 2015, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Based on this consideration, the Company determined the realization of a majority of the net deferred tax assets do not meet the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets at July 31, 2016.
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
Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2016	7/31/2015	7/31/2016	7/31/2015
	(In thousands, except per share data)
Net income	$6,886	$7,450	$3,747	$4,274
Weighted average shares outstanding	15,036	14,887	15,004	14,856
Net effect of dilutive share-based on the treasury stock method using average market price	111	289	96	283
Totals	15,147	15,176	15,100	15,139

Net income per share - basic	$0.46	$0.50	$0.25	$0.29
Net income per share - diluted	$0.45	$0.49	$0.25	$0.28

Note 8. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”).
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were 87,284 awards granted and 223,174 awards got vested during the quarter ended July 31, 2016. There were approximately 746,236 shares available for future issuance under the 2011 Plan as of July 31, 2016.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted 0 awards under the 2007 Plan during the quarter ended July 31, 2016. As of July 31, 2016, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at July 31, 2016 and 2015:

			Expense for 3 months ended		Expense for 6 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	7/31/2016	7/31/2015	7/31/2016	7/31/2015	7/31/2016
2011 Stock Incentive Plan
06/21/2016	51,284	1 year	$33,000	$—	$33,000	$—	$166,000
06/21/2016	36,000	3 years	8,000	—	8,000	—	132,000
06/22/2015	48,000	4 years	8,000	5,000	16,000	5,000	94,000
06/22/2015	27,174	1 year	6,000	13,000	25,000	13,000	—
06/24/2014	490,000	5 years	60,000	61,000	120,000	125,000	680,000
06/24/2014	28,626	1 year	—	6,000	—	25,000	—
06/19/2012	520,000	5 years	37,000	38,000	74,000	77,000	123,000
Totals for the period			$152,000	$123,000	$276,000	$245,000	$1,195,000

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and six months ended July 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2016	7/31/2015	7/31/2016	7/31/2015	7/31/2016	7/31/2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	296	324	90	105	3	3
Expected return on plan assets	(284)	(324)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	282	375	77	120	(29)	—
Benefit cost	$294	$375	$167	$225	$(26)	$3

	Six Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2016	7/31/2015	7/31/2016	7/31/2015	7/31/2016	7/31/2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	592	648	180	210	6	6
Expected return on plan assets	(568)	(648)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	564	750	154	240	(58)	—
Benefit cost	$588	$750	$334	$450	$(52)	$6

Note 11. Warranty Accrual
The Company provides a warranty against all substantial defects in material and workmanship. In 2005 the Company extended its standard warranty from 5 years to 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three months and six months ended July 31, 2016 and 2015.

	Three Months Ended		Six Months Ended
	7/31/2016	7/31/2015	7/31/2016	7/31/2015
	(In thousands)
Beginning balance	$1,000	$950	$1,000	$950
Provision	47	112	176	193
Costs incurred	(47)	(62)	(176)	(143)
Ending balance	$1,000	$1,000	$1,000	$1,000

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
For the three months ended July 31, 2016, the Company earned a pre-tax profit of $7,026,000 on sales of $61,354,000 compared to a pre-tax profit of $7,488,000 on sales of $61,072,000 in the prior year.
Net sales for the three months ended July 31, 2016 increased by $282,000 or 0.5%. This increase was attributable to a slight increase in volume and relatively flat selling prices. The Company began the quarter with a backlog of orders that was approximately $8 million greater than the prior year. Order rates for the quarter were volatile, with total orders for May and June approximating the prior year and a decline in July. Orders for the quarter decreased by approximately 6% compared to the prior year. Ending backlog at July 31, 2016 was $39.5 million compared to $39.1 million at the same date last year.
The second quarter results reflected continued increase in seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. Although this would suggest that shipments would be pushed forward into July, the Company experienced a sharp increase in orders that specified delivery in August, effectively moving revenue from the second quarter to the third. A comparable trend occurred in order rates. July orders were noticeably lower than the prior year, but August orders reflected an increase.
Gross margin as a percentage of sales decreased to 38.7% for the three months ended July 31, 2016 compared to 39.3% in the same period last year. Selling prices and raw material costs were relatively stable in 2016 compared to 2015, but margins were impacted by the timing of production. In order to support an enhanced quick ship program and to reduce reliance on summer temporary labor, the Company increased production levels by just over 9% in the first quarter. With significantly less temporary labor in the second quarter production rates declined by nearly 10%. Reduced overhead absorption in the second quarter resulted in decreased gross margin for the three months ended July 31, 2016.
Selling, general and administrative expenses for the three months ended July 31, 2016 increased by $171,000 compared to the same period last year, and increased as a percentage of sales by 0.2%. The increase in selling, general and administrative expenses was attributable to increased depreciation expense for investments in technology and selling initiatives. Interest expense increased due to increased levels of borrowing.
For the six months ended July 31, 2016, the Company earned a pre-tax profit of $3,917,000 on net sales of $82,181,000 compared to a pre-tax profit of $4,351,000 on net sales of $84,120,000 in the same period last year. Net sales for the six months ended July 31, 2016 decreased by $1,939,000 compared to the same period last year. This decrease was primarily the result of a reduction in unit volume. The Company began the year with a backlog of orders that was approximately $1.4 million greater than the prior year. Order rates for the first six months increased by approximately 0.4% compared to the prior year.
Gross margin as a percentage of sales improved to 38.7% for the six months ended July 31, 2016 compared to 38.3% in the same period last year. Gross margin was favorably affected by a very slight increase in first quarter selling prices and production efficiencies due to reduced reliance on temporary labor, offset by a 1% decrease in production rates.
Selling, general and administrative expenses for the six months ended July 31, 2016 increased by approximately $38,000 compared to the same period last year and increased as a percentage of sales by 0.8%. The increase in selling, general and administrative expenses was attributable to increased depreciation expense for investments in technology and selling initiatives. Interest expense was comparable to the prior year.

For the six months ended July 31, 2016, the Company did not record a significant income tax expense / (benefit). During the fourth quarter of 2012, the Company established a valuation allowance on the majority of deferred tax assets. Because of this valuation allowance, the effective income tax expense / (benefit) is relatively low, with income tax expense / (benefit) being primarily attributable to alternative minimum taxes combined with income and franchise taxes required by various states.
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

Liquidity and Capital Resources
As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $23,906,000 from January 31, 2016 to July 31, 2016. This compares to prior year when accounts receivable grew by $23,269,000 during the same period. The accounts receivable balance was $48,000 lower at July 31, 2016 than at July 31, 2015 due to timing of shipments.

For the first six months, the Company increased inventory by approximately $17,268,000 at July 31, 2016 compared to January 31, 2016. This compares to an increase of $15,108,000 during the same period last year. Inventory at July 31, 2016 was $10,085,000 more than the prior year. The increase in the amount of inventory for the current year is intended to support an enhanced quick ship program, reduce reliance on temporary workers during the peak season, and to improve delivery performance during an increasingly tight summer delivery window. The increase in accounts receivable and inventory at July 31, 2016 compared to the January 31, 2016, was financed in part by vendor credit, which naturally increases with increased second quarter business activity, and through the Company's credit facility with PNC Bank.

Interest expense for the six months ended July 31, 2016 is comparable to the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2016 increased by approximately $6,322,000 compared to the borrowings at July 31, 2015. The Company established a goal of limiting capital spending to less than $4,000,000 for fiscal year ending January 31, 2017, which is less than the Company's anticipated depreciation expense. Capital spending for the six months ended July 31, 2016 was $1,935,000 compared to $2,375,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

Net cash used in operating activities for the six months ended July 31, 2016, was $26,586,000 compared to $17,749,000 for the same period last year. The increase in cash used was primarily attributable to an increase in inventory and a decrease in the growth in accounts payable and accrued liabilities.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended July 31, 2016.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2016, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K under "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2016. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal control over financial reporting during the fiscal quarter ending July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

VIRCO MFG. CORPORATION
Date: September 14, 2016	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)