Form 10-Q
period 2016-10-31
VIRCO MFG CORPORATION
filed 2016-12-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2016

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

Common Stock, $.01 par value — 15,179,664 shares as of December 9, 2016.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2016	1/31/2016	10/31/2015
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$2,309	$815	$1,595
Trade accounts receivables, net	18,932	9,929	20,369
Other receivables	465	34	141
Income tax receivable	263	317	266
Inventories, net	31,655	34,603	27,168
Prepaid expenses and other current assets	1,279	990	1,014
Total current assets	54,903	46,688	50,553
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	674	675	851
Buildings and building improvements	46,019	45,860	46,448
Machinery and equipment	98,710	103,969	105,289
Leasehold improvements	701	1,636	1,758
	147,775	153,811	156,017
Less accumulated depreciation and amortization	113,550	118,991	120,742
Net property, plant and equipment	34,225	34,820	35,275
Deferred tax assets, net	18,382	703	601
Other assets	7,071	7,071	6,842
Total assets	$114,581	$89,282	$93,271
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2016	1/31/2016	10/31/2015
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$10,587	$12,982	$13,189
Accrued compensation and employee benefits	6,312	5,608	5,383
Current portion of long-term debt	89	579	109
Other accrued liabilities	5,099	3,525	5,683
Total current liabilities	22,087	22,694	24,364
Non-current liabilities
Accrued self-insurance retention	1,200	1,650	2,050
Accrued pension expenses	22,244	23,330	27,368
Income tax payable	33	38	40
Long-term debt, less current portion	4,547	6,028	3,974
Other accrued liabilities	2,245	2,229	978
Total non-current liabilities	30,269	33,275	34,410
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,179,664 shares at 10/31/2016 and 14,998,187 at 1/31/2016 and 10/31/2015	152	150	150
Additional paid-in capital	116,809	116,633	116,510
Accumulated deficit	(41,396)	(69,140)	(63,414)
Accumulated other comprehensive loss	(13,340)	(14,330)	(18,749)
Total stockholders’ equity	62,225	33,313	34,497
Total liabilities and stockholders’ equity	$114,581	$89,282	$93,271
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	10/31/2016	10/31/2015
	(In thousands, except per share data)
Net sales	$67,795	$64,981
Costs of goods sold	43,484	41,771
Gross profit	24,311	23,210
Selling, general and administrative expenses	17,780	16,674
(Gain) loss on sale of property, plant & equipment	(1)	17
Operating income	6,532	6,519
Interest expense, net	326	379
Income before income taxes	6,206	6,140
Income tax (benefit) expense	(17,792)	137
Net income	$23,998	$6,003

Net income per common share:
Basic	$1.59	$0.40
Diluted	$1.57	$0.39
Weighted average shares outstanding: :
Basic	15,128	14,971
Diluted	15,293	15,324

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Nine months ended
	10/31/2016	10/31/2015
	(In thousands, except per share data)
Net sales	$149,976	$149,100
Costs of goods sold	93,864	93,701
Gross profit	56,112	55,399
Selling, general and administrative expenses	44,915	43,771
(Gain) loss on sale of property, plant & equipment	(2)	9
Operating income	11,199	11,619
Interest expense, net	1,076	1,129
Income before income taxes	10,123	10,490
Income tax (benefit) expense	(17,622)	214
Net income	$27,745	$10,276

Net income per common share:
Basic	$1.84	$0.69
Diluted	$1.83	$0.67
Weighted average shares outstanding:
Basic	15,047	14,895
Diluted	15,186	15,227

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Three months ended
	10/31/2016	10/31/2015
	(In thousands)
Net income	$23,998	$6,003
Other comprehensive income
Pension adjustments	330	495
Comprehensive income	$24,328	$6,498

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Nine months ended
	10/31/2016	10/31/2015
	(In thousands)
Net income	$27,745	$10,276
Other comprehensive income:
Pension adjustments	990	1,485
Comprehensive income	$28,735	$11,761

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Nine months ended
	10/31/2016	10/31/2015
	(In thousands)
Operating activities
Net income	$27,745	$10,276
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,794	3,518
Provision for doubtful accounts	68	58
(Gain) loss on sale of property, plant and equipment	(2)	9
Deferred income taxes	(17,680)	179
Stock-based compensation	443	370
Amortization of net actuarial loss for pension plans, net of tax	990	1,485
Changes in operating assets and liabilities:
Trade accounts receivable	(9,053)	(9,814)
Other receivables	(431)	(98)
Inventories, net	2,948	(490)
Income taxes	49	(2)
Prepaid expenses and other current assets	(289)	(292)
Accounts payable and accrued liabilities	(1,615)	5,095
Net cash provided by operating activities	6,967	10,294
Investing activities
Capital expenditures	(3,239)	(3,583)
Proceeds from sale of property, plant and equipment	2	8
Net cash used in investing activities	(3,237)	(3,575)
Financing activities
Proceeds from long-term debt	37,004	31,960
Repayment of long-term debt	(38,976)	(37,348)
Common stock repurchased	(264)	(206)
Net cash used in financing activities	(2,236)	(5,594)

Net increase in cash	1,494	1,125
Cash at beginning of period	815	470
Cash at end of period	$2,309	$1,595
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2016
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2017. The balance sheet at January 31, 2016, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Standards

In April 2015, the FASB amended its existing accounting standards for the presentation of debt issuance costs in the statement of financial position. The amendments generally require that the issuance costs related to a recognized debt obligation be presented as a deduction from the carrying amount of the debt obligation, with the associated amortization recognized as a component of interest expense. The amendments were effective for beginning February 1, 2016 on a retrospective basis; the Company adopted the standard for issuance costs incurred related to its revolving line of credit. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets to current portion of long-term debt, $125,000 from other accrued liabilities to current portion of long-term debt and $69,000 from other assets to long-term debt to as of January 31, 2016. The adoption resulted in the reclassification of $84,000 from prepaid expenses and other current assets to current portion of long-term debt, $125,000 from other accrued liabilities to current portion of long-term debt and $90,000 from other assets to long-term debt as of October 31, 2015.
In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The Company has chosen to early adopt the Update for the year ended January 31, 2016. The Company chose to retrospectively adopt these provisions, which resulted in reclassifications in the Consolidated Balance Sheet as of October 31, 2015, of $156,000 from current Deferred income taxes to long-term Deferred income taxes .

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of October 31, 2016, January 31, 2016 and October 31, 2015:

	10/31/2016	1/31/2016	10/31/2015
Finished goods	9,498	10,233	7,574
WIP	11,906	13,443	11,446
Raw materials	10,251	10,927	8,148
Inventories, net	31,655	34,603	27,168

In connection with the preparation of the January 31, 2016 consolidated financial statements, the Company determined that its reserve for excess and obsolete inventory had previously been applied exclusively to the Finished goods portion of inventory, when it should have been applied against Finished goods, Work in process, and Raw materials and supplies, based on the identification of the specific parts determined to be held in excess or obsolete. The Company evaluated the impact of this error on prior year financial statements and concluded that it was immaterial for the quarter ended October 31, 2015, and for all interim periods within the fiscal year ending January 31, 2016. While the amounts included in the prior year disclosure were considered to be immaterial, the Company elected to revise the disclosure of previously reported amounts to be consistent with the presentation as of October 31, 2016 and January 31, 2016. The changes resulted in no change to Inventories, net. The changes resulted in an increase to Finished goods of $2,395,000, a decrease to Work in process of $1,412,000, and a decrease to Raw materials and supplies of $983,000 as of October 31, 2015.
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	10/31/2016	1/31/2016	10/31/2015
	(in thousands)
Revolving credit line	$4,602	$6,595	$3,950
Other	34	12	133
Total debt	4,636	6,607	4,083
Less current portion	89	579	109
Non-current portion	$4,547	$6,028	$3,974

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2019 and has a maximum availability of $49,750,000, including sub-lines for letters of credit and equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the

Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at October 31, 2016 was 4.5%. Approximately $15,020,000 was available for borrowing as of October 31, 2016.
The Credit Agreement restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million, and contains numerous other covenants, including these financial covenants: (1) minimum tangible net worth, (2) fixed charge coverage ratio, and (3) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the third quarter of fiscal 2017. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 1, 2016 through August 15, 2016 and modified the clean down provision to reduce borrowings under the line to less than $6,000,000 from a period of 60 consecutive days to 30 consecutive days. On October 27, 2016, the Company entered into Amendment No. 13 to the Credit Agreement which, among other things, reduced the maximum availability of $49,750,000 to $49,500,000 to allow for a sub-line for the company's credit card program.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at October 31, 2016 and 2015, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. At October 31, 2016, the Company determined that it was more-likely-than-not to realize the majority of its deferred tax assets, and therefore released its valuation against those assets resulting in a benefit to income taxes of $17,962,000. The Company has left a partial valuation allowance against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

The year January 31, 2014 and subsequent years remain open for examination by the IRS.  The fiscal year ended January 31, 2012 and subsequent years remain open for examination by state tax authorities. The Company is not currently under IRS or state examination. We do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Note 7. Net Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2016	10/31/2015	10/31/2016	10/31/2015
	(In thousands, except per share data)
Net income	$23,998	$6,003	$27,745	$10,276
Weighted average shares outstanding	15,128	14,971	15,047	14,895
Net effect of dilutive share-based on the treasury stock method using average market price	165	353	139	332
Totals	15,293	15,324	15,186	15,227

Net income per share - basic	$1.59	$0.40	$1.84	$0.69
Net income per share - diluted	$1.57	$0.39	$1.83	$0.67

Note 8. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were 87,284 awards granted and 223,174 awards were vested during the second quarter ended July 31, 2016. There were no additional awards granted or vested during the third quarter ended October 31, 2016. There were approximately 746,236 shares available for future issuance under the 2011 Plan as of October 31, 2016.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at October 31, 2016 and 2015:

			Expense for 3 months ended		Expense for 9 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	10/31/2016	10/31/2015	10/31/2016	10/31/2015	10/31/2016
2011 Stock Incentive Plan
06/21/2016	51,284	1 year	$50,000	$—	$83,000	$—	$116,000
06/21/2016	36,000	3 years	12,000	—	20,000	—	120,000
06/22/2015	48,000	4 years	8,000	8,000	24,000	13,000	86,000
06/22/2015	27,174	1 year	—	19,000	25,000	33,000	—
06/24/2014	490,000	5 years	60,000	60,000	180,000	185,000	620,000
06/24/2014	28,626	1 year	—	—	—	25,000	—
06/19/2012	520,000	5 years	37,000	37,000	111,000	114,000	86,000
Totals for the period			$167,000	$124,000	$443,000	$370,000	$1,028,000

Note 9. Stockholders’ Equity

In June 2015, the Board of Directors terminated the Company's common stock repurchase plan. Pursuant to the Company’s Credit Agreement with PNC, the Company is generally prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company’s common stock. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement with PNC which, among other things, amended the restrictions on cash dividends and share repurchases to allow repurchases under certain circumstances and within certain dollar limitations.

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months and nine months ended October 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2016	10/31/2015	10/31/2016	10/31/2015	10/31/2016	10/31/2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	296	324	90	105	3	3
Expected return on plan assets	(284)	(324)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	282	375	77	120	(29)	—
Benefit cost	$294	$375	$167	$225	$(26)	$3

	Nine months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2016	10/31/2015	10/31/2016	10/31/2015	10/31/2016	10/31/2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	888	972	270	315	9	9
Expected return on plan assets	(852)	(972)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	846	1,125	231	360	(87)	—
Benefit cost	$882	$1,125	$501	$675	$(78)	$9

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
The following is a summary of the Company’s warranty-claim activity for the three months and nine months ended October 31, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	10/31/2016	10/31/2015	10/31/2016	10/31/2015
	(In thousands)
Beginning balance	$1,000	$1,000	$1,000	$950
Provision	155	89	331	332
Costs incurred	(155)	(89)	(331)	(282)
Ending balance	$1,000	$1,000	$1,000	$1,000

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
The Company’s business activity and results of operations for the three and nine month periods ended October 31, 2016 reflected a modest improvement in revenue with stable operating profit compared to the prior year. Most states tax revenues have recovered to levels existing prior to the 2008 recession and the Company’s order rates have been reflecting this improvement. However, bond funded new school construction and major renovations continue to remain at levels well below levels experienced prior to the recession.
Virco’s business is extremely seasonal, with approximately 50% of the company’s annual revenue occurring in the months of June, July, and August. Orders are nearly as seasonal with approximately 45% of annual orders received in May, June, and July. Typically, June is the largest month for orders followed by July. The current year largely followed the traditional seasonal norms, with a slight shift from orders traditionally received in July shifting to August.
Year-to-date net sales at October 31, 2016 increased by less than 1% to $149,976,000 in the current year compared to $149,100,000 in the same period last year. Our order backlog at October 31, 2016 increased by approximately $0.5 million compared to the prior year.
For the three months ended October 31, 2016, the Company earned a pre-tax profit of $6,206,000 compared to a pre-tax profit of $6,140,000 in the same period last year.
Net sales for the three months ended October 31, 2016 increased to $67,795,000, an increase of $2,814,000, or 4.3%, compared to $64,981,000 during the same period last year. The increase was primarily attributable to increases in selling volume.
Gross margin as a percentage of sales for the three months ended October 31, 2016 improved to 35.9% compared to 35.7% in the prior year. The increased gross margin was attributable to stable selling prices and material costs and efficiencies in production due to our enhanced stocking program. The Company incurred higher steel prices for purchases in the quarter, but the majority of goods sold were produced earlier in the year and did not bear the higher steel costs. For the current year the Company carried larger quantities of inventory going in to the seasonally high shipping season which facilitated efficiencies in both manufacturing and service costs.
Improvements in margin were offset by an increase in variable selling expenses, technology expenses, and general and administrative expenses. Interest expense decreased slightly compared to the prior year.
For the nine months ended October 31, 2016, the Company earned a pre-tax profit of $10,123,000 compared to a pre-tax profit of $10,490,000 in the same period last year.
Net sales for the nine months ended October 31, 2016 were $149,976,000, an increase of $876,000 or 0.6% increase, compared to $149,100,000 in the same period last year. This increase was the result of an increase in unit volume.
Gross margin as a percentage of sales improved to 37.4% for the nine months ended October 31, 2016 compared to 37.2% in the same period last year. The improvement in gross margin was attributable to stable selling prices and material costs, and efficiencies related to our earlier build of inventory, which offset a slight reduction in production levels. Factory production hours for the nine months ended October 31, 2016 decreased by 3.5% compared to the prior year primarily due to the timing of production.
Selling, general and administrative expenses for the nine months ended October 31, 2016 increased by approximately $1,144,000 compared to the same period last year. This increase was the result of variable selling expenses, technology expenses, and general and administrative expenses. Interest expense decreased slightly compared to the prior year.
The company incurred a significant increase in steel costs during the summer shipping season. Because the majority of the products shipped during this period were manufactured earlier in the year, the cost of steel did not significantly impact margins. The cost may adversely impact fourth quarter sales. The Company will implement pricing strategies beginning in the next fiscal year to recover increased costs for steel.
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes. In assessing the realizability of deferred tax assets and net operating loss carryforwards, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to operating losses, the Company established a valuation allowance against deferred tax assets in the fiscal year ended January 31, 2011. During the third quarter ended October 31, 2016, management concluded that the Company's return to consistent profitability made it more likely than not that the majority of the deferred tax assets would be realized and a $17,962,000 favorable adjustment to the valuation allowance was recorded. This was a non-cash benefit.

Liquidity and Capital Resources
Interest expense decreased for the nine months ended October 31, 2016 compared to the same period last year. This is primarily due to decreased average levels of borrowing under the Company's credit facility with PNC Bank to fund inventory. Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2016 increased by approximately $650,000 compared to October 31, 2015 primarily due to increased levels of inventory and timing of payables.
Accounts receivable was lower at October 31, 2016 than at October 31, 2015. Because the Company carried larger inventories going in to the seasonally high summer shipping period, the Company was able to improve customer service and ship a higher proportion of complete orders. The enhanced customer service facilitated faster collection of receivables and contributed to a lower receivable balance at October 31, 2016 despite increasing sales by more than 4% in the third quarter revenue. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. At the end of the third quarter, inventory increased by approximately $2,950,000 compared to January 31, 2016 and increased by $4,487,000 compared to October 31, 2015. The increased levels of inventory are carried to support an enhanced quick ship program which promises shipment of a variety of education products within 72 hours and improved performance on a wide variety of education furniture. The seasonal fluctuation in inventory levels (including the typically large buildup in inventory during the first and second quarters) was financed through the Company's credit facility with PNC Bank and cash provided by operations.
The Company adopted a goal of limiting capital spending to less than $4,000,000 for fiscal year ending January 31, 2017, which is less than the Company's anticipated depreciation expense. Capital spending for the nine months ended October 31, 2016 exceeded our target and was $3,239,000 compared to $3,583,000 for the same period last year. The capital expenditures were largely attributable to spending on information systems and other technology. Capital expenditures are being financed through the Company's credit facility with PNC Bank and cash flow from operations.
Net cash provided by operating activities for the nine months ended October 31, 2016, was $6,967,000 compared to $10,294,000 for the same period last year. The decrease was primarily attributable to increased levels of inventory and a decrease in accounts payable and accrued liabilities. The Company has generally relied upon its cash flows from operations and unused borrowing capacity with PNC Bank (which was $15,020,000 as of October 31, 2016) to fund the Company's capital expenditures and working capital needs.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's capital expenditures and working capital needs for the next twelve months.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K. There have been no changes in the quarter ended October 31, 2016.
Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2016, the Company or its representatives have made and may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K.
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2016. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: December 13, 2016	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)