Form 10-K
period 2017-01-31
VIRCO MFG CORPORATION
filed 2017-04-25
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2017.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-8777
VIRCO MFG. CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2027 Harpers Way, Torrance, California	90501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (310) 533-0474
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2016, was $69 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 1, 2017, there were 15,179,664 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation ( the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the availability and cost of labor; transportation costs; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.
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
Throughout this report, our fiscal years ended January 31, 2013, January 31, 2014, January 31, 2015, January 31, 2016 and January 31, 2017 are referred to as years 2013, 2014, 2015, 2016 and 2017, respectively.
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
Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 67-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” and “our”). Virco was incorporated in California in February 1950, and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; the recently introduced Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; and the wide-ranging Plateau Series.
Along with serving customers in the education market - which in addition to preschool through 12th grade public and private schools includes: junior and community colleges; four-year colleges and universities; trade, technical and vocational schools -

Virco is a significant furniture and equipment supplier for convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. We also sell to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
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
New Products and Markets
Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We've worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. In addition to new product programs, our domestic factories allow the Company to respond to custom requests or modifications to existing product offerings made by our customers. Often these custom requests are incorporated into our product offering for all customers. Over the past three years, Virco has launched a substantial number of new products, including the following products.
In 2015,Virco expanded on successful product lines such as TEXT and Sage Contract, and also introduced new seating, desks, and tables. N2™ is the newest, comprehensive seating line geared toward the budget-conscious customers, and includes everything from stack and task chairs to combo units and lab stools. In an effort to broaden Virco’s reach into STEM™ (Science, Technology, Engineering and Mathematics) based learning solutions, the Tetra Series was developed as a complete line of tables and desks that are suitable for environments ranging from computer labs to seminar training rooms. To round out Virco’s extensive offering of collaborative desks, the Molecule™ is a unique shaped student desk that can be grouped with other Molecules in multiple configurations, or customized with numerous accessories and used as a stand-alone, single student desk.
In 2016, to further support STEM and STEAM (Science, Technology, Engineering, Art and Math) centered learning, Virco introduced Makerspace Tables. The Makerspace line offers a wide assortment of medium-duty tables designed specifically for the hands-on learning environment most commonly found in vocational classes, makerspace areas, and STEM / STEAM centered education. Available in a large selection of top sizes, the unique inset design allows the user to easily swap out to a new work surface when needed without completely disassembling or replacing the entire table. Surface options include a standard ¾-inch laminate plywood core, or an unfinished, non-laminate, raw plywood work surface. To address the ongoing integration of technology in the classroom, Instructor Media Towers and Media Stations offer solutions for media storage and presentation. Virco’s Media Towers incorporate locking doors, adjustable and fixed shelves, file and box drawers, and fully integrated cable management. Optional accessories for the Instructor Media Towers include a Caster Kit, Lectern Top Assembly, and Shelf Kits..
In 2017 the Company introduced a variety of new product lines and product family extensions. We launched our “Mix & Match” dealer program, which allows customers to select from a variety of table shapes, sizes, and heights, including stand up heights, along with a variety of interchangeable legs. To continue to provide customers with collaborative and multi-purpose solutions, we introduced the new 5000 Series Activity Table line which offers standard and new shapes with a thick profile leg and expanded our 4000 Series Activity Table line with a variety of new shapes. Our Zuma line was expanded to further address the needs of today’s classrooms. The adjustable stand up height student desk comes in models and includes a standard FRW hard-plastic work surface with optional accessories including book boxes and baskets and backpack hangers. The Zuma stacking cantilever chair easily nests on top of tables and desks, then stacks to create space or store. Also new for 2017 was the Sigma adjustable height cantilever desk.
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
As of January 31, 2017, the Company employed approximately 735 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and delivery of furniture, fixtures and equipment (“FF&E”).
In the past decade, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites, and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all FF&E needs in our educational market.
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
Manufacturing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team. Virco's educational product line is marketed through an extensive direct sales force, as well as through a growing dealer network. In addition, Virco has a Corporate Sales Group to pursue international business wholesalers, mail order accounts and national chains where management believes that it is more efficient to have a single sales representative or group service such customers, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery.
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
During the last decade, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery.
Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2016 and 2017, approximately 54% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
Virco's principal manufactured products include:
SEATING - The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills posted the highest initial-year new product sales total in the Company's history. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. These lines were all developed with the ATS model in mind, and combine unique seat and back designs, while incorporating common attachment points to facilitate interchangeable frames. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco further expanded the Sage Contract line in 2015 with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Civitas frames offer several chair bucket styles and options including Zuma, Sage, Analogy, and molded plywood. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to contoured I.Q.® Series classroom chairs by Richard Holbrook; comfortable, attractive Virtuoso® chairs by Charles Perry; and new Analogy™ Series chairs by Peter Glass and Bob Mills. The N2 Series was designed by Virco and introduced in 2015 as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco offers folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
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
In order to provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners in order to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated revenues in 2017.
To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. In addition to giving customers the option of purchasing Virco products and making their own delivery arrangements, Virco provides three levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. For additional charges Virco also offers Inside Delivery (to an inside location), or Full-Service Delivery (delivered and placed in the classroom). To assist customers involved with FF&E purchases for new school construction projects or school renovations, Virco's PlanSCAPE® service provides room-by-room computerized layout planning and full FF&E project management.
Customers
Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during 2017 .
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
The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly; often as a result of global demand or tariffs on international supply but also in response to domestic supply interruptions. During 2015 the cost of steel, plastic, and wood remained stable. In 2016 the cost of these commodities declined slightly. In 2017, the cost of steel increased significantly, but the increase did not occur until after the Company had sourced the majority of its steel for the summer delivery season.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased moderately during each of the last three years, and are expected to be stable in 2018.
With respect to the Company's annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases in commodities. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.
Marketing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team, as well as a dealer network. In addition, Virco has a Corporate Sales Group to pursue international sales, wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach such persons, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts.
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
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated revenues in 2017. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle, if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Risk Factors : Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 56% of sales in 2017, 51% of sales in 2016, and 49% of sales in 2015. In 2009, the Company was awarded a three-year contract with this purchasing organization extending through 2012 and three one-year extensions extending through 2015. In 2015, the Company was awarded a three-year extension through December 31, 2017 with two one-year extensions through December 31, 2019. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.
The Company’s education customers typically do not have logistic capabilities and more than 75 % of sales are FOB destination, and include freight to customer. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Approximately 90% of the Company’s freight is supplied by third party carriers. Utilizing third party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season.
Seasonality
The educational sales market is extremely seasonal. Approximately 54% of the Company's total sales in 2017 were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
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
As a result of the seasonality of our business, our manufacturing capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address this seasonal business. During the summer months, which comprise our second and third fiscal quarters, our full-time personnel utilization generally is at or exceeds full capacity. The Company utilizes temporary labor and significant overtime to meet these seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI), Artco-Bell, KI Inc., Bretford, Smith

System, Columbia, Scholarcraft, Alumni, ECR4Kids, and VS America. Historically, our largest competitor that purchases and re-sells furniture has been School Specialty (SCHS). MeTEOR (formerly Contrax) is a significant nationwide reseller focusing on projects. In addition to School Specialty and MeTEOR, there are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, Bretford, Sandusky Lee, Bush Industries, MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2017, totaled $13.6 million and approximated eight weeks of sales, compared to $12.2 million at January 31, 2016, and $11.8 million at January 31, 2015. Substantially all of the backlog will ship during the year ending January 31, 2018.
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
In order to distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 67 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2017, Virco and its subsidiaries employed approximately 735 full-time employees across our facilities. Of this number, approximately 570 are involved in manufacturing and distribution, approximately 95 in sales and marketing and approximately 70 in administration. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full time workforce. During 2017, the Company employed approximately 300 temporary workers during the months of June, July, and August, with smaller numbers immediately preceding and following these months.
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
During 2017, Virco derived approximately 6.3% of its revenues from customers located outside of the United States (primarily Canada). During 2016, Virco derived approximately 6.7% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). During 2015, Virco derived approximately 7.7% of its revenues from customers located outside of the United States (primarily Canada and Puerto Rico). The Company determines sales to these markets based upon the customers' principal place of business. During 2017, 2016 and 2015, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2017, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2017	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	84	1990
Douglas A. Virtue (2)	President	58	2014
J. Scott Bell (3)	Senior Vice President - Chief Operating Officer	60	2004
Robert E. Dose (4)	Senior Vice President - Chief Financial Officer, Secretary and Treasurer	60	1995
Patricia Quinones (5)	Senior Vice President - Chief Administrative Officer	53	2004
James D. Johnson (6)	Senior Vice President - Chief Marketing Officer	48	2015
Rob Devers (7)	Senior Vice President - Chief Information Officer	50	2016
Bassey Yau (8)	Vice President - Corporate Controller, Assistant Secretary and Assistant Treasurer	58	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 60 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)
Appointed President in 2014; has been employed by the Company for 31 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.

(3)
Appointed in 2004; has been employed by the Company for 28 years and has served in a variety of manufacturing, safety, and environmental positions, Vice President - General Manager, Conway Division, and currently as Chief Operating Officer.

(4)	Appointed in 1995; has been employed by the Company for 26 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Secretary and Treasurer.
(5)
Appointed in 2004; has been employed by the Company for 25 years in a variety customer and marketing service positions, Vice President of Logistics, Marketing Services and Information Technology and currently as Chief Administrative Officer.

(6)	Appointed in 2015 as Senior Vice President of Marketing & Business Development, currently as Chief Marketing Officer.
(7)	Appointed in 2016 as Chief Information Officer.
(8)
Appointed in 2004; has been employed by the Company for 20 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

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
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins. By way of example, in 2009, we incurred a severe increase in the price of steel. Steel prices increased by more than 80% during a four month period from April to July. During the period from April through the third quarter of 2009, the price of petroleum increased substantially, affecting the cost of plastic, inbound freight, freight to customers, and other energy costs. During the third quarter of 2009, we successfully raised the sales prices under a significant number of our annual contracts in an effort to recover margin lost to increased costs. Due to the seasonal nature of our business, however, approximately 2/3 of orders received and approximately 75% of shipments for the year were priced prior to the third quarter increase. During 2012, the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. The Company increased prices for the 2014 and 2016 years in an effort to recover these commodity cost increases. The Company did not increase prices significantly in 2017. The Company does not expect to increase prices significantly in 2018, but may reduce promotions and discounts, which effectively increase net prices on a portion of sales.
We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost for 2017, 2016, and 2015. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
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
We are affected by the cost of petroleum-based products, and increases in petroleum prices could reduce our margins and profits.
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

A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform inside delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 56% of Virco's sales in 2017 and 52% of Virco's sales in 2016 were priced under this nationwide contract/price list. In 2009 the Company was awarded a three-year contract and three one year extensions with this purchasing organization extending through 2015. In 2015, the Company was awarded a three year extension through December 31, 2017 with two one year extensions through December 31, 2019. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
We operate in a seasonal business, and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and classroom delivery, and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility. In addition, there can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that should it fail to meet such covenants in the future, the agent and lender under the Credit Agreement will agree to waivers or amendments with respect thereto.
Our credit facility, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, limits dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for periodic financial covenants, which currently include a minimum EBITDA and a minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operational and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.
Under our credit facility, substantially all of our accounts receivable are automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. Due to weak demand for education furniture, the Company was unable to satisfy its minimum tangible net worth covenant for the relevant period ending January 31, 2016. The Company was in compliance with the covenant for fiscal year ended January 31, 2017. The lender under the Company's Credit Agreement agreed to amend the Company's credit facility and/or waive the violation. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it again fail to meet such covenants, the Agent and Lender under its Credit Agreement will agree to waivers or amendments with respect thereto. If we breach any of our financial covenants without receiving a corresponding waiver or amendment, the Agent and Lender may accelerate our credit facility and impose default interest and other fees, any of which could have a material adverse effect on our financial condition and results of operations.
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
The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. Management expends a significant amount of time in the fourth quarter of the prior year and the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management does not accurately forecast the Company's requirements, the Company's results of operations could be adversely affected. For example, if management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations.
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
We currently provide medical, dental, vision, and life insurance benefits to substantially all full-time employees. The Patient Protection and Affordable Care Act, or modifications to this Act, and state legislation in the states in which we operate, may cause the cost of providing medical insurance to our employees to increase. We may not be able to pass the cost of increased medical costs to our customers, which could cause our costs of sales to increase and our gross profit to decline or cause our losses to increase.
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
We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (the “Employee Plan”), and one nonqualified pension plan. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by declining investment returns and historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Torrance, California
Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a five-year lease expiring on February 28, 2020. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ [Global Market] is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 6, 2017, there were approximately 190 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,268 beneficial stockholders.
Dividend Policy
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. Pursuant to the terms of the Company's current line of credit with PNC Bank, which was entered into on December 22, 2011, the Company was prohibited from paying dividends. On April 4, 2016, the Company entered into Amendment #12 to the PNC line of credit. This amendment, among other modifications, allows the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year, although the Company has not to date chosen to do so.
Quarterly Stock Market Information

	Common Stock Range
	2017		2016
	High	Low	High	Low
1st Quarter	$3.50	$2.99	$3.29	$2.28
2nd Quarter	4.94	3.15	2.94	2.45
3rd Quarter	4.79	4.01	3.75	2.46
4th Quarter	4.70	3.85	3.85	2.86
Stock Repurchases
The Company did not repurchase any shares of its stock during 2017. Pursuant to the Company's credit agreement with PNC Bank, the Company was prohibited from repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. On April 4, 2016, the Company entered into Amendment #12 to the PNC line of credit. This amendment, among other modifications, allows the Company to pay dividends or conduct stock repurchases in a amount up to $1.3 million per year, although the Company has not to date chosen to do so.
Stock Performance Graph
The graph set forth below compares the five-year cumulative total stockholder return of the Company's common stock with the cumulative total stockholder return of (i) an industry peer group index, and (ii) the NASDAQ Market Index. The graph assumes $100 was invested on February 1, 2012, in the Company's common stock, the NASDAQ Market Index and the companies in the peer group and assumes the reinvestment of dividends, if any.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG VIRCO MFG. CORPORATION, NASDAQ MARKET INDEX
AND MORNINGSTAR INDEX

	Period Ending
Company/Market/Peer Group	1/31/2012	1/31/2013	1/31/2014	1/31/2015	1/31/2016	1/31/2017
Virco Mfg. Corporation	$100.00	$150.00	$147.19	$135.39	$174.16	$247.19
NASDAQ Market Index	$100.00	$113.13	$149.71	$171.11	$172.32	$203.50
Morningstar Business Equipment	$100.00	$92.61	$85.33	$94.05	$83.75	$91.78
The current composition of Morningstar Business Equipment Index is as follows: 3D MakerJet Inc., ACCO Brands Corp., Addmaster Corp., American Locker Group Inc., Asset Solutions Inc., Astro Communications Inc., Avery Dennison Corp., Banneker Inc., Brother Industries Ltd., Canon Inc., Canon Marketing Japan Inc., Coupon Express Inc., CPI Card Group Inc., Ennis Inc., Essendant Inc., Everlert Inc., Global Payment Technologies Inc., Gunther International Ltd., Herman Miller Inc., HNI Corp., Inscape Corp., Kewaunee Scientific Corp., Kimball International Inc., Knoll Inc., Koala Corp., Konica Minolta Inc., Marmion Industries Corp., Neopost SA, Odawara Auto-Machine Mfg.Co.,Ltd., On Track Innovations Ltd., Onyx Service & Solutions Inc., Pitney Bowes Inc., Reconditioned Systems Inc., Ricoh Co Ltd., Roboserver Systems Corp., Stargroup Ltd, Steelcase Inc., Takano Co Ltd., Teleconnect Inc., U-Vend Inc., VeriFone Systems Inc., Veritiv Corp, Virco Mfg. Corporation, Zinzino Holding AB.
Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial data for the periods indicated. The following data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10K.

Five Year Summary of Selected Financial Data

In thousands, except per share data	2017	2016	2015	2014	2013
Summary of income (operations)
Net sales	$173,417	$168,595	$164,052	$155,042	$157,913
Net income (loss)	$22,760	$4,549	$849	$(1,730)	$(3,830)
Net income (loss) per share data *
Basic	$1.51	$0.31	$0.06	$(0.12)	$(0.27)
Assuming dilution	1.49	0.30	0.06	(0.12)	(0.27)
__________________________

*	Net loss per share for fiscal years 2014, 2013 was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
Other Financial Data

In thousands, except per share data	2017	2016	2015	2014	2013
Total assets	$108,187	$89,435	$81,811	$83,344	$82,163
Working capital	$26,908	$23,994	$17,566	$16,983	$12,526
Current ratio	2.2/1	2.1/1	1.8/1	1.7/1	1.5/1
Total long-term obligations	$27,248	$33,344	$37,833	$33,083	$30,707
Stockholders’ equity	$59,354	$33,313	$22,573	$27,605	$27,020
Shares outstanding at year-end	15,180	14,998	14,853	14,718	14,550
Stockholders’ equity per share	$3.91	$2.22	$1.52	$1.88	$1.86
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
Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver, and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In 2017 and 2016, approximately 54% of the Company's total sales were delivered in June, July, and August with an even higher portion of educational sales delivered in that period. Average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures, and equipment has been challenging during the last fifteen years. The Company has seen moderate improvement in its primary market in the last three years, but spending on furniture, fixtures and equipment is well below the level experienced prior to the recession. Schools suffered significant budgetary pressures from 2002 to 2006 following the “dot com” bust and post “9/11” era, followed by a recovery from 2006 - 2007. Following the recession in 2008, the industry suffered from reduced funding and severe budget shortages impacting years from 2010 through 2014.
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
Approximately 80-85% of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures schools typically elect to retain teachers and spend less on repairs, maintenance, and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products. In recent years there has been an improvement in state and local tax collections, and the majority of state and local governments have seen their tax receipts return to or exceed the pre-2008 levels.
In response to the 2008 recession, passage of new bond issuances declined, and the related bond funded project completions decreased materially for several years. In recent years the completions of bond funded projects recovered slightly, but remain well below the pre-2008 levels. In the recent election we observed an increase in bond passages. Due to the time requirement to plan and construct a new school or major remodel, there is a time lag frequently ranging from one to three years between bond passage and when the bond funding translates into furniture sales. Completions of new schools, additions and renovations are anticipated to improve modestly in 2018.
While the current operating environment continues to show moderate year-over-year improvement, under-funding of our education system continues to be an on-going concern. A 2016 report from the National Council on School Facilities estimates that on every school day, approximately 50 million students and six million adults use publicly funded K-12 facilities. For state and local governments, spending on these facilities is the largest capital expenditure outside of highways. It is estimated that public schools spend approximately $99 billion per year on maintenance, operations, and capital spending. The study estimates that a desirable level of spending would be $145 billion, leaving an annual shortfall of $46 billion.
The significant budgetary challenges faced by the education industry have had an impact on the Company’s business model over this time frame, and have created opportunities as well. In the 1990’s the Company’s primary customers were the school business officials at a school district, and deliveries of furniture typically were to a district warehouse. In response to their budgetary challenges, many school districts closed warehouses and reduced janitorial and support staff in order to retain accredited teachers. Selling efforts must now reach school principals and administrative staff in addition to the district business offices. Sales priced under national contracts or buying groups are displacing competitive bids administered by professional purchasing departments. Distribution has become a more meaningful component of our business as most deliveries are to school sites, and often include inside delivery to the classroom. This evolution adds to the seasonal challenges of our business, but also creates opportunities to suppliers that can execute during the short summer delivery window.
The furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from manufacturers based in China. Competition from China increased dramatically after admission of China to the World Trade Organization in 2001. Subsequent to this date, many of our domestic manufacturing competitors closed their factories and sourced product from China. To our knowledge, no new factories or significant manufacturing enhancements were constructed to support the school furniture market during this period. Virco pursued a different strategy which exacerbated operating challenges following these events, but now leave us with what we believe to be a significant competitive advantage. During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last fifteen years, the Company has worked continuously to significantly reduce its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2017, was approximately 735 compared to a peak of nearly 2,950 in August 2000. Factory overhead in 2017 declined by more than 50% compared to 2001. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support its ambitious product development program. Our domestic fabrication allowed the Company to develop significant product variety, color choices, and custom products that are very difficult to replicate with a supply chain extending to China. Finally, many education furniture products are bulky, with a large cube relative to the selling price. The cost of ocean freight from overseas for these bulky items offsets the cost advantages for overseas production.
The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, and wood. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. Commodity prices for raw material were relatively stable in 2015 and declined modestly in 2016. In 2017 commodity costs, particularly steel, increased significantly but the Company had already sourced and produced the majority of the product delivered during the summer. In 2015 the Company experienced challenges with both capacity and cost for third party freight carriers. The majority of Virco’s sales include freight to the customer facility, and volatility in cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.
During 2018 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. The Company does not anticipate that this volatility overall will be as dramatic as experienced in some prior years but may have an adverse effect on operating results.
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
Revenue Recognition: The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when classroom delivery services are complete, and when collectability is reasonably assured.

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
Self-Insured Retention: For 2017, 2016, and 2015 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 2% for 2017 and 2016. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for 2018 will be comparable to the retention levels for 2017.
Warranty Reserve: The Company provides a warranty against all substantial defects in material and workmanship. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The standard warranty offered on products sold through January 31, 2014, is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company's warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense.

Defined Benefit Obligations: The Company has three defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”) and the Virco Important Performers Plan (the “VIP Plan”) and the Outside Directors Plan, which provide retirement benefits to employees and outside directors. Virco discounted the pension obligations for the various plans using the following rates:

	2017	2016	2015
Employee Plan	4.25%	4.00%	3.25%
VIP Plan	4.50%	4.25%	3.50%
Directors Plan	4.25%	3.25%	3.25%
Because the Company froze new benefit accruals for all three plans effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. The Company estimated a 6.5% return on plan assets for the Employee Plan for all three years. The VIP Plan and Directors Plan are unfunded and have no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased by several percentage points, causing pension expense and pension obligations to increase. In 2015, the Company experienced material reductions in the discount rates that are used to measure plan obligations, and utilized new mortality tables that reflect increased life expectancies. These changes increased pension expense and may require future cash contributions to adequately fund the Employee Plan.
Because the plans have been frozen for many years, there is no service cost related to the plans. In 2016, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company did not incur settlement costs in 2017 or 2015.
Due to the size of the Company's pension obligations, a one percent change in rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Employee Plan to increase by approximately $2.9 million. A one percent reduction in discount rates would cause obligations under the non-qualified plans to increase by approximately $1.4 million. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company recorded a substantial operating loss for the years ended January 31, 2013, 2012, and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $21,906,000 at January 31, 2016. The Company recorded operating profits for the fiscal years ended January 31, 2015, January 31, 2016, and January 31, 2017. At October 31, 2016, the Company determined that it was more-likely-than-not to realize the majority of its deferred tax assets, and therefore released its valuation against those assets resulting in a benefit to income taxes. The Company has left a partial valuation allowance of $515,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2017, the Company has net operating loss carryforwards of approximately $16,879,000 for federal and $34,145,000 for state income tax purposes, expiring at various dates through January 31, 2035.

Results of Operations (2017 vs. 2016)
Financial Results and Cash Flow

The Company earned a pre-tax profit of $4,727,000 on net sales of $173,417,000 for the fiscal year ended January 31, 2017, compared to pre-tax profit of $4,667,000 on net sales of $168,595,000 in the fiscal year ended January 31, 2016. Net after-tax income increased to $22,760,000 for the fiscal year ended January 31, 2017 from $4,549,000 in the prior fiscal year, due to a benefit to income taxes of $17,962,000 recognized in October 2016 upon the release of the Company's valuation against deferred tax assets. Net income per basic share increased to $1.51 for the fiscal year ended January 31, 2017, compared to $0.31 in the prior year, due primarily to the income tax benefit. Cash flow provided by operations was $5,862,000 for the fiscal year ended January 31, 2017, compared to $7,507,000 in the prior year.
Sales
Virco's sales increased by 2.9% in 2017 to $173,417,000 compared to $168,595,000 in 2016. The increase in sales was caused by improving economic conditions that had a favorable impact on operating budgets for school spending.
Selling prices were substantially unchanged in 2017 with the entire growth in sales attributable to increases in volume.  Sales of Virco's new products, including N-2, Zuma™, Sage™, and Analogy™ contributed the majority of the increase in sales supplemented with modest increases in other product lines. Orders rates continued to be volatile and seasonal in 2017. Sales volume for the Company started slowly this year, with the first portion of the year showing a decline in sales, followed by modest growth in the seasonal summer period. Although the fourth quarter is typically a slow period for the Company, typically representing 15% or less of annual business, the fourth quarter revenue increased by nearly 20% to $23,441,000, compared to $19,494,000 in the prior year. The fourth quarter benefited from a significant disaster relief project as well as increased sales of smaller projects to other school districts. We are cautiously optimistic that this strength experienced in the fourth quarter will continue into the next year, but fourth quarter numbers are a relatively small portion of our annual business and timing of one or two projects or stocking orders can influence the fourth quarter result significantly but be a much smaller percentage of the annual sales volume.
For 2018 the Company anticipates that the budgetary challenges for state and local governments will continue to restrict growth in sales. The recent election resulted in an increased level of bond passages, but there is typically a delay between when a bond is passed and when it translates into furniture orders. When anticipated growth in operating budgets is combined with anticipated growth in bond-funded projects the amount of school furniture sold is anticipated to be slightly more than 2017. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. The Company will continue to emphasize the value, design and variety of its products, the value of its distribution, delivery, classroom delivery, and project management capabilities, and the importance of timely deliveries during the peak seasonal delivery period. The Company plans to modestly increase net selling prices to recover increased costs of commodities, primarily steel. In order to increase or maintain market share during 2018, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.

Cost of Sales
Cost of sales was 63.9% of sales in 2017 and 64.6% of sales in 2016.  Although the Company incurred increased material costs (particularly steel) during the latter part of the year, the majority of sales were fulfilled with product sourced prior to the cost increase.
The Company began the fiscal year ended January 31, 2017 with $7.9 million more inventory to support our enhanced quick ship program than we had in inventory at the beginning of the prior year.  Because of the timing of the acquisition of inventory, production hours decreased by approximately 1.7% despite increased sales volume.  The Company was able to offset these headwinds with increased manufacturing efficiency resulting in a net modest reduction in cost as a percentage of sales.
During fiscal 2018 the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, and energy. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2018. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative and other expenses for the fiscal year ended January 31, 2017, increased by approximately 5.47% to $56,599,000 compared to $53,662,000 in the prior year, and increased as a percentage of sales to 32.6% of sales from 31.8% in the prior year.

Warehousing, freight and classroom delivery costs increased in dollars but decreased by 0.1% as a percentage of sales. Selling costs increased in dollars compared to the prior year and increased by 0.8% as a percentage of sales. Increased selling costs were partially attributable to variable selling expenses. The Company gave raises to employees at the beginning of the year for the first time in nearly seven years. This raise affected total selling and G&A expenses. G&A spending increased in dollars, and increased as a percentage of sales. The Company is investing in new information technology and staffing, which drove a portion of the increase in G&A spending. The 2017 year included a bonus provision of $570,000, compared to $1,045,000 in the prior year.
Interest expense was $64,000 less in 2017 compared to 2016 as a result of reduced average borrowing.
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
The Company incurred a substantial operating loss for the years ended January 31, 2013, 2012, and 2011. During the fourth quarter of the year ended January 31, 2011, based on this consideration, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $21,906,000 at January 31, 2016. The Company recognized operating profits for the fiscal years ended January 31, 2015, January 31, 2016, and January 31, 2017. At October 31, 2016, the Company determined that it was more-likely-than-not to realize the majority of its deferred tax assets, and therefore released its valuation against those assets resulting in a benefit to income taxes of $17,962,000. The Company has left a partial valuation allowance of $515,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2017, the Company has net operating loss carryforwards of approximately $16,879,000 for federal and $34,145,000 for state income tax purposes, expiring at various dates through January 31, 2035.
Because the Company has reversed the valuation allowance for the majority of deferred tax assets, it is expected the effective tax rate for 2018 will return to more traditional rates of approximately 39%.
Results of Operations (2016 vs. 2015)
Financial Results and Cash Flow
The Company earned a pre-tax profit of $4,667,000 on net sales of $168,595,000 for the fiscal year ended January 31, 2016, compared to pre-tax profit of $918,000 on net sales of $164,052,000 in the fiscal year ended January 31, 2015. Net income per basic share were $0.31 for the fiscal year ended January 31, 2016, compared to $0.06 in the prior year. Cash flow provided by operations was $7,507,000 for the fiscal year ended January 31, 2016, compared to $1,659,000 in the prior year.
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
The Company has incurred a cumulative operating loss for the five years ended January 31, 2014 and for each individual year therein. Based on these considerations, at January 31, 2016, the Company determined the realization of a majority of the net deferred tax assets did not meet the more likely than not criteria, and a valuation allowance was recorded against the majority of the net deferred tax assets. The Company has determined that it is more likely than not that some portion of the state net operating loss and credit carryforwards will be realized and has not provided a valuation allowance on a portion of the state net operating loss and credit carryforwards. At January 31, 2016, the Company had net operating losses carried forward for federal and state income tax purposes, expiring at various dates through 2035 if not utilized. Federal net operating losses that can potentially be carried forward totaled approximately $19,859,000 at January 31, 2016. State net operating losses that can potentially be carried forward totaled approximately $45,390,000 at January 31, 2016.
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services in order to offset the related increased costs. During 2015 the cost of steel, plastic, and wood remained stable. In 2016 the cost of these commodities declined slightly. In 2017, the cost of steel increased significantly, but the increase did not occur until after the Company had sourced the majority of its steel for the summer delivery season.
These years contrast with 2012, when the Company incurred an increase of approximately 30% in the cost of steel during the second quarter, and nearly a 30% increase in the cost of certain plastics over the second and third quarters. These cost increases adversely impacted gross margins in 2012 for products shipped during the summer season.

For 2018, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated adverse volatility for 2018 is not expected to be as severe as experienced in certain years, such as 2012. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third party carriers for more than 90% of customer deliveries. Subsequent to 2010, many carriers went out of business or were required to reduce the size of their fleets due to economic conditions, and have not increased the fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2017, but costs subsequent to that date may be adversely impacted by current legislation, claim costs, and industry consolidation. Virco has aggressively addressed these costs by reducing headcount, freezing pension benefits and passing on a portion of increased medical costs to employees.
To recover the cumulative impact of increased costs, the Company raised the list prices for Virco's products in 2016 and 2015. Due to current economic conditions, the Company anticipates continued significant price competition in 2018, and may not be able to raise prices without risk of losing market share. The Company anticipates that the volatility of commodity costs will not be as significant in 2018 as experienced in 2012. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for 2018, as a percentage of sales, could be higher than in 2017. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.
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
The Company's working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco's assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the fourth quarter of the prior year and first quarter, developing a stocking plan and estimating the number of employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect profitability. On an ongoing basis, management evaluates such estimates, including those related to market demand, labor costs, and inventory levels, and continually strives to improve Virco's ability to correctly forecast business requirements during the peak season each year.
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2017 or 2016.
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
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended fourteen times subsequent to that date, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2019, reduced the maximum availability under the Credit Agreement to $49,500,000, modified, eliminated, or waived covenants, amended seasonal advances and established a $2,500,000 line for equipment financing.
On April 4, 2016 the Company entered into Amendment No. 12, which retroactively modified the capital expenditure covenant at January 31, 2016 and extended the maturity to December 2019. On October 27, 2016 the Company entered into Amendment No. 13, which modified the line to allow for a credit card program through PNC Bank. On March 13, 2017 the Company entered into Amendment No. 14 which established an equipment line to facilitate the capital expenditure plan for 2018 and to establish covenants for 2018.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $49,750,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an Equipment Line for purchases of equipment up to $2,500,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2019, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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
For the year ended January 31, 2016 the Credit Agreement contained a covenant that forbid the Company from issuing dividends or making payments with respect to the Company's capital stock. As discussed above, on April 4, 2016 the Company entered into Amendment No. 12 which allows the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year, although the Company has not to date chosen to do so. In addition, it contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum fixed charge coverage ratio, and (2) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2017 the Credit Agreement required the Company to maintain: (1) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ending January 31, 2017, and (2) a minimum EBITDA amount of $7,304,000 for the twelve consecutive fiscal months ending January 31, 2017. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2017 were as follows: (1) the Company maintained a fixed charge coverage ratio of greater than 5.85 to 1.00 for the four consecutive fiscal quarters ended January 31, 2017, and (2) the Company achieved EBITDA of $11,578,000 for the twelve consecutive fiscal months ending January 31, 2017.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 30 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
The Company was in violation of its capital expenditure covenant for the relevant period ended January 31, 2016. However, as noted above, on April 4, 2016 the Company entered into Amendment No. 12, which modified the capital expenditure covenant as of January 31, 2017. The Company was in compliance with the modified covenant.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $22,015,000 was available for borrowing as of January 31, 2017.
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
Upon completion of these projects, the Company dramatically reduced capital spending and capital expenditures have remained below depreciation from 2002 through 2017. Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures, and anticipates that 2018 will be the first time since 2001 where capital expenditures will exceed depreciation expense. The Company has established a goal of limiting capital spending to approximately $7,000,000 for 2018. Our line of credit with PNC Bank has been amended to provide a line for equipment and covenants have been modified to allow for anticipate capital expenditures.
Asset Impairment

The Company made substantial investments in its infrastructure in 1999, 2000, and 2001. The investments included a new factory, new warehouse, and new production and distribution equipment. Much of the tooling, machinery, and equipment acquired at this time is now fully or substantially depreciated. The factory, warehouse, and equipment acquired are used to produce, store, and ship a variety of product lines, and the use of any one piece of equipment is not dependent on the success or volume of any individual product. New products are designed to use as many common or existing components as practical. As a result, both our ATS inventory components and the machines used to produce them become more versatile. The Company evaluates the potential for impaired assets on a quarterly basis. As of January 31, 2017, there has been no impairment to the long-lived assets of the Company.
The Company has no intangible assets on its Consolidated Balance Sheet at January 31, 2017.
Contractual Obligations
The Company leases manufacturing, transportation, and office equipment, as well as real estate under a variety of operating leases. The Company leases substantially all vehicles, including trucks and passenger cars under operating leases where the lessor provides fleet management services for the Company. The fleet management services provide Virco with operating efficiencies relating to the acquisition, administration, and operation of leased vehicles. Real estate leases have been used where the Company did not want to make a long-term commitment to a location, or when economic conditions favored leasing. The Torrance manufacturing and distribution facility is leased under an operating lease that expires on February 28, 2020. A component manufacturing facility in Conway, Arkansas is leased under an operating lease expiring in March 2018. The Company does not have any lease obligations or purchase commitments in excess of normal recurring obligations. Leasehold improvements and tenant improvement allowances are depreciated over the lesser of the expected life of the asset or the lease term.
Contractual Obligations
Payments Due by Period

In thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,011	$68	$4,943	$—	$—
Operating lease obligations	13,602	4,842	8,395	365	—
Purchase obligations	11,967	11,967	—	—	—
	$30,580	$16,877	$13,338	$365	$—

Virco's largest market is publicly funded school districts. A significant portion of this business is awarded on a bid basis. Many school districts require that a bid bond be posted as part of the bid package. In addition to bid bonds, many districts require a performance bond when the bid is awarded. At January 31, 2017, the Company had bonds outstanding valued at approximately $655,000. To the best of management's knowledge, in over 67 years of selling to schools, Virco has never had a bid or performance bond called.
The Company provides a warranty against all substantial defects in material and workmanship. The Company's warranty is not a guarantee of service life, which depends upon events outside the Company's control and may be different from the warranty period. The standard warranty offered on products sold through January 31, 2014, is ten years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The new warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. The Company's warranties generally provide that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The following is a summary of the Company's warranty-claim activity during 2017 and 2016.

	January 31,
In thousands	2017	2016
Beginning balance	$1,000	$950
Provision for current year	700	675
Provision for prior year	(285)	(250)
Costs incurred	(415)	(375)
Ending balance	$1,000	$1,000
Retirement Obligations
The Company provides retirement benefits to employees under three defined benefit retirement plans; the Employee Plan, the VIP Plan and the Directors Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank (Trustee). The other plans are non-qualified retirement plans. Benefits payable under the VIP Plan are secured by life insurance policies and securities held in a rabbi trust. The Company obtains annual actuarial valuations for retirement plans.
Because the plans have been frozen for many years, there is no service cost related to the plans. In recent years, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred settlement costs in 2016. The Company did not incur settlement costs in 2015 or 2017.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and Directors Plan to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $1.4 million, $1.6 million, and $2.4 million, to the trust in 2017, 2016, and 2015, respectively. Contributions during 2018 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $1.4 million. During 2017, 2016, and 2015, the Company paid approximately $536,000, $591,000, and $580,000, respectively, in benefits per year under the non-qualified plan. It is anticipated that contributions to the non-qualified plan will be approximately $318,000 for 2018. At January 31, 2017, accumulated other comprehensive loss of approximately $11.4 million, net of tax, is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2017, a 1% reduction in investment return would have increased expense by approximately $174,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $322,000.
Stockholders' Equity
Stockholder's equity increased to $59,354,000 at January 31, 2017 from $33,313,000 at January 31, 2016, due to net after-tax income of $22,760,000, comprised in part of a benefit to income taxes of $17,962,000 recognized in October 2016 upon the release of the Company's valuation against deferred tax assets. The Company's deferred income tax asset increased to $17,008,000 at January 31, 2017.

The Company entered into a credit facility with PNC Bank in December 2011 that prohibited the Company from paying dividends and repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. In April 2016, the Company entered into Amendment #12 with the Bank allowing the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year, although the Company has not to date chosen to do so.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2017 reflects additional paid-in capital of approximately $117 million and accumulated deficit of approximately $46 million. Other than the losses incurred during 2004-2006 and 2011-2014, the accumulated deficit is a result of the accounting reclassification, and is not the result of accumulated losses.

Environmental and Contingent Liabilities
Environmental Compliance
Virco is subject to numerous federal, state, and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com and click on the Discover Virco header.
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
In 2017 and 2016, the Company was self-insured for product liability losses of up to $250,000 per occurrence, for general liability losses of up to $50,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2017, the Company will be self-insured for product liability losses up to $250,000 per occurrence, for general liability losses up to $50,000 per occurrence, for workers' compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses, and to aggressively defend product liability cases. This program has continued through 2017 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations, or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during its 2017 fiscal year, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2017.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), and has modified the standard thereafter. The core principal of the standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new revenue standard will be effective for the Company on February 1, 2018.
The standard permits the use of either a full retrospective method, where the standard is applied to each prior reporting period presented or a cumulative effect transition method, or modified retrospective method, where the cumulative effect of initially applying the standard is recognized at the date of initial application. We anticipate using the modified retrospective method and we are currently evaluating the effect the new revenue standard will have on our consolidated financial statements.
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

In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a significant increase in its long-term assets and liabilities resulting from the adoption.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the first quarter of fiscal 2018. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $172,000. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings.

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled which is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations.  This guidance eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable.  This guidance will be applied on a modified-retrospective basis with a cumulative-effect adjustment to retained earnings. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company plans to adopt this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and expects that the impact from recording forfeitures as they occur as well as the cumulative adjustment to retained earnings resulting from adoption will not be material. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. The Company plans to adopt this retrospectively and does not expect a material impact on its consolidated statements of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted.

In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. Other than this change in presentation within the Company’s consolidated statements of cash flows, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures.

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100 basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $167,000 for the twelve months ended January 31, 2017. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Virco Mfg. Corporation
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation as of January 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virco Mfg. Corporation at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
April 25, 2017

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2017	2016
	(In thousands)
Assets
Current assets
Cash	$788	$815
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2017 and 2016)	9,915	9,929
Other receivables	216	34
Income tax receivable	275	317
Inventories, net	35,689	34,603
Prepaid expenses and other current assets	1,610	1,074
Total current assets	48,493	46,772
Property, plant and equipment
Land	1,671	1,671
Land improvements	675	675
Buildings and building improvements	46,021	45,860
Machinery and equipment	99,896	103,969
Leasehold improvements	842	1,636
	149,105	153,811
Less accumulated depreciation and amortization	114,780	118,991
Net property, plant and equipment	34,325	34,820
Deferred income tax assets, net	17,008	703
Other assets	8,361	7,140
Total assets	$108,187	$89,435
See accompanying notes.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2017	2016
	(In thousands, except share data)
Liabilities
Current liabilities
Accounts payable	$12,388	$12,982
Accrued compensation and employee benefits	5,138	5,608
Current portion of long-term debt	68	663
Other accrued liabilities	3,991	3,525
Total current liabilities	21,585	22,778
Non-current liabilities
Accrued self-insurance	1,350	1,650
Accrued retirement benefits	18,699	23,330
Income tax payable	36	38
Long-term debt, less current portion	4,943	6,097
Other accrued liabilities	2,220	2,229
Total non-current liabilities	27,248	33,344
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,179,664 shares in 2017 and 14,998,187 shares in 2016	152	150
Additional paid-in capital	116,976	116,633
Accumulated deficit	(46,380)	(69,140)
Accumulated other comprehensive loss	(11,394)	(14,330)
Total stockholders’ equity	59,354	33,313
Total liabilities and stockholders’ equity	$108,187	$89,435
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Income

	Year ended January 31,
	2017	2016	2015
	(In thousands, except per share data)
Net sales	$173,417	$168,595	$164,052
Costs of goods sold	110,874	108,985	108,654
Gross profit	62,543	59,610	55,398
Selling, general and administrative expenses	56,601	53,653	52,741
(Gain) loss on sale of property, plant & equipment	(2)	9	(2)
Restructuring expense	—	—	287
Operating income	5,944	5,948	2,372
Interest expense, net	1,217	1,281	1,454
Income before income taxes	4,727	4,667	918
Income tax (benefit) expense	(18,033)	118	69
Net income	$22,760	$4,549	$849

Net income per common share:
Basic	$1.51	$0.31	$0.06
Diluted	$1.49	$0.30	$0.06
Weighted average shares outstanding:
Basic	15,067	14,914	14,756
Diluted	15,266	15,118	14,987

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years ended January 31,
	2017	2016	2015
	(In thousands)
Net income	$22,760	$4,549	$849
Other comprehensive income (loss)
Pension adjustments (net of tax $1,816, $0, $0 in 2017, 2016 and 2015)	2,936	5,904	(6,254)
Comprehensive income (loss)	$25,696	$10,453	$(5,405)

See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2014	14,718,414	$147	$115,978	$(74,540)	$(13,980)	$27,605
Net income	—	—	—	849	—	849
Pension adjustments, net of tax effect $0	—	—	—	—	(6,254)	(6,254)
Shares vested and others	134,226	2	(132)	1	—	(129)
Stock compensation expense	—	—	502	—	—	502
Balance at January 31, 2015	14,852,640	$149	$116,348	$(73,690)	$(20,234)	$22,573
Net income	—	—	—	4,549	—	4,549
Pension adjustments , net of tax effect of $0	—	—	—	—	5,904	5,904
Shares vested and others	145,547	1	(207)	1	—	(205)
Stock compensation expense	—	—	492	—	—	492
Balance at January 31, 2016	14,998,187	$150	$116,633	$(69,140)	$(14,330)	$33,313
Net income	—	—	—	22,760	—	22,760
Pension adjustments, net of tax effect $1,816	—	—	—	—	2,936	2,936
Shares vested and others	181,477	2	(266)	—	—	(264)
Stock compensation expense	—	—	609	—	—	609
Balance at January 31, 2017	15,179,664	$152	$116,976	$(46,380)	$(11,394)	$59,354
See accompanying notes.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2017	2016	2015
	(In thousands)
Operating activities
Net income	$22,760	$4,549	$849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,026	4,757	4,408
Increase in provision for doubtful accounts	160	141	115
Increase (decrease) in inventory reserve	626	350	(275)
(Gain) loss on sale of property, plant and equipment	(2)	9	(2)
Deferred income taxes	(18,122)	77	34
Stock-based compensation	609	493	502
Defined benefit plan, recognized net loss due to settlements	—	587	—
Amortization of net actuarial loss for pension plans	1,328	2,013	1,283
Changes in operating assets and liabilities:
Trade accounts receivable	14	544	(2,261)
Other receivables	(182)	10	9
Inventories	(1,712)	(8,275)	1,376
Income taxes	41	(54)	(4)
Prepaid expenses and other current assets	(536)	(532)	915
Accounts payable and accrued liabilities	(4,148)	2,838	(5,290)
Net cash provided by operating activities	5,862	7,507	1,659
Investing activities
Capital expenditures	(4,408)	(4,261)	(3,314)
Proceeds from sale of property, plant and equipment	2	8	2
Net (investments in) proceeds from life insurance	(65)	56	(70)
Net cash used in investing activities	(4,471)	(4,197)	(3,382)
Financing activities
Proceeds from long-term debt	37,447	31,960	33,750
Repayment of long-term debt	(38,601)	(34,719)	(32,479)
Common stock repurchased	(264)	(206)	(129)
Net cash (used in) provided by financing activities	(1,418)	(2,965)	1,142

Net (decrease) increase in cash	(27)	345	(581)
Cash at beginning of year	815	470	1,051
Cash at end of year	$788	$815	$470
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,217	$1,281	$1,454
Income tax, net of refunds	49	72	46
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2017
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 67 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Fiscal Year End
Fiscal years 2017, 2016, and 2015 refer to the fiscal years ended January 31, 2017, 2016 and 2015 , respectively.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s sales for each of the three years ended January 31, 2017. Foreign sales were approximately 6.3%, 6.7% and 7.7% of the Company’s sales for fiscal years 2017, 2016 and 2015, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2017 or 2016. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

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
Inventories
Inventory is valued at the lower of cost or market (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow moving and obsolete inventory to reflect the difference between the lower of cost of inventory and the estimated market value. Allowances for slow moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31, 2017 and 2016:

	January 31,
	2017	2016
Finished goods	11,174	10,233
WIP	13,486	13,443
Raw materials	11,029	10,927
Inventories, net	35,689	34,603

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
The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $1,460,000, $1,759,000 and $1,616,000 for fiscal years ended January 31, 2017, 2016 and 2015, respectively.
The Company subleased space at one of its facilities on a month-to-month basis during 2017, 2016, and 2015. Rental income was $40,000, $51,000, $40,000 for fiscal years ended January 31, 2017, 2016, and 2015 respectively.

The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, “Asset Retirement and Environmental Obligations.” Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $590,000 and $581,000 at January 31, 2017 and 2016, respectively.

	January 31,
	2017	2016
Balance at beginning of period	$581,000	$572,000
Decrease in obligation	—	—
Accretion expense	9,000	9,000
Balance at end of period	$590,000	$581,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments in fiscal years 2017, 2016 and 2015.
Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilution effect of stock grants. The following table sets forth the computation of basic and diluted income per share:

In thousands, except per share data	2017	2016	2015
Numerator
Net income	$22,760	$4,549	$849
Denominator
Weighted-average shares — basic	15,067	14,914	14,756
Dilutive effect of equity incentive plans	199	204	231
Weighted-average shares — diluted	15,266	15,118	14,987
Net income per common share
Basic	$1.51	$0.31	$0.06
Diluted	1.49	0.30	0.06
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2017 and 2016, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2017, 2016, and 2015 .

Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs of $945,000 in 2017, $1,057,000 in 2016, and $1,277,000 in 2015. Prepaid advertising costs reported as an asset on the balance sheet at January 31, 2017 and 2016, were $326,000 and $234,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or that the Company can repair the product at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods, and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $1,000,000 and $1,000,000 as of January 31, 2017 and 2016, respectively. The current portion of the warranty reserve was 500,000 and 600,000 for 2017 and 2016, respectively.
Self-Insurance
In 2017 and 2016, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, for workers’ compensation losses up to $250,000 per occurrence, and for auto liability up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 2.00% in 2017 and 2.00% in 2016.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2017 reflects additional paid-in capital of approximately $117 million and accumulated deficit of approximately $46 million. Other than the losses incurred during 2004-2006 and 2011-2014, the accumulated deficit is a result of the accounting reclassification, and is not the result of accumulated losses.
Accumulated Other Comprehensive Income (Loss), Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Balance as of beginning of year	$(14,330)	$(20,234)

Other comprehensive income before reclassifications	1,608	3,891
Amounts reclassified from AOCI	1,328	2,013
Net current period other comprehensive income	2,936	5,904

Balance as of end of year	$(11,394)	$(14,330)

The reclassifications out of accumulated other comprehensive income (loss) of $1,328,000 and $2,013,000 for the years ended January 31, 2017 and 2016, respectively, related to amortization of actuarial losses.

Revenue Recognition
The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.” Revenue is recognized when title passes under its various shipping terms, when classroom delivery services are complete, and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances, sales taxes imposed by various government authorities, cash discounts and rebate to customers. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Classroom delivery, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605, 25, “Revenue Recognition - Multiple-Element Arrangements,” revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as the furniture delivery and classroom delivery are generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Delivery Costs
For the fiscal years ended January 31, 2017, 2016 and 2015, shipping and classroom delivery costs of approximately $16,116,000, $15,799,000 and $15,411,000, respectively, were included in selling, general and administrative expenses.
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

2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), and has modified the standard thereafter. The core principal of the standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new revenue standard will be effective for the Company on February 1, 2018.
The standard permits the use of either a full retrospective method, where the standard is applied to each prior reporting period presented or a cumulative effect transition method, or modified retrospective method, where the cumulative effect of initially applying the standard is recognized at the date of initial application. We anticipate using the modified retrospective method and we are currently evaluating the effect the new revenue standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a significant increase in its long-term assets and liabilities resulting from the adoption.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company will adopt this ASU in the first quarter of fiscal 2018. The Company has excess tax benefits for which a benefit could not be previously recognized of approximately $172,000. Upon adoption the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings.

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance addresses the accounting for income tax effects at award settlement, the use of an expected forfeiture rate to estimate award cancellations prior to the vesting date and the presentation of excess tax benefits and shares surrendered for tax withholdings on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled which is a change from the current guidance that requires such activity to be recorded in paid-in capital within stockholder’s equity. This guidance will be applied prospectively and may create volatility in the Company’s effective tax rate when adopted depending largely on future events and other factors which may include the Company’s stock price, timing of stock option exercises, the value realized upon vesting or exercise of shares compared to the grant date fair value of those shares and any employee terminations.  This guidance eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable.  This guidance will be applied on a modified-retrospective basis with a cumulative-effect adjustment to retained earnings. This guidance also eliminates the requirement to estimate forfeitures, but rather provides for an election that would allow entities to account for forfeitures as they occur. The Company plans to adopt this election beginning in the first quarter of fiscal 2018 using the modified retrospective method and expects that the impact from recording forfeitures as they occur as well as the cumulative adjustment to retained earnings resulting from adoption will not be material. This guidance also changes the presentation of excess tax benefits from a financing activity to an operating activity in the statement of cash flows. The Company plans to adopt this retrospectively and does not expect a material impact on its consolidated statements of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted.

In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. This guidance is effective for fiscal years beginning after December 15, 2019, which will be the Company’s first quarter of fiscal 2021. Early adoption is permitted for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued authoritative guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. Other than this change in presentation within the Company’s consolidated statements of cash flows, the adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements or related disclosures.

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
In thousands, except per share data	2017	2016
Revolving credit line	$4,914	$6,663
Other	97	97
Total debt	5,011	6,760
Less current portion	68	663
Non-current portion	$4,943	$6,097

On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended twelve times subsequent to that date, which, among other things, extended the maturity date of the Credit Agreement for three years until December 22, 2019, reduced the maximum availability under the Credit Agreement to $49,500,000, modified, eliminated, or waived covenants, amended seasonal advances and established a $2,500,000 line for equipment financing.
On April 4, 2016 the Company entered into Amendment No. 12, which retroactively modified the capital expenditure covenant at January 31, 2016 and extended the maturity to December 2019. On October 27, 2016 the Company entered into Amendment No. 13, which modified the line to allow for a credit card program through PNC Bank. On March 13, 2017 the Company entered into Amendment No. 14 which established an equipment line to facilitate the capital expenditure plan for 2018 and to establish covenants for 2018.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $49,500,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an Equipment Line for purchases of equipment up to $2,500,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than December 22, 2019, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
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

For the year ended January 31, 2016 the Credit Agreement contained a covenant that forbid the Company from issuing dividends or making payments with respect to the Company's capital stock. As discussed above, on April 4, 2016 the Company entered into Amendment No. 12 which allows the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year, although the Company has not to date chosen to do so. In addition, it contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole. The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (1) a minimum fixed charge coverage ratio, and (2) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of January 31, 2017 the Credit Agreement required the Company to maintain: (1) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ending January 31, 2017, and (2) a minimum EBITDA amount of $7,304,000 for the twelve consecutive fiscal months ending January 31, 2017. The actual results of the Company with respect to the foregoing financial covenants for the period ending January 31, 2017 were as follows: (1) the Company maintained a fixed charge coverage ratio of greater than 5.85 to 1.00 for the four consecutive fiscal quarters ended January 31, 2017, and (2) the Company achieved EBITDA of $11,578,000 for the twelve consecutive fiscal months ending January 31, 2017.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $6,000,000 for a period of 30 consecutive days each fiscal year. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
The Company was in violation of its capital expenditure covenant for the relevant period ended January 31, 2016. However, as noted above, on April 4, 2016 the Company entered into Amendment No. 12, which modified the capital expenditure covenant as of January 31, 2017. The Company was in compliance with the modified covenant.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $22,015,000 was available for borrowing as of January 31, 2017.
As of January 31, 2017, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2018	$68
2019	4,943
2020	—
2021	—
2022	—
Thereafter	—
Management believes that the carrying value of debt approximated fair value at January 31, 2017 and 2016, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains three defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), the Virco Important Performers Retirement Plan (“VIP Plan”) and the Directors Plan. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. The VIP Plan benefits are secured by a life insurance program. Substantially all assets securing the VIP Plan are held in a rabbi trust. These cash surrender values are included in other assets in the consolidated balance sheets. The cash surrender values of the policies securing the VIP Plan were $3,367,000 and $3,462,000 at January 31, 2017 and 2016, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $9,189,000 and $9,391,000 at January 31, 2017 and 2016, respectively. The Company maintains a rabbi trust to hold assets related to the VIP Retirement Plan and a Split Dollar Life Insurance Plan.
In April 2001, the Board of Directors established the Directors Plan, a non-qualified plan for non-employee directors of the Company. Benefit accruals under the Directors Plan were frozen effective December 31, 2003. As of January 31, 2017, substantially all liabilities under the Plan have been discharged. At January 31, 2017, the Directors Plan did not hold any assets.
The annual measurement date for all plans for the fiscal years ended January 31, 2017, 2016 and 2015 is January 31. Effective December 31, 2003, the Company froze all future benefit accruals under the plans. Employees can continue to vest under the benefits earned to date, but no covered participants will earn additional benefits under the plan freeze.
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
Because the Company froze future benefit accruals for all benefit plans, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2017 or 2016.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan. The VIP Plan is an executive benefit plan that is not funded and is subject to the Company's creditors. Because this plan is not funded, the assumed rate of return has no impact on pension expense or the funded status of the plan.
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
The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2017 less than 10% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan, and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance.
At January 31, 2017 and 2016, the amount of the plan assets invested in bond or short-term investment funds was 9% and 23%, respectively, and the balance of the trust was held in equity funds or investments. The trust does not hold any Company stock.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and the Directors Plan to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $1.4 million, $1.6 million, and $2.4 million, to the trust in 2017, 2016, and 2015, respectively. Contributions during fiscal year 2018 will depend upon actual investment results and benefit payments, but are anticipated to be approximately $1.4 million. During 2017, 2016 and 2015, the Company paid approximately $536,000, $591,000 and $580,000 respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $318,000 for 2018. At January 31, 2017, accumulated other comprehensive loss of approximately $11.4 million, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the funded status of the Company’s pension plans at January 31, 2017, and 2016:

	Employee Plan		VIP Plan		Directors Plan
	1/31/2017	1/31/2016	1/31/2017	1/31/2016	1/31/2017	1/31/2016
Change in Benefit Obligation
Benefit obligation at beg. of year	$32,659	$37,708	$8,701	$10,104	$280	$428
Service cost	—	—	—	—	—	—
Interest cost	1,184	1,147	357	343	10	13
Participant contributions		—		—	—	—
Amendments		—		—	—	—
Actuarial losses (gains)	(1,125)	(4,256)	(266)	(1,209)	3	(107)
Plan settlement	—	(1,380)		—	—	—
Benefits paid	(1,506)	(560)	(500)	(537)	(36)	(54)
Benefit obligation at end of year	$31,212	$32,659	$8,292	$8,701	$257	$280
Change in Plan Assets
Fair value at beg. of year	$19,848	$21,187	$—	$—	$—	$—
Actual return on plan assets	3,169	(974)	—	—	—	—
Company contributions	1,400	1,575	500	537	36	54
Settlements	—	(1,380)		—	—	—
Benefits paid	(1,506)	(560)	(500)	(537)	(36)	(54)
Fair value at end of year	$22,911	$19,848	$—	$—	$—	$—
Funded Status
Unfunded status of the plan	$(8,301)	$(12,811)	$(8,292)	$(8,701)	$(257)	$(280)
Amounts Recognized in Statement of Financial Position
Current liabilities	—	—	(278)	(593)	(34)	(34)
Non-current liabilities	(8,301)	(12,811)	(8,014)	(8,108)	(223)	(246)
Accrued benefit cost	$(8,301)	$(12,811)	$(8,292)	$(8,701)	$(257)	$(280)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(8,301)	$(12,811)	$(8,292)	$(8,701)	$(257)	$(280)
Accumulated other comp. loss (gain)	9,567	13,889	2,447	3,023	—	(144)
Net amount recognized	$1,266	$1,078	$(5,845)	$(5,678)	$(257)	$(424)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$9,567	$13,889	$2,447	$3,023	$—	$(144)
Unamortized prior service costs	—	—	—	—	—	—
Net initial asset recognition	—	—	—	—	—	—
	$9,567	$13,889	$2,447	$3,023	$—	$(144)

	Employee Plan		VIP Plan		Directors Plan
	1/31/2017	1/31/2016	1/31/2017	1/31/2016	1/31/2017	1/31/2016
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(3,159)	$(1,986)	$(266)	$(1,209)	$3	$(107)
Prior service cost		—			—	—
Amortization of (loss) gain	(1,162)	(2,117)	(310)	(484)	144	—
Amortization of prior service cost (credit)	—	—	—	—	—	—
Amortization of initial asset	—	—	—	—	—	—
Total recognized in other comprehensive (loss) income	$(4,321)	$(4,103)	$(576)	$(1,693)	$147	$(107)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	715	1,162	240	310	—	(116)
	$715	$1,162	$240	$310	$—	$(116)
Supplemental Data
Projected benefit obligation	$31,212	$32,659	$8,292	$8,701	$257	$280
Accumulated benefit obligation	31,212	32,659	8,292	8,701	257	280
Fair value of plan assets	22,911	19,848	—	—	—	—
Components of Net Cost
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,184	1,147	357	343	10	13
Expected return on plan assets	(1,134)	(1,295)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to settlement	—	587	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	1,162	1,529	310	484	(144)	—
Benefit cost	$1,212	$1,968	$667	$827	$(134)	$13
Estimated Future Benefit Payments
FYE 01-31-2018	$6,076		$284		$34
FYE 01-31-2019	1,726		312		32
FYE 01-31-2020	1,594		333		31
FYE 01-31-2021	1,605		322		29
FYE 01-31-2022 to 2026	1,619		354		27
FYE 01-31-2023 to 2027	9,570		2,048		70
Total	$22,190		$3,653		$223
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	4.25%	4.00%	4.50%	4.25%	4.25%	3.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.00%	3.25%	4.25%	3.50%	4.00%	3.25%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2017	1/31/2016
Level 1 Measurement
Cash & Cash Equivalents	$—	$—
Common Stock	7,379	5,831
Total Level 1	$7,379	$5,831
Level 2 Measurement
PNC Govt Money Fund	$856	$1,087
Vanguard Total Bond	1,144	3,478
Ishares Russell 2000	1,771	1,276
Vanguard All World	—	1,668
Blackrock S&P Index	4,643	5,410
Ishares Credit Bond ETF	172	—
Vanguard INTM Term Investment	346	—
Ishares MID-CAP	1,817	—
Ishares Emerging Markets	1,110	—
Ishares MCSI RAFE	1,553	—
Vanguard REIT	913	—
Managed Investment Fund	1,207	1,098
Total Level 2	$15,532	$14,017
Level 3 Measurement
None	N/A	N/A
401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 50% of their eligible compensation through a 401(k) retirement program.Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2017 and 2016, the plan held 587,084 shares and 634,003 shares of Virco stock, respectively. For the fiscal year ended January 31, 2017, the Company made a small contribution to employees enrolled in the Plan in connection with an auto enrollment program. For the fiscal years ended January 31, 2017, 2016 and 2015 there was no employer match and therefore no compensation cost to the Company.
Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan. Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the covered participants. Death benefits due to participants are approximately $2,600,000. Cash surrender values of these policies, which are included in other assets in the consolidated balance sheets, were $2,231,000 and $2,555,000 at January 31, 2017 and 2016, respectively. Death benefits payable under the policies were approximately $4,748,000 and $4,951,000 at January 31, 2017 and 2016, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2017 and 2016:

	1/31/2017	1/31/2016
Liability beginning of year	$2,166,000	$2,388,000
Accretion expense	68,000	78,000
Death benefits paid	(50,000)	(300,000)
Liability end of year	$2,184,000	$2,166,000
5. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
The Company's two stock plans are the 2011 Employee Stock Incentive Plan (the “2011 Plan”) and the 2007 Employee Incentive Stock Plan (the “2007 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were 87,284 awards granted and 223,174 awards were vested during fiscal 2017. As of January 31, 2017, there were approximately 764,236 shares available for future issuance under the 2011 Plan.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted no awards during fiscal 2017. As of January 31, 2017, there were approximately 13,075 shares available for future issuance under the 2007 Plan.
Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards:

			Expense for 12 months ended			Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	1/31/2017	1/31/2016	1/31/2015	1/31/2017
2011 Stock Incentive Plan
06/21/2016	51,284	1 year	$133,000	$—	$—	$66,000
06/21/2016	36,000	3 years	32,000	—	—	108,000
06/22/2015	48,000	4 years	32,000	22,000	—	78,000
06/22/2015	27,174	1 year	25,000	50,000	—	—
06/24/2014	490,000	5 years	240,000	246,000	171,000	560,000
06/24/2014	28,626	1 year	—	25,000	49,000	—
12/03/2013	10,000	1 year	—	—	13,000	—
06/25/2013	71,430	1 year	—	—	50,000	—
06/19/2012	520,000	5 years	147,000	150,000	157,000	50,000
2007 Stock Incentive Plan
06/16/2009	382,500	5 years	—	—	62,000	—
Totals for the period			$609,000	$493,000	$502,000	$862,000

A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2017		2016		2015
	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units	Restricted stock units	Weighted- average fair value of restricted stock units
Outstanding at beginning of year	657,174	$2.34	812,626	$2.24	544,430	$1.87
Granted	87,284	3.89	75,174	2.76	518,626	2.61
Vested	(223,174)	4.04	(212,626)	2.79	(232,430)	2.38
Forfeited	(30,000)	2.61	(18,000)	2.74	(18,000)	2.61
Outstanding at end of year	491,284	2.46	657,174	2.34	812,626	2.24
Weighted-average fair value of restricted stock units granted during the year		3.89		2.76		2.61
The aggregate fair value of restricted stock unit awards vested during fiscal years 2017, 2016 and 2015 was $902,000, $593,000 and $553,000, respectively.
6. Income Taxes
The income tax expense (benefit) for the last three years is reconciled to the statutory federal income tax rate as follows (in thousands):

	Year ended January 31,
	2017	2016	2015
Statutory	$1,607	$1,587	$285
State taxes (net of federal tax)	363	303	144
Change in valuation allowance	(19,831)	(2,214)	(248)
State rate adjustment	(548)	168	(8)
Change in unrecognized tax benefits	(1)	(3)	(19)
Expirations of attributes	408	229	65
Other	(31)	48	(150)
Income tax expense (benefit)	$(18,033)	$118	$69
Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows:

	Year ended January 31,
	2017	2016	2015
Current
Federal	$24	$1	$—
State	65	40	35
	89	41	35
Deferred
Federal	1,519	1,567	232
State	190	724	48
	1,709	2,291	280
Change in Valuation Allowance	(19,831)	(2,214)	(246)
	(18,122)	77	34
Income tax expense (benefit)	$(18,033)	$118	$69

Deferred tax assets and liabilities (in thousands) are comprised of the following:

	Year ended January 31,
	2017	2016
Deferred tax assets
Accrued vacation and sick leave	$1,211	$1,106
Retirement plans	6,900	8,837
Insurance reserves	633	791
Warranty	383	386
Net operating loss carryforwards	7,627	10,393
Intangibles	—	25
Inventory	1,418	1,582
Other	1,005	1,008
	$19,177	$24,128
Deferred tax liabilities
Tax in excess of book depreciation	$(1,556)	$(1,432)
Other	(98)	(87)
	$(1,654)	$(1,519)
Valuation allowance	(515)	(21,906)
Net long term deferred tax asset	$17,008	$703

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $21,906,000 at January 31, 2016. At October 31, 2016, the Company determined that it was more-likely-than-not to realize the majority of its deferred tax assets, and therefore released its valuation against those assets resulting in a benefit to income taxes. The Company has left a partial valuation allowance of $515,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. A valuation allowance was recorded against the majority of the net deferred tax assets totaling $21,906,000 at January 31, 2016. At January 31, 2017, the Company has net operating loss carryforwards of approximately $16,879,000 for federal and $34,145,000 for state income tax purposes, expiring at various dates through January 31, 2035.
The following table summarizes the activity related to our gross unrecognized tax benefits from February 1, 2015 to January 31, 2017 (in thousands):

	January 31,
	2017	2016
Balances as of February 1,	$31	$36
Increases related to prior year tax positions	1	—
Decreases related to prior year tax positions	—	(2)
Increases related to current year tax positions	5	5
Decreases relating to settlements with taxing authorities	—	—
Decreases related to lapsing of statute of limitations	(8)	(8)
Balance as of January 31,	$29	$31
At January 31, 2017, the Company’s unrecognized tax benefits associated with uncertain tax positions were $29,000, of which $19,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $7,000 at January 31, 2017, and January 31, 2016. In 2016, the Company closed its IRS examination for its tax return for the year ended January 31, 2013 with no changes. The years ended January 31,

2012 , January 31, 2014 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.
During 2015, the Company completed Texas income tax examinations of the tax years ending January 31, 2010 and 2011. The examination did not materially impact the Consolidated Statements of Operations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2017, it is reasonably possible that unrecognized tax benefits will decrease by $7,000 within the next 12 months due to the expiration of the statute of limitations.
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
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2017, are as follows:

Year ending January 31,
2018	$4,842
2019	4,212
2020	4,183
2021	362
2022	3
Thereafter	—
Total minimum lease payments	$13,602
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2017	$5,735
2016	5,681
2015	6,025
The Company has issued purchase commitments for raw materials at January 31, 2017, of approximately $11,967,000. There were no commitments in excess of normal operating requirements.
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

The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,650,000 and $2,050,000 at January 31, 2017 and 2016, respectively, based upon the Company’s estimated payout period of five years using a 2.0% and 2.0% discount rate, respectively.
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

Year ending January 31,
2018	$300
2019	300
2020	300
2021	300
2022	300
Thereafter	180
Total	1,680
Discount to net present value	(30)
$1,650
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. The following is a summary of the Company’s warranty-claim activity during 2017 and 2016.

	January 31,
(In thousands)	2017	2016
Beginning balance	$1,000	$950
Provision for current year	700	675
Provision for (benefits from) prior year	(285)	(250)
Costs incurred	(415)	(375)
Ending balance	$1,000	$1,000
10. Subsequent Events
The Company has evaluated events subsequent to January 31, 2017, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or additional disclosure in the financial statements except for Amendment No. 14, dated March 13, 2017 to the Revolving Credit and Security Agreement, dated as of December 22, 2011, which is disclosed in the notes to the consolidated financial statements.
11. Quarterly Results (Unaudited)

The Company’s quarterly results for the years ended January 31, 2017 and 2016, as adjusted, are summarized as follows (in thousands, except per share data):

	Q1	Q2	Q3	Q4
Year ended January 31, 2017
Net sales	$20,827	$61,354	$67,795	$23,441
Gross profit	8,063	23,738	24,311	6,431
Net (loss) income **	(3,138)	6,885	23,998	(4,985)
Per common share
Net (loss) income*
Basic	$(0.21)	$0.46	$1.59	$(0.33)
Assuming dilution	(0.21)	0.45	1.57	(0.33)
Year ended January 31, 2016
Net sales	$23,048	$61,072	$64,981	$19,494
Gross profit	8,194	23,996	23,210	4,210
Net (loss) income	(3,178)	7,450	6,003	(5,726)
Per common share
Net (loss) income*
Basic	$(0.21)	$0.50	$0.40	$(0.38)
Assuming dilution	(0.21)	0.49	0.39	(0.38)
 ______________________________

* Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

** For fiscal quarter ended October 31, 2016, the Company released its valuation allowance against the deferred tax assets resulting in a benefit to income taxes of $17,962,000.
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
Management's Report on Internal Control over Financial Reporting

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ending January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.”
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2017.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this report.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2017, 2016 AND 2015
(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2017	$200	$110	$110	$200
January 31, 2016	$200	$141	$141	$200
January 31, 2015	$200	$115	$115	$200
Warranty reserve for the period ended:
January 31, 2017	$1,000	$415	$415	$1,000
January 31, 2016	$950	$375	$325	$1,000
January 31, 2015	$1,000	$442	$492	$950
Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2017	$2,050	$777	$1,177	$1,650
January 31, 2016	$2,130	$975	$1,055	$2,050
January 31, 2015	$2,425	$204	$499	$2,130
Deferred tax valuation allowance for the period ended:
January 31, 2017	$21,906	$—	$21,391	$515
January 31, 2016	$26,399	$—	$4,493	$21,906
January 31, 2015	$24,210	$2,189	$—	$26,399
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

VIRCO MFG. CORPORATION

Date: April 25, 2017	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 25, 2017
Robert A. Virtue

/s/ Douglas A. Virtue	President	April 25, 2017
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 25, 2017
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 25, 2017
Bassey Yau

/s/ Alexander L. Cappello	Director	April 25, 2017
Alexander L. Cappello

/s/ Don Rudkin	Director	April 25, 2017
Don Rudkin

/s/ Robert Lind	Director	April 25, 2017
Robert Lind

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2017

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

10.2
Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.3
Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.4
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

10.5	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

10.6
Revolving Credit and Security Agreement dated as of December 22, 2011 by and among Virco Mfg. Corporation and Virco Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 22, 2011).

10.7
First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.8
Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2012).

10.9
Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.10
Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2012).

10.11
Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).

10.12
Sixth Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.13
Seventh Amendment to Revolving Credit and Security Agreement, dated as of April 15, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2014).

10.14
Eighth Amendment to Revolving Credit and Security Agreement, dated as of August 18, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.15	First Amendment to the Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the Commission on May 23, 2014).

10.16
Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on April 24, 2015).

10.17
Tenth Amendment to Revolving Credit and Security Agreement, dated as of June 18, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on September 11, 2015).

10.18
Eleventh Amendment to Revolving Credit and Security Agreement, dated as of December 2, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on December 15, 2015).

10.19
Twelfth Amendment to Revolving Credit and Security Agreement, dated as of April 4, 2016, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Commission on April 26, 2016).

10.20
Thirteenth Amendment to Revolving Credit and Security Agreement, dated as of October 27, 2016, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.21*
Fourteenth Amendment to Revolving Credit and Security Agreement, dated as of March 13, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

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