Form 10-Q
period 2017-04-30
VIRCO MFG CORPORATION
filed 2017-06-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,179,664 shares as of June 8, 2017.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2017	1/31/2017	4/30/2016
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$685	$788	$1,033
Trade accounts receivables, net	9,964	9,915	8,882
Other receivables	39	216	67
Income tax receivable	201	275	260
Inventories, net	54,788	35,689	53,924
Prepaid expenses and other current assets	2,327	1,610	1,904
Total current assets	68,004	48,493	66,070
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	686	675	674
Buildings and building improvements	46,021	46,021	46,106
Machinery and equipment	100,582	99,896	102,800
Leasehold improvements	848	842	684
	149,808	149,105	151,935
Less accumulated depreciation and amortization	114,883	114,780	117,593
Net property, plant and equipment	34,925	34,325	34,342
Deferred tax assets, net	18,491	17,008	698
Other assets	8,334	8,361	7,071
Total assets	$129,754	$108,187	$108,181
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	4/30/2017	1/31/2017	4/30/2016
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$16,169	$12,388	$16,894
Accrued compensation and employee benefits	4,401	5,138	4,355
Current portion of long-term debt	18,336	68	18,416
Other accrued liabilities	4,810	3,991	4,652
Total current liabilities	43,716	21,585	44,317
Non-current liabilities
Accrued self-insurance retention	1,920	1,350	1,869
Accrued pension expenses	18,326	18,699	22,968
Income tax payable	47	36	39
Long-term debt, less current portion	6,011	4,943	5,804
Other accrued liabilities	2,105	2,220	2,556
Total non-current liabilities	28,409	27,248	33,236
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,179,664 shares at 04/30/2017 and at 1/31/2017 and 14,998,187 at 04/30/2016	152	152	150
Additional paid-in capital	117,143	116,976	116,757
Accumulated deficit	(48,420)	(46,380)	(72,279)
Accumulated other comprehensive loss	(11,246)	(11,394)	(14,000)
Total stockholders’ equity	57,629	59,354	30,628
Total liabilities and stockholders’ equity	$129,754	$108,187	$108,181
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Operations
Unaudited (Note 1)

	Three months ended
	4/30/2017	4/30/2016
	(In thousands, except per share data)
Net sales	$23,235	$20,827
Costs of goods sold	14,808	12,764
Gross profit	8,427	8,063
Selling, general and administrative expenses	11,692	10,909
Gain on sale of property, plant & equipment	—	(1)
Operating loss	(3,265)	(2,845)
Interest expense, net	295	264
Loss before income taxes	(3,560)	(3,109)
Income tax (benefit) expense	(1,349)	29
Net loss	$(2,211)	$(3,138)

Net loss per common share:
Basic	$(0.15)	$(0.21)
Diluted	$(0.15)	$(0.21)
Weighted average shares outstanding (a): :
Basic	15,128	14,971
Diluted	15,128	14,971

(a) Net loss per share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited (Note 1)

	Three months ended
	4/30/2017	4/30/2016
	(In thousands)
Net loss	$(2,211)	$(3,138)
Other comprehensive income
Pension adjustments (net of tax $92, $0 in 2018 and 2017)	148	330
Comprehensive loss	$(2,063)	$(2,808)

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Three months ended
	4/30/2017	4/30/2016
	(In thousands)
Operating activities
Net loss	$(2,211)	$(3,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,267	1,305
Provision for doubtful accounts	15	16
Increase in inventory reserve	(170)	(90)
Gain on sale of property, plant and equipment	—	(1)
Deferred income taxes	(1,311)	5
Stock-based compensation	167	124
Amortization of net actuarial loss for pension plans, net of tax	148	330
Changes in operating assets and liabilities:
Trade accounts receivable	(65)	1,032
Other receivables	177	(35)
Inventories, net	(18,929)	(19,230)
Income taxes	85	58
Prepaid expenses and other current assets	(691)	(893)
Accounts payable and accrued liabilities	3,975	3,991
Net cash used in operating activities	(17,543)	(16,526)
Investing activities
Capital expenditures	(1,896)	(1,097)
Proceeds from sale of property, plant and equipment	—	1
Net cash used in investing activities	(1,896)	(1,096)
Financing activities
Proceeds from long-term debt	24,347	24,600
Repayment of long-term debt	(5,011)	(6,760)
Common stock repurchased	—	—
Net cash provided by financing activities	19,336	17,840

Net (decrease) increase in cash	(103)	218
Cash at beginning of period	788	815
Cash at end of period	$685	$1,033
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2017
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The balance sheet at January 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Corporation effective for fiscal years beginning after December 15, 2018, but may be adopted at any time, and requires a modified retrospective transition. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The new standard becomes effective for the Corporation for fiscal years beginning after December 15, 2017. The Corporation anticipates the standard will have an immaterial effect on consolidated statements of cash flows.

In March 2017, the FASB issued authoritative guidance related to the presentation of net periodic pension cost in the income statement. This guidance requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance also allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption for the presentation of the service cost component and other components of net periodic pension cost in the income statement and prospective adoption for capitalization of the service cost component. Early adoption is permitted at the beginning of a fiscal year. The Company adopted this standard in the first quarter of fiscal 2018 and it had no effect on the condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Corporation implemented the new standard in the first quarter of fiscal 2018. The primary impact of implementation was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2018. Upon adoption the balance of the unrecognized excess tax benefits of approximately $172,000 was reversed with the impact recorded to retained earnings. Prior to the adoption of this standard, that amount would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2018, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in our Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. This guidance is effective for fiscal years beginning after December 15, 2016 and requires prospective adoption with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2018 and it had no effect on the condensed consolidated financial statements and related disclosures.

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of April 30, 2017, January 31, 2017 and April 30, 2016:

	4/30/2017	1/31/2017	4/30/2016
Finished goods	21,829	11,174	21,984
WIP	20,977	13,486	21,086
Raw materials	11,982	11,029	10,854
Inventories, net	54,788	35,689	53,924

Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	4/30/2017	1/31/2017	4/30/2016
	(in thousands)
Revolving credit line	$24,267	$4,914	$24,140
Other	80	97	80
Total debt	24,347	5,011	24,220
Less current portion	18,336	68	18,416
Non-current portion	$6,011	$4,943	$5,804

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2019 and has a maximum availability of $49,500,000, plus sub-lines for letters of credit and a $2,500,000 line for equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at April 30, 2017 was 4.5%. Approximately $13,375,000 was available for borrowing as of April 30, 2017.
The Credit Agreement restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million, and contains numerous other covenants, including these financial covenants: (1) fixed charge coverage ratio, and (2) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the first quarter of fiscal year ending January 31, 2018. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 1, 2016 through August 15, 2016 and modified the clean down provision to reduce borrowings under the line to less than $6,000,000 from a period of 60 consecutive days to 30 consecutive days. On October 27, 2016, the Company entered into Amendment No. 13 to the Credit Agreement which, among other things, reduced the maximum availability of $49,750,000 to $49,500,000 to allow for a sub-line for the company's credit card program. On March 13, 2017, the Company entered into Amendment No. 14 to the Credit Agreement which established a $2,500,000 equipment line to facilitate the capital expenditure plan for 2018 and to establish covenants for 2018. On June 8, 2017, the Company entered into Amendment No. 15 to the Credit Agreement which, among other things, will allow the restatement of the amount of revolving advances to $14,000,000 for June 2017 and $11,000,000 for July 2017 and extend the time to borrow under the $2,500,000 Equipment Line until March 12, 2018.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at April 30, 2017 and 2016, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company maintains a partial valuation allowance against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company's income tax benefit for the three months ended April 30, 2017 was $1.3 million on pre-tax loss of

$3.6 million or an effective tax rate of 37.9 percent. For the three months ended April 30, 2016, the Company's income tax expense was $29,000 on pre-tax loss of $3.1 million. The effective tax rate was substantially lower in the three months ended April 30, 2016 principally due to a valuation allowance recorded against the majority of the net deferred tax assets at April 30, 2016.

The Company adopted ASU 2016-09 related to stock compensation in the first quarter of fiscal 2018. Upon adoption the balance of the unrecognized excess tax benefits of approximately $172,000 was recognized with the impact recorded to retained earnings.
See "Note 3. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements" for more information regarding the implementation of ASU No. 2016-09.

In 2016, the Company closed its IRS examination for its tax return for the year ended January 31, 2013 with no changes. The January 31, 2014 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain.  As of April 30, 2017, it is reasonably possible that unrecognized tax benefits will decrease by $9,000 within the next 12 months due to the expiration of the statute of limitations.

Note 7. Net Loss per Share

	Three Months Ended
	4/30/2017	4/30/2016
	(In thousands, except per share data)
Net loss	$(2,211)	$(3,138)
Weighted average shares outstanding (a)	15,128	14,971
Net effect of dilutive shares - based on the treasury stock method using average market price	—	—
Totals	15,128	14,971

Net loss per share - basic	$(0.15)	$(0.21)
Net loss per share - diluted	$(0.15)	$(0.21)

(a) All exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2017 and 2016, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2017 and 2016, was 252,000 and 270,000, respectively. The Company implemented ASU No. 2016-09 in the first quarter of fiscal 2018, which had an immaterial impact on the number of potentially dilutive shares from stock-based compensation plans. See "Note 3. Recently Adopted Accounting Standards" for more information regarding the implementation of ASU No. 2016-09.

Note 8. Stock-Based Compensation and Stockholders’ Rights
Stock Incentive Plans
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During fiscal 2017, the Company granted awards for 87,284 shares of restricted stock, and awards for 223,174 shares of restricted stock vested according to their terms. There were no additional awards granted or vested during the first quarter ended April 30, 2017. There were approximately 764,236 shares available for future issuance under the 2011 Plan as of April 30, 2017.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted no awards during the first quarter ended April 30, 2017. As of April 30, 2017, there were approximately 13,075 shares available for future issuance under the 2007 Plan. On June 19, 2017, the 2007 Plan will terminate and no further awards may be made under the 2007 Plan.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at April 30, 2017 and 2016:

			Expense for 3 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	4/30/2017	4/30/2016	4/30/2017
2011 Stock Incentive Plan
06/21/2016	51,284	1 year	$50,000	$—	$16,000
06/21/2016	36,000	3 years	12,000	—	96,000
06/22/2015	48,000	4 years	8,000	8,000	70,000
06/22/2015	27,174	1 year	—	19,000	—
06/24/2014	490,000	5 years	60,000	60,000	500,000
06/24/2014	28,626	1 year	—	—	—
06/19/2012	520,000	5 years	37,000	37,000	13,000
Totals for the period			$167,000	$124,000	$695,000

Note 9. Stockholders’ Equity

The Company’s Credit Agreement with PNC restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million. Such dividends payments are also subject to compliance with financial and other covenants provided in the Credit Agreement.

The Company adopted ASU 2016-09 related to stock compensation in the first quarter of fiscal 2018. Upon adoption the balance of the unrecognized excess tax benefits of approximately $172,000 was reversed with the impact recorded to retained earnings.
See "Note 3. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements" for more information regarding the implementation of ASU No. 2016-09.

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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three months ended April 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	4/30/2017	4/30/2016	4/30/2017	4/30/2016	4/30/2017	4/30/2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	304	296	89	90	9	3
Expected return on plan assets	(342)	(284)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	179	291	60	77	—	(29)
Benefit cost	$141	$303	$149	$167	$9	$(26)

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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2017 and 2016.

	Three Months Ended
	4/30/2017	4/30/2016
	(In thousands)
Beginning balance	$1,000	$1,000
Provision	70	129
Costs incurred	(70)	(129)
Ending balance	$1,000	$1,000

Note 12. Subsequent Events
Subsequent to quarter end, the Company entered into a non-binding agreement to purchase a manufacturing building in Conway Arkansas. The Company has been operating a component fabrication operation in this building since the 1998 under a series of 10 year leases. The current lease expires in March of 2018. The non-binding agreement is to purchase the building for $7,200,000 with Virco making a 20% down payment and the current owner providing financing for 20 years at 4% per year.
On June 8, 2017, the Company entered into Amendment No. 15 to the Credit Agreement which, among other things, will allow the restatement of the amount of revolving advances to $14,000,000 for June 2017 and $11,000,000 for July 2017 and extend the time to borrow under the $2,500,000 Equipment Line until March 12, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended April 30, 2017, the Company incurred a pre-tax loss of $3,560,000 on net sales of $23,235,000 compared to a pre-tax loss of $3,109,000 on net sales of $20,827,000 in the same period last year.
Net sales for the three months ended April 30, 2017 increased by $2,408,000, an 11.6% increase, compared to the same period last year. Approximately two thirds of this increase was due to an increase in volume, with the balance of the increase from price. Order rates for the quarter increased by approximately 17.5% compared to the prior year period. Approximately 50% of the increase was attributable to project business. Because project business is more likely to be delivered in the summer months when school is not in session, order backlog at April 30, 2017 increased by approximately 24%. The Company began the quarter ended April 30, 2017 with a backlog that was approximately $1.3 million more than at the start of the first quarter last year. Orders for the quarter increased by 17.5%, and backlog at April 30, 2017 increased by over 24.0% to $39,553,000 compared to $31,843,000 at April 30, 2016.
While this increase in order rates is welcome, the month by month trends continue to be volatile, especially when there is an increase in project related business. The increase in project business contributes to the monthly volatility in orders as well as contributes to heightened seasonality for sales, as projects are likely to be delivered in the summer when school is out of session. Projects also tend to be more service intensive, and can exacerbate the seasonal work load during the summer.
Gross margin for the three months ended April 30, 2017 decreased as a percentage of sales to 36.3% in the current year compared to 38.7% in the prior year. This decrease was primarily attributable to three components. First, the Company increased compensation for factory employees, in large part because of pressures from increases in minimum wage. Second, the Company has incurred increased material costs for certain commodities, particularly steel. Steel costs increased in the summer of 2017, and again in the first quarter of 2018. Third, while the Company has increased selling prices to recover these cost increases, a significant portion for shipments in the first quarter were from orders placed in 2017, prior to the price increase. Factory production levels were stable for the first quarter of 2018 compared to the prior year.
Selling, general and administrative expenses increased compared to the prior year, but were stable as a percentage of sales. The Company held a national sales meeting in the first quarter of 2018 at our Conway, Arkansas facility which involved the entire sales force, corporate marketing, field service teams, and a large representation from management. This meeting increased costs in the quarter and took our sales force out of the field for a week. No comparable meeting has been held for three years. In addition, there were increases in project sales and other sales requiring Virco full service, which includes freight to the customer and delivery to the classroom.
Income tax expense for the quarter ended April 30, 2017 is not comparable to the prior year. The Company had a valuation allowance against deferred tax assets in the first quarter of last year, and as a result had minimal income tax expense /(benefit). This valuation allowance was substantially reversed in the third quarter of the prior year. The first quarter of 2018 reflects a normalized income tax rate (benefit).
Interest expense was slightly more for the three months ended April 30, 2017 compared to the same period last year as a result of increased interest rates.
Liquidity and Capital Resources
Accounts receivable were slightly higher at April 30, 2017 than at April 30, 2016 due to increased sales during the quarter. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company is intentionally building additional inventory during the slow season in an effort to improve efficiency and improve the level of on time delivery. During the first quarter, the Company increased inventory by approximately $18,900,000 compared to January 31, 2017. This increase was comparable to the increase during the comparable fiscal quarter last year, in anticipation of more timely deliveries and a compressed peak season delivery cycle. The increase in inventory during the first quarter of this year was financed through the Company's credit facility with PNC Bank, National Association ("PNC").
Borrowing under the Company's revolving line of credit with PNC at April 30, 2017 is level compared to last year. For the last 16 years, capital expenditures have been less than depreciation expense.  For the first time in 16 years, the Company is anticipating capital expenditures to exceed depreciation expense.  Capital expenditures were $1,896,000 for the three months ended April 30, 2017 compared to $1,097,000 for the same period last year.  The increase is anticipated to continue for the year as the Company is investing more in factory automation and technology.  Capital expenditures are being financed through the Company's credit facility with PNC and operating cash flow.

Net cash used in operating activities for the three months ended April 30, 2017 was $17,543,000 compared to $16,526,000 for the same period last year. The increase in cash used was primarily attributable to an increase in account receivables.
Subsequent to quarter end, the Company entered into a non-binding agreement to purchase a manufacturing building in Conway Arkansas. The Company has been operating a component fabrication operation in this building since the 1998 under a series of 10 year leases. The current lease expires in March of 2018. The non-binding agreement is to purchase the building for $7,200,000 with Virco making a 20% down payment and the current owner providing financing for 20 years at 4% per year.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Approximately $13,375,000 was available for borrowing as of April 30, 2017.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K for the fiscal year ended January 31, 2017. There have been no changes in the quarter ended April 30, 2017.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2017, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2017 under the caption "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2017. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, which was filed with the SEC on April 25, 2017. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.21 — Fourteenth Amendment to Revolving Credit and Security Agreement, dated as of March 13, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
Exhibit 10.22 — Fifteenth Amendment to Revolving Credit and Security Agreement, dated as of June 9, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: June 12, 2017	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)