Form 10-Q
period 2017-07-31
VIRCO MFG CORPORATION
filed 2017-09-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2017

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
Common Stock, $.01 par value — 15,357,457 shares as of September 8, 2017.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2017	1/31/2017	7/31/2016
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$2,747	$788	$2,428
Trade accounts receivables, net	40,201	9,915	33,835
Other receivables	73	216	43
Income tax receivable	175	275	268
Inventories, net	50,861	35,689	51,871
Prepaid expenses and other current assets	1,888	1,610	1,461
Total current assets	95,945	48,493	89,906
Property, plant and equipment
Land	1,671	1,671	1,671
Land improvements	680	675	674
Buildings and building improvements	46,036	46,021	46,019
Machinery and equipment	100,984	99,896	100,693
Leasehold improvements	803	842	684
	150,174	149,105	149,741
Less accumulated depreciation and amortization	114,591	114,780	115,339
Net property, plant and equipment	35,583	34,325	34,402
Deferred tax assets, net	15,611	17,008	573
Other assets	8,308	8,361	7,071
Total assets	$155,447	$108,187	$131,952
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	7/31/2017	1/31/2017	7/31/2016
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$20,945	$12,388	$18,014
Accrued compensation and employee benefits	6,373	5,138	5,632
Current portion of long-term debt	29,987	68	31,068
Other accrued liabilities	7,543	3,991	7,280
Total current liabilities	64,848	21,585	61,994
Non-current liabilities
Accrued self-insurance retention	1,904	1,350	1,315
Accrued pension expenses	17,991	18,699	22,606
Income tax payable	42	36	31
Long-term debt, less current portion	6,000	4,943	5,936
Other accrued liabilities	1,978	2,220	2,339
Total non-current liabilities	27,915	27,248	32,227
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,357,457 shares at 07/31/2017 and 15,179,664 at 1/31/2017 and 07/31/2016	154	152	152
Additional paid-in capital	117,020	116,976	116,643
Accumulated deficit	(43,392)	(46,380)	(65,394)
Accumulated other comprehensive loss	(11,098)	(11,394)	(13,670)
Total stockholders’ equity	62,684	59,354	37,731
Total liabilities and stockholders’ equity	$155,447	$108,187	$131,952
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	7/31/2017	7/31/2016
	(In thousands, except per share data)
Net sales	$72,636	$61,354
Costs of goods sold	45,953	37,616
Gross profit	26,683	23,738
Selling, general and administrative expenses	18,278	16,226
Gain on sale of property, plant & equipment	(1)	—
Operating income	8,406	7,512
Interest expense, net	529	486
Income before income taxes	7,877	7,026
Income tax expense	2,849	140
Net income	$5,028	$6,886

Net income per common share:
Basic	$0.33	$0.46
Diluted	$0.33	$0.45
Weighted average shares outstanding: :
Basic	15,211	15,036
Diluted	15,285	15,147

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Six months ended
	7/31/2017	7/31/2016
	(In thousands, except per share data)
Net sales	$95,871	$82,181
Costs of goods sold	60,761	50,380
Gross profit	35,110	31,801
Selling, general and administrative expenses	29,970	27,135
Gain on sale of property, plant & equipment	(1)	(1)
Operating income	5,141	4,667
Interest expense, net	824	750
Income before income taxes	4,317	3,917
Income tax expense	1,500	170
Net Income	$2,817	$3,747

Net income per common share:
Basic	$0.19	$0.25
Diluted	$0.18	$0.25
Weighted average shares outstanding: :
Basic	15,170	15,004
Diluted	15,233	15,100

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Three months ended
	7/31/2017	7/31/2016
	(In thousands)
Net Income	$5,028	$6,886
Other comprehensive income
Pension adjustments (net of tax $92, $0 in 2018 and 2017)	148	330
Comprehensive income	$5,176	$7,216

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Six months ended
	7/31/2017	7/31/2016
	(In thousands)
Net income	$2,817	$3,747
Other comprehensive income
Pension adjustments (net of tax $184, $0 in 2018 and 2017)	296	660
Comprehensive income	$3,113	$4,407

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Six months ended
	7/31/2017	7/31/2016
	(In thousands)
Operating activities
Net income	$2,817	$3,747
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,601	2,555
Provision for doubtful accounts	35	53
Increase in inventory reserve	534	275
Gain on sale of property, plant and equipment	(1)	(1)
Deferred income taxes	1,569	129
Stock-based compensation	385	276
Amortization of net actuarial loss for pension plans, net of tax	296	660
Changes in operating assets and liabilities:
Trade accounts receivable	(30,321)	(23,940)
Other receivables	143	(8)
Inventories, net	(15,706)	(17,543)
Income taxes	105	42
Prepaid expenses and other current assets	(224)	(471)
Accounts payable and accrued liabilities	12,980	7,640
Net cash used in operating activities	(24,787)	(26,586)
Investing activities
Capital expenditures	(3,891)	(1,935)
Proceeds from sale of property, plant and equipment	1	1
Net cash used in investing activities	(3,890)	(1,934)
Financing activities
Proceeds from long-term debt	36,742	37,004
Repayment of long-term debt	(5,767)	(6,607)
Common stock repurchased	(339)	(264)
Net cash provided by financing activities	30,636	30,133

Net increase in cash	1,959	1,613
Cash at beginning of period	788	815
Cash at end of period	$2,747	$2,428
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2017
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The balance sheet at January 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Company effective for fiscal years beginning after December 15, 2018, but may be adopted at any time, and requires a modified retrospective transition. The Company is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The new standard provides classification guidance on eight cash flow issues including debt prepayment, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlements of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The new standard becomes effective for the Company for fiscal years beginning after December 15, 2017. The Company anticipates the standard will have an immaterial effect on consolidated statements of cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Company implemented the new standard in the first quarter of fiscal 2018. The primary impact of implementation was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2018. Upon adoption the balance of the unrecognized excess tax benefits of approximately $172,000 was reversed with the impact recorded to retained earnings. Prior to the adoption of this standard, that amount would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2018, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in our Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of July 31, 2017, January 31, 2017 and July 31, 2016:

	7/31/2017	1/31/2017	7/31/2016
Finished goods	$21,912	$11,174	$22,461
WIP	16,923	13,486	17,250
Raw materials	12,026	11,029	12,160
Inventories, net	$50,861	$35,689	$51,871

Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	7/31/2017	1/31/2017	7/31/2016
	(in thousands)
Revolving credit line	$35,924	$4,914	$36,979
Other	63	97	25
Total debt	35,987	5,011	37,004
Less current portion	29,987	68	31,068
Non-current portion	$6,000	$4,943	$5,936

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2019 and has a maximum availability of $49,500,000, plus sub-lines for letters of credit and a $2,500,000 line for equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at July 31, 2017 was 4.75%. Approximately $31,938,000 was available for borrowing as of July 31, 2017.
The Credit Agreement restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million, and contains numerous other covenants, including these financial covenants: (1) fixed charge coverage ratio, and (2) minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. The Company was in compliance with its covenants during the second quarter of fiscal year ending January 31, 2018. Pursuant to the Credit Agreement, substantially all of the Company's accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Company. On April 4, 2016, the Company entered into Amendment No. 12 to the Credit Agreement which, among other things, increased the borrowing availability for the period from June 1, 2016 through August 15, 2016 and modified the clean down provision to reduce borrowings under the line to less than $6,000,000 from a period of 60 consecutive days to 30 consecutive days. On October 26, 2016, the Company entered into Amendment No. 13 to the Credit Agreement which, among other things, reduced the maximum availability of $49,750,000 to $49,500,000 to allow for a sub-line for the company's credit card program. On March 13, 2017, the Company entered into Amendment No. 14 to the Credit Agreement which established a $2,500,000 equipment line to facilitate the capital expenditure plan for 2018 and to establish covenants for 2018. On June 8, 2017, the Company entered into Amendment No. 15 to the Credit Agreement which, among other things, will allow the restatement of the amount of revolving advances to $14,000,000 for June 2017 and $11,000,000 for July 2017 and extend the time to borrow under the $2,500,000 Equipment Line until March 12, 2018. On August 7, 2017, the Company entered into Amendment No. 16 to the Credit Agreement with PNC Bank which, among other things, will (a) consent to the acquisition of the building, (b) allow the Company to incur the additional indebtedness and (c) amend the Credit Agreement in certain respects, which Lenders and Agent are willing to do on the terms and subject to the conditions contained in this Amendment.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least in the next 12 months. Management believes that the carrying value of debt approximated fair value at July 31, 2017 and 2016, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
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

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company's income tax expense for the three months ended July 31, 2017 was $2.8 million on pre-tax income of $7.9 million or an effective tax rate of 36.2 percent. The Company's income tax expense for the six months ended July 31, 2017 was $1.5 million on pre-tax income of $4.3 million or an effective tax rate of 34.7 percent. For the three months ended July 31, 2016, the Company's income tax expense was $140,000 on pre-tax income of $7.0 million. The Company's income tax expense for the six months ended July 31, 2016 was $170,000 on pre-tax income of $3.9 million. The effective tax rate was substantially lower in the three and six months ended July 31, 2016 principally due to a valuation allowance recorded against the majority of the net deferred tax assets at July 31, 2016.

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

In 2016, the Company closed its IRS examination for its tax return for the year ended January 31, 2013 with no changes. The January 31, 2014 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. Subsequent to the quarter ended July 31, 2017, the Company received a notice from the IRS indicating that the agency will conduct an examination for its fiscal year ended January 31, 2016 Federal tax return.

The specific timing of when the resolution of each tax position will be reached is uncertain.  As of July 31, 2017, it is reasonably possible that unrecognized tax benefits will decrease by $9,000 within the next 12 months due to the expiration of the statute of limitations.

Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2017	7/31/2016	7/31/2017	7/31/2016
	(In thousands, except per share data)
Net income	$5,028	$6,886	$2,817	$3,747
Weighted average shares outstanding	15,211	15,036	15,170	15,004
Net effect of dilutive shares - based on the treasury stock method using average market price	74	111	63	96
Totals	15,285	15,147	15,233	15,100

Net income per share - basic	$0.33	$0.46	$0.19	$0.25
Net income per share - diluted	$0.33	$0.45	$0.18	$0.25

Note 8. Stock-Based Compensation
Stock Incentive Plans
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During the quarter ended July 31, 2017, the Company granted awards for 504,404 shares of restricted stock awards and 188,673 shares of restricted stock awards vested according to their terms. There were approximately 259,832 shares available for future issuance under the 2011 Plan as of July 31, 2017.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted no awards during the second quarter ended July 31, 2017. On June 19, 2017, the 2007 Plan expired and no further awards may be made under the 2007 Plan.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at July 31, 2017 and 2016:

			Expense for 3 months ended		Expense for 6 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	7/31/2017	7/31/2016	7/31/2017	7/31/2016	7/31/2017
2011 Stock Incentive Plan
06/20/2017	40,404	1 year	$33,000	$—	$33,000	$—	$166,000
06/20/2017	464,000	5 years	77,000	—	77,000	—	2,216,000
06/21/2016	51,284	1 year	16,000	33,000	66,000	33,000	—
06/21/2016	36,000	3 years	12,000	8,000	24,000	8,000	86,000
06/22/2015	48,000	4 years	8,000	8,000	16,000	16,000	60,000
06/22/2015	27,174	1 year	—	6,000	—	25,000	—
06/24/2014	490,000	5 years	60,000	60,000	120,000	120,000	440,000
06/19/2012	520,000	5 years	12,000	37,000	49,000	74,000	—
Totals for the period			$218,000	$152,000	$385,000	$276,000	$2,968,000

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last 5 years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan.
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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and six months ended July 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2017	7/31/2016	7/31/2017	7/31/2016	7/31/2017	7/31/2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	304	296	89	90	9	3
Expected return on plan assets	(342)	(284)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	179	282	60	77	—	(29)
Benefit cost	$141	$294	$149	$167	$9	$(26)

	Six Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	7/31/2017	7/31/2016	7/31/2017	7/31/2016	7/31/2017	7/31/2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	608	592	178	180	18	6
Expected return on plan assets	(684)	(568)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	358	564	120	154	—	(58)
Benefit cost	$282	$588	$298	$334	$18	$(52)
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
The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2017 and 2016.

	Three Months Ended		Six Months Ended
	7/31/2017	7/31/2016	7/31/2017	7/31/2016
	(In thousands)
Beginning balance	$1,000	$1,000	$1,000	$1,000
Provision	112	47	182	176
Costs incurred	(112)	(47)	(182)	(176)
Ending balance	$1,000	$1,000	$1,000	$1,000

Note 12. Contingencies

The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

Note 13. Subsequent Events
Subsequent to July 31, 2017, the Company purchased a manufacturing building in Conway Arkansas for $7,200,000 with Virco making a 20% down payment and the current owner providing financing for 20 years at 4% per year. The Company has been operating a component fabrication operation in this building since the 1998 under a series of 10 year leases. The current lease would have expired in March 2018. Upon purchase of the building, annual depreciation expense for the building is anticipated to be approximately $300,000 per year less than current rent expense. Annual debt service payments are anticipated to be approximately $300,000 per year less than current rent expense.
On August 8, 2017, the Company entered into Amendment No. 16 to the Credit Agreement with PNC Bank which, among other things, will (a) consent to the acquisition of the building, (b) permit the Company to incur the additional indebtedness and (c) amend the Credit Agreement in certain respects, which Lenders and Agent are willing to do on the terms and subject to the conditions contained in this Amendment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
For the three months ended July 31, 2017, the Company earned a pre-tax income of $7,877,000 on sales of $72,636,000 compared to a pre-tax income of $7,026,000 on sales of $61,354,000 in the prior year.
Net sales for the three months ended July 31, 2017 increased by $11,282,000 or 18.4%. This increase was primarily due to an increase in volume and modest increase in price. The Company began the quarter with a backlog of orders that was approximately $8.5 million greater than the prior year. Order rates for the quarter were volatile, with total orders for May and June increasing compared to the prior year and a decline in July. Orders for the quarter increased by approximately 14% compared to the prior year. Ending backlog at July 31, 2017 was $47.3 million compared to $39.5 million at the same date last year.
The second quarter results reflected continued increase in seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. Although this would suggest that shipments would be pushed forward into July, the Company experienced an increase in orders that specified delivery in August, effectively moving revenue from the second quarter to the third. A comparable trend occurred in order rates.
Gross margin as a percentage of sales decreased to 36.7% for the three months ended July 31, 2017 compared to 38.7% in the same period last year. The deterioration of the margin in the second quarter is attributable to several components. First and most impacting was the composition of business in the quarter. The entire growth in sales was driven by project type business. As discussed in prior year’s Form 10K, the Company provides “one-stop-shopping” to schools where a new school can furnish and entire campus with one purchase order to Virco. To facilitate this product offering, the Company purchases and re-sells certain products from furniture manufacturing partners. The gross margin on products purchased for resale are lower than on products manufactured by Virco, but are instrumental to successfully winning projects that include the more profitable Virco manufactured product. These projects tend to be more complex than other business, requiring coordinated production of a broad array of products to fill these orders. Finally, bidding on these larger orders can be quite competitive. Growth in resale of our vendor partner products increased by 78% for the quarter, and represented more than one third of the sales growth for the quarter. The second significant impact on margin was the relationship between the selling price increases relative to the cost increases incurred. The Company raised selling prices on certain marketing programs at the beginning of this year, but did not raise them adequately to compensate for all the cost increases subsequently incurred during the quarter. The primary change in costs related to raw materials (primarily steel) and employee compensation. At the beginning of 2016, the Company purchased steel at approximately $.30 per pound, and while the cost of steel increased during 2016, most sales during the quarter ended July 31, 2016 were fulfilled with steel costing $0.30 per pound. In the current year, the cost of steel ranged from $0.40 - $0.45 per pound for product sold in the quarter ended July 31, 2017. In addition to cost increases for raw materials, the Company provided increases in compensation to employees, in part driven by increases in minimum wage levels. These increases were planned for, but the Company also incurred increased worker’s compensation expense.
Selling, general and administrative expenses for the three months ended July 31, 2017 increased by $2,052,000 compared to the same period last year, but decreased as a percentage of sales by 1.3%. The increase in selling, general and administrative expenses was attributable to variable service, variable selling, and variable compensation expenses driven by the increased sales volume. Interest expense increased due to increased levels of borrowing.
For the six months ended July 31, 2017, the Company earned a pre-tax profit of $4,317,000 on net sales of $95,871,000 compared to a pre-tax profit of $3,917,000 on net sales of $82,181,000 in the same period last year. Net sales for the six months ended July 31, 2017 increased by $13,690,000 compared to the same period last year. This increase was primarily the result of growth in volume combined with a modest increase in price. The Company began the year with a backlog of orders that was approximately $1.3 million greater than the prior year. Order rates for the first six months increased by approximately 17% compared to the prior year.
Gross margin as a percentage of sales declined to 36.6% for the six months ended July 31, 2017 compared to 38.7% in the same period last year. Due to the extreme seasonality of our business, second quarter sales represent more than 75% for sales for the first six months. The events articulated above that caused gross margins to decline for the second quarter are consistent with events that impact the first six months. For the first six months, the entire increase in sales was from service intensive project type business, which included larger more complex orders. Sales of products provided by third party manufacturing partners increase by nearly 60% and represented approximately 30% of the growth in sales. Production levels in our factories increased by approximately 7%, but increased compensation and workers compensation costs combined with more complex orders to fill offset manufacturing efficiencies from the increased production volume.
Selling, general and administrative expenses for the six months ended July 31, 2017 increased by approximately $2,835,000 compared to the same period last year but decreased as a percentage of sales by 1.8%. The increase in selling, general and administrative expenses was attributable to variable service, variable selling, and variable compensation expenses driven by the increased sales volume. In addition, the Company held a national sales meeting in the first quarter of the year which impacted first quarter spending. No comparable meeting was held in the prior year. Interest expense increased due to increased levels of borrowing.

Income tax expense for the second quarter and six months ended July 31, 2017 is not comparable to the prior year. The Company had a valuation allowance against deferred tax assets at July 31, 2016. This valuation allowance was substantially reversed in the third quarter of the prior year. The second quarter and six months ended July 31, 2017 reflect a normalized income tax rate.

Liquidity and Capital Resources
As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $30,286,000 from January 31, 2017 to July 31, 2017. This compares to prior year when accounts receivable grew by $23,906,000 during the same period. The accounts receivable balance was $6,366,000 higher at July 31, 2017 than at July 31, 2016 due to increased sales.

For the first six months, the Company increased inventory by approximately $15,172,000 at July 31, 2017 compared to January 31, 2017. This compares to an increase of $17,268,000 during the same period last year. Inventory at July 31, 2017 was $1,010,000 less than the prior year. The increase in accounts receivable and inventory at July 31, 2017 compared to the January 31, 2017, was financed in part by vendor credit, which naturally increases with increased second quarter business activity, and through the Company's credit facility with PNC Bank.

Interest expense for the six months ended July 31, 2017 is slightly higher the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2017 is flat compared to the borrowings at July 31, 2016.

Capital spending for the six months ended July 31, 2017 was $3,891,000 compared to $1,935,000 for the same period last year. The increase is anticipated to continue for the year as the Company is investing more in factory automation and technology. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

Subsequent to July 31, 2017, the Company purchased a manufacturing plant in Conway, Arkansas. The Company has been operating a component fabrication operation in this building since 1998 under a series of 10 year leases. The current lease would have expired in March 2018. The Company purchased the building for $7,200,000 with Virco making a 20% down payment and the owner providing financing for 20 years at 4%. Upon purchase of the building, annual depreciation expense for the building is anticipated to be approximately $300,000 per year less than current rent expense. Annual debt service payments are anticipated to be approximately $300,000 per year less than current rent expense.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K for the fiscal year ended January 31, 2017. There have been no changes in the quarter ended July 31, 2017.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2017, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2017 under the caption "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2017. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.21 — Sixteenth Amendment to Revolving Credit and Security Agreement, dated as of August 7, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.
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

VIRCO MFG. CORPORATION
Date: September 14, 2017	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)