Form 10-Q
period 2017-10-31
VIRCO MFG CORPORATION
filed 2017-12-15
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017

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
Common Stock, $.01 par value — 15,357,457 shares as of December 13, 2017.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2017	1/31/2017	10/31/2016
	(In thousands, except share data)
	Unaudited (Note 1)		Unaudited (Note 1)
Assets
Current assets
Cash	$1,536	$788	$2,309
Trade accounts receivables, net	21,120	9,915	18,932
Other receivables	58	216	465
Income tax receivable	200	275	263
Inventories, net	36,377	35,689	31,655
Prepaid expenses and other current assets	1,536	1,610	1,279
Total current assets	60,827	48,493	54,903
Property, plant and equipment
Land	3,731	1,671	1,671
Land improvements	688	675	674
Buildings and building improvements	51,176	46,021	46,019
Machinery and equipment	101,894	99,896	98,710
Leasehold improvements	805	842	701
	158,294	149,105	147,775
Less accumulated depreciation and amortization	115,551	114,780	113,550
Net property, plant and equipment	42,743	34,325	34,225
Deferred tax assets, net	13,793	17,008	18,382
Other assets	8,282	8,361	7,071
Total assets	$125,645	$108,187	$114,581
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Balance Sheets

	10/31/2017	1/31/2017	10/31/2016
	(In thousands, except share and par value data)
	Unaudited (Note 1)		Unaudited (Note 1)
Liabilities
Current liabilities
Accounts payable	$13,623	$12,388	$10,587
Accrued compensation and employee benefits	6,106	5,138	6,312
Current portion of long-term debt	3,278	68	89
Other accrued liabilities	5,047	3,991	5,099
Total current liabilities	28,054	21,585	22,087
Non-current liabilities
Accrued self-insurance retention	1,613	1,350	1,200
Accrued pension expenses	17,404	18,699	22,244
Income tax payable	33	36	33
Long-term debt, less current portion	11,310	4,943	4,547
Other accrued liabilities	1,657	2,220	2,245
Total non-current liabilities	32,017	27,248	30,269
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,357,457 shares at 10/31/2017 and 15,179,664 at 1/31/2017 and 10/31/2016	154	152	152
Additional paid-in capital	117,237	116,976	116,809
Accumulated deficit	(40,868)	(46,380)	(41,396)
Accumulated other comprehensive loss	(10,949)	(11,394)	(13,340)
Total stockholders’ equity	65,574	59,354	62,225
Total liabilities and stockholders’ equity	$125,645	$108,187	$114,581
See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Three months ended
	10/31/2017	10/31/2016
	(In thousands, except per share data)
Net sales	$68,794	$67,795
Costs of goods sold	44,327	43,484
Gross profit	24,467	24,311
Selling, general and administrative expenses	19,798	17,780
Gain on sale of property, plant & equipment	(15)	(1)
Operating income	4,684	6,532
Interest expense, net	456	326
Income before income taxes	4,228	6,206
Income tax expense (benefit)	1,704	(17,792)
Net income	$2,524	$23,998

Net income per common share:
Basic	$0.16	$1.59
Diluted	$0.16	$1.57
Weighted average shares outstanding: :
Basic	15,317	15,128
Diluted	15,483	15,293

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Income
Unaudited (Note 1)

	Nine months ended
	10/31/2017	10/31/2016
	(In thousands, except per share data)
Net sales	$164,665	$149,976
Costs of goods sold	105,088	93,864
Gross profit	59,577	56,112
Selling, general and administrative expenses	49,768	44,915
Gain on sale of property, plant & equipment	(16)	(2)
Operating income	9,825	11,199
Interest expense, net	1,280	1,076
Income before income taxes	8,545	10,123
Income tax expense (benefit)	3,204	(17,622)
Net Income	$5,341	$27,745

Net income per common share:
Basic	$0.35	$1.84
Diluted	$0.35	$1.83
Weighted average shares outstanding: :
Basic	15,220	15,047
Diluted	15,324	15,186

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Three months ended
	10/31/2017	10/31/2016
	(In thousands)
Net Income	$2,524	$23,998
Other comprehensive income
Pension adjustments (net of tax $92, $0 in 2018 and 2017)	148	330
Comprehensive income	$2,672	$24,328

See accompanying notes.

Virco Mfg. Corporation
Condensed Consolidated Statements of Comprehensive Income
Unaudited (Note 1)

	Nine months ended
	10/31/2017	10/31/2016
	(In thousands)
Net income	$5,341	$27,745
Other comprehensive income
Pension adjustments (net of tax $276, $0 in 2018 and 2017)	444	990
Comprehensive income	$5,785	$28,735

Virco Mfg. Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Note 1)

	Nine months ended
	10/31/2017	10/31/2016
	(In thousands)
Operating activities
Net income	$5,341	$27,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,041	3,794
Provision for doubtful accounts	60	68
Increase in inventory reserve	720	93
Gain on sale of property, plant and equipment	(16)	(2)
Deferred income taxes	3,387	(17,680)
Stock-based compensation	602	443
Amortization of net actuarial loss for pension plans, net of tax	444	990
Changes in operating assets and liabilities:
Trade accounts receivable	(11,265)	(9,053)
Other receivables	152	(431)
Inventories, net	(1,408)	2,948
Income taxes	73	49
Prepaid expenses and other current assets	152	(289)
Accounts payable and accrued liabilities	1,721	(1,708)
Net cash provided by operating activities	4,004	6,967
Investing activities
Capital expenditures	(12,521)	(3,239)
Proceeds from sale of property, plant and equipment	28	2
Net cash used in investing activities	(12,493)	(3,237)
Financing activities
Proceeds from long-term debt	36,742	37,004
Repayment of long-term debt	(27,166)	(38,976)
Common stock repurchased	(339)	(264)
Net cash provided by (used in) financing activities	9,237	(2,236)

Net increase in cash	748	1,494
Cash at beginning of period	788	815
Cash at end of period	$1,536	$2,309
See accompanying notes.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2017
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2018. The balance sheet at January 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (“Form 10-K”). All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is intended to simplify accounting for share based employment awards to employees. Changes include: all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement. The Company implemented the new standard in the first quarter of fiscal 2018. The primary impact of implementation was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital beginning with the first quarter of fiscal 2018. Upon adoption, the balance of the unrecognized excess tax benefits of approximately $172,000 was reversed with the impact recorded to retained earnings. Prior to the adoption of this standard, that amount would have been recognized as an adjustment to "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. Excess tax benefits will be recorded in the operating section of the Condensed Consolidated Statements of Cash Flows on a prospective basis. Prior to fiscal 2018, the tax benefits or shortfalls were recorded in financing cash flows. The presentation requirements for cash flows related to employee taxes paid for withheld shares in the financing section had no impact to any of the periods presented in our Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), and has modified the standard thereafter. The core principal of the standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new revenue standard will be effective for the Company on February 1, 2018. The standard permits the use of either a full retrospective method, where the standard is applied to each prior reporting period presented or a cumulative effect transition method, or modified retrospective method, where the cumulative effect of initially applying the standard is recognized at the date of initial application. We anticipate using the modified retrospective method and we are currently evaluating the effect the new revenue standard will have on our consolidated financial statements.
Note 4. Inventories
Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated market value. Allowances for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of October 31, 2017, January 31, 2017 and October 31, 2016:

	10/31/2017	1/31/2017	10/31/2016
Finished goods	$11,890	$11,174	$9,498
WIP	13,988	13,486	11,906
Raw materials	10,499	11,029	10,251
Inventories, net	$36,377	$35,689	$31,655

Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.
Note 5. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	10/31/2017	1/31/2017	10/31/2016
	(in thousands)
Revolving credit line	$8,814	$4,914	$4,602
Other	5,774	97	34
Total debt	14,588	5,011	4,636
Less current portion	3,278	68	89
Non-current portion	$11,310	$4,943	$4,547

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The credit agreement currently matures on December 22, 2019 and has a maximum availability of $49,500,000, plus sub-lines for letters of credit and a $2,500,000 line for equipment financing. Borrowings under the Credit Agreement bear interest at either the Alternate Base Rate (as defined in the Credit Agreement) plus 0.50% to 1.50% or the Eurodollar Currency Rate (as defined in the Credit Agreement) plus 1.50% to 2.50%. The interest rate at October 31, 2017 was 4.75%. Approximately $12,009,000 was available for borrowing as of October 31, 2017.
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
In August 2017, the Company purchased a manufacturing building in Conway Arkansas for $7,200,000 with Virco making a 20% down payment and the seller providing financing for the remaining balance of $5,760,000 for 20 years at a fixed rate of 4% per year. The Company has been operating a component fabrication operation in this building since 1998 under a series of 10 year leases. The current lease would have expired in March 2018. Upon purchase of the building, annual depreciation expense for the building is anticipated to be approximately $300,000 per year less than current rent expense. Annual debt service payments are anticipated to be approximately $300,000 per year less than current rent expense. In connection to this purchase, the Company entered into Amendment No. 16 to the Credit Agreement with PNC Bank which, among other things, will (a) consent to the acquisition of the building, (b) permit the Company to incur the additional indebtedness and (c) amend the Credit Agreement in certain respects, which Lenders and Agent are willing to do on the terms and subject to the conditions contained in this Amendment.
The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements for at least the next 12 months. All of the Company's debt is a variable rate of interest or the debt was recently issued. Management believes that the carrying value of debt approximated fair value at October 31, 2017 and 2016, as all of the long-term debt bears interest at variable rates based on prevailing market conditions except for the fixed-rate debt issued to finance the purchase of the manufacturing building in Conway Arkansas as described above.
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

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company's income tax expense for the three months ended October 31, 2017 was $1.7 million on pre-tax income of $4.2 million or an effective tax rate of 40.3 percent. The Company's income tax expense for the nine months ended October 31, 2017 was $3.2 million on pre-tax income of $8.5 million or an effective tax rate of 37.5 percent. For the three months ended October 31, 2016, the Company's income tax benefit was $17.8 million on pre-tax income of $6.2 million. The Company's income tax benefit for the nine months ended October 31, 2016 was $17.6 million on pre-tax income of $10.1 million.

The Company adopted ASU 2016-09 related to stock compensation in the first quarter of fiscal 2018. Upon adoption, the balance of the unrecognized excess tax benefits of approximately $172,000 was recognized with the impact recorded to retained earnings.
See "Note 3. Recently Adopted Accounting Standards" in the Notes to Condensed Consolidated Financial Statements" for more information regarding the implementation of ASU No. 2016-09.

In 2016, the Company closed its IRS examination for its tax return for the year ended January 31, 2013 with no changes. The January 31, 2014 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 7. Net Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2017	10/31/2016	10/31/2017	10/31/2016
	(In thousands, except per share data)
Net income	$2,524	$23,998	$5,341	$27,745
Weighted average shares outstanding	15,317	15,128	15,220	15,047
Net effect of dilutive shares - based on the treasury stock method using average market price	166	165	104	139
Totals	15,483	15,293	15,324	15,186

Net income per share - basic	$0.16	$1.59	$0.35	$1.84
Net income per share - diluted	$0.16	$1.57	$0.35	$1.83

Note 8. Stock-Based Compensation
Stock Incentive Plans
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During the quarter ended July 31, 2017, the Company granted awards for 504,404 shares of restricted stock awards and 188,673 shares of restricted stock awards vested according to their terms. There were no additional awards granted or vested during the third quarter ended October 31, 2017. There were approximately 259,832 shares available for future issuance under the 2011 Plan as of October 31, 2017.
Under the 2007 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2007 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. The Company granted no awards during the third quarter ended October 31, 2017. On June 19, 2017, the 2007 Plan expired and no further awards may be made under the 2007 Plan.

Accounting for the Plans
Restricted Stock Unit Awards
The following table presents a summary of restricted stock and stock unit awards at October 31, 2017 and 2016:

			Expense for 3 months ended		Expense for 9 months ended		Unrecognized Compensation Cost at
Date of Grants	Units Granted	Terms of Vesting	10/31/2017	10/31/2016	10/31/2017	10/31/2016	10/31/2017
2011 Stock Incentive Plan
06/20/2017	40,404	1 year	$50,000	$—	$83,000	$—	$116,000
06/20/2017	464,000	5 years	107,000	—	183,000	—	2,011,000
06/21/2016	51,284	1 year	—	50,000	66,000	83,000	—
06/21/2016	36,000	3 years	(8,000)	12,000	16,000	20,000	—
06/22/2015	48,000	4 years	8,000	8,000	25,000	24,000	52,000
06/22/2015	27,174	1 year	—	—	—	25,000	—
06/24/2014	490,000	5 years	60,000	60,000	180,000	180,000	380,000
06/19/2012	520,000	5 years	—	37,000	49,000	111,000	—
Totals for the period			$217,000	$167,000	$602,000	$443,000	$2,559,000

Note 9. Stockholders’ Equity

The Company’s Credit Agreement with PNC restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $1.3 million. Such dividends payments are also subject to compliance with financial and other covenants provided in the Credit Agreement. On December 12, 2017, the Company's Board of Directors authorized and approved a cash dividend program under which the Company will issue $0.015 per share of cash dividend to shareholders of record as of December 28, 2017.

The Company adopted ASU 2016-09 related to stock compensation in the first quarter of fiscal 2018. Upon adoption, the balance of the unrecognized excess tax benefits of approximately $172,000 was reversed with the impact recorded to retained earnings.
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
The net periodic pension cost (income) for the Pension Plan, the VIP Plan, and the Non-Employee Directors Retirement Plan for the three and nine months ended October 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2017	10/31/2016	10/31/2017	10/31/2016	10/31/2017	10/31/2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	304	296	89	90	9	3
Expected return on plan assets	(342)	(284)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	179	282	60	77	—	(29)
Benefit cost	$141	$294	$149	$167	$9	$(26)

	Nine Months Ended
	Pension Plan		VIP Plan		Non-Employee Directors Retirement Plan
	10/31/2017	10/31/2016	10/31/2017	10/31/2016	10/31/2017	10/31/2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	912	888	267	270	27	9
Expected return on plan assets	(1,026)	(852)	—	—	—	—
Amortization of transition amount	—	—	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	537	846	180	231	—	(87)
Benefit cost	$423	$882	$447	$501	$27	$(78)
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

The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	10/31/2017	10/31/2016	10/31/2017	10/31/2016
	(In thousands)
Beginning balance	$1,000	$1,000	$1,000	$1,000
Provision	173	155	355	331
Costs incurred	(173)	(155)	(355)	(331)
Ending balance	$1,000	$1,000	$1,000	$1,000

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

Note 13. Subsequent Events

On November 14, 2017, Virco entered into a fourth amendment (the “Amendment”) to the lease agreement pursuant to which the Company leases its office manufacturing and warehouse facility in Torrance, California. The Amendment extends the term of the lease for an additional 62 months through April 30, 2025, and provides for monthly base lease payments that increase after each 12-month period. The monthly base lease payments range from approximately $396,890.00 per month (which applies for the period from May 1, 2020 to February 28, 2021) to $446,703.19 per month (which applies for the period from March 1, 2024 to April 30, 2025).

On December 12, 2017, the Company's Board of Directors declared a cash dividend of $0.015 per share to shareholders of record as of December 28, 2017, with a payment date of January 10, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended October 31, 2017, the Company earned pre-tax income of $4,228,000 on sales of $68,794,000 compared to pre-tax income of $6,206,000 on sales of $67,795,000 in the same period in the prior year.

Net sales for the three months ended October 31, 2017 increased by $999,000 or 1.5%. This increase was primarily due to a modest increase in price slightly offset by a small decrease in volume. The Company began the quarter with a backlog of orders that was approximately $7.5 million greater than the prior year.

As discussed in the Company’s Form 10K for the fiscal year ended January 31, 2017, there are two significant funding sources that drive the Company’s sales, bond-funded business and business funded from the operating budgets of the schools. The Company experienced robust growth in orders and shipment during the first six months, which is more heavily influenced by bond-funded projects. Orders in the third quarter are typically more dependent on the operating budgets of the schools. Orders for the third quarter were comparable to the prior year, increasing by less than 1%. Ending backlog at October 31, 2017 was $16.9 million compared to $10.7 million at the same date last year.

The third quarter results reflected continued increase in seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. Gross margin as a percentage of sales decreased to 35.6% for the three months ended October 31, 2017 compared to 35.9% in the same period last year, which was attributable to several factors. First was the composition of business in the quarter-growth in resale of our vendor partner products increased in this quarter. The second factor was the relationship between the selling price increases relative to the cost increases incurred. The Company raised selling prices on certain marketing programs at the beginning of this year, but only increased prices modestly in effort to increase sales volume. The Company did not raise prices adequately to compensate for all the cost increases subsequently incurred during the quarter. The primary change in costs related to raw materials (primarily steel) and employee compensation.

Selling, general and administrative expenses for the three months ended October 31, 2017 increased by $2,018,000 compared to the same period last year. The increase in selling, general and administrative expenses was attributable to variable freight and service expenses, driven by the increased portion of business sold with full service. Interest expense increased due to increased levels of borrowing.

For the nine months ended October 31, 2017, the Company earned a pre-tax profit of $8,545,000 on net sales of $164,665,000 compared to a pre-tax profit of $10,123,000 on net sales of $149,976,000 in the same period last year. Net sales for the nine months ended October 31, 2017 increased by $14,689,000 compared to the same period last year. This increase was the result of growth in both volume and price. The Company began the year with a backlog of orders that was approximately $1.3 million greater than the prior year. Order rates for the first nine months increased by approximately 13% compared to the prior year.

Gross margin as a percentage of sales declined to 36.2% for the nine months ended October 31, 2017 compared to 37.4% in the same period last year. There are three primary reasons for the decrease. First, for the first nine months, nearly the entire increase in sales was from service intensive project type business, which include larger, more complex orders. Bidding on these projects can be intense, and typically include a larger portion of products sourced from third party manufacturing partners. Margins on product from third party manufacturing partners typically have a lower margin than product manufactured by Virco. The second factor was the relationship between the selling price increases relative to the cost increases incurred. The Company raised selling prices on certain marketing programs at the beginning of this year, but increased prices modestly in effort to increase sales volume. The Company did not raise prices adequately to compensate for all the cost increases subsequently incurred during the year. Third, production levels in our factories increased by nearly 10%, but increased compensation costs combined with more complex orders to fill substantially offset manufacturing efficiencies from the increased production volume.

Selling, general and administrative expenses for the nine months ended October 31, 2017 increased by approximately $4,853,000 compared to the same period last year. The increase in selling, general and administrative expenses was attributable to variable freight, variable service, variable selling, and variable compensation expenses driven by the increased sales volume and by the increase in project related business. Interest expense increased due to increased levels of borrowing.

Income tax expense for the third quarter and nine months ended October 31, 2017 is not comparable to the prior year. The Company had a valuation allowance against deferred tax assets at July 31, 2016. This valuation allowance was substantially reversed in the third quarter of the prior year. The third quarter and nine months ended October 31, 2017 reflect a normalized income tax rate.

Liquidity and Capital Resources
As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally builds large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $11,205,000 from January 31, 2017 to October 31, 2017. This compares to prior year when accounts receivable grew by $9,003,000 during the same period.

For the first nine months, the Company increased inventory by approximately $688,000 at October 31, 2017 compared to January 31, 2017. This compares to a decrease of $2,948,000 during the same period last year. Inventory at October 31, 2017 was $4,722,000 more than the prior year in order to support a larger backlog of orders at October 31, 2017. The increase in accounts receivable at October 31, 2017 compared to the January 31, 2017, was financed in part by vendor credit, which naturally increases with increased third quarter business activity, and through the Company's credit facility with PNC Bank.

Interest expense for the nine months ended October 31, 2017 is slightly higher the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank at October 31, 2017 is greater than compared to the borrowings at October 31, 2016 due to increased inventory and accounts receivable.

Capital spending for the nine months ended October 31, 2017 was $12,521,000 compared to $3,239,000 for the same period last year. The primary component of the increase was the purchase of a manufacturing facility in Conway, AR. The Company had previously occupied the building under a 10-year lease. The increase in capital spending is anticipated to continue for the year as the Company is investing more in factory automation and technology. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

Subsequent to October 31, 2017, the Company entered in to a five-year extension for the manufacturing and distribution facility located in Torrance, CA. The Company has occupied this building under a series of leases from 1994 to date.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Form 10-K for the fiscal year ended January 31, 2017. There have been no changes in the quarter ended October 31, 2017.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2017, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2017 and in this Form 10-Q under the caption "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2017. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “Form 10-K”), which was filed with the SEC on April 25, 2017. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K, except as noted below.

Approximately 50% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

The following should be added to this risk factor which is set forth in the Form 10-K: On November 1, 2017, the Company signed a new nationwide contract/price list for a five year period ended December 31, 2022. The Company also received two 2-year renewal options under the new contract.

Comprehensive tax reform bills are currently under consideration by the U.S. Congress, which could have a material effect on us.

The U.S. Congress is considering comprehensive tax reform bills that include significant changes to taxation of business entities. While the House and Senate versions of the tax reform bills differ in certain respects, these changes include, among others, a permanent reduction to the federal corporate income tax rate and a partial limitation on the deductibility of business interest expense. It is unclear whether a tax reform bill will be enacted into law or, if enacted, what form it would take. The impact of any potential tax reform on us is uncertain. However we expect that a reduction in the federal corporate income tax rate, if enacted, would impair the value of our deferred tax assets, which stood at $13.8 million at October 31, 2017.

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

VIRCO MFG. CORPORATION
Date: December 15, 2017	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)