Form 10-Q
period 2018-04-30
VIRCO MFG CORPORATION
filed 2018-06-08
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2018

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
Common Stock, $.01 par value — 15,357,457 shares as of June 1, 2018.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2018	1/31/2018	4/30/2017
	(In thousands, except share data)

Assets
Current assets
Cash	$3,372	$534	$685
Trade accounts receivables, net	8,983	11,385	9,964
Other receivables	135	29	39
Income tax receivable	178	171	201
Inventories	62,498	42,057	54,788
Prepaid expenses and other current assets	2,656	1,537	2,327
Total current assets	77,822	55,713	68,004
Property, plant and equipment
Land	3,731	3,731	1,671
Land improvements	688	688	686
Buildings and building improvements	51,176	51,176	46,021
Machinery and equipment	103,610	103,015	100,582
Leasehold improvements	815	809	848
	160,020	159,419	149,808
Less accumulated depreciation and amortization	118,382	116,977	114,883
Net property, plant and equipment	41,638	42,442	34,925
Deferred tax assets, net	11,534	10,093	18,491
Other assets, net	8,513	8,375	8,334
Total assets	$139,507	$116,623	$129,754
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2018	1/31/2018	4/30/2017
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$17,631	$14,106	$16,169
Accrued compensation and employee benefits	4,698	4,779	4,401
Current portion of long-term debt	24,266	4,681	18,336
Other accrued liabilities	4,817	4,157	4,810
Total current liabilities	51,412	27,723	43,716
Non-current liabilities
Accrued self-insurance retention	2,242	1,425	1,920
Accrued pension expenses	14,380	14,664	18,326
Income tax payable	48	44	47
Long-term debt, less current portion	13,990	12,000	6,011
Other long-term liabilities	2,171	2,055	2,105
Total non-current liabilities	32,831	30,188	28,409
Commitments and contingencies (notes 5 and 12)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,357,457 shares at 04/30/2018 and at 1/31/2018 and 15,179,664 at 04/30/2017	154	154	152
Additional paid-in capital	117,693	117,465	117,143
Accumulated deficit	(53,451)	(49,648)	(48,420)
Accumulated other comprehensive loss	(9,132)	(9,259)	(11,246)
Total stockholders’ equity	55,264	58,712	57,629
Total liabilities and stockholders’ equity	$139,507	$116,623	$129,754
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2018	4/30/2017
	(In thousands, except per share data)
Net sales	$22,569	$23,235
Costs of goods sold	14,884	14,808
Gross profit	7,685	8,427
Selling, general and administrative expenses	12,274	11,692
Gain on sale of property, plant & equipment	(1)	—
Operating loss	(4,588)	(3,265)
Interest expense, net	446	295
Loss before income taxes	(5,034)	(3,560)
Income tax benefits	(1,462)	(1,349)
Net loss	$(3,572)	$(2,211)

Dividend declared per share:
Cash	$0.015	—

Net loss per common share:
Basic	$(0.23)	$(0.15)
Diluted (a)	$(0.23)	$(0.15)
Weighted average shares outstanding: :
Basic	15,317	15,128
Diluted (a)	15,317	15,128

(a) Net loss per common share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended
	4/30/2018	4/30/2017
	(In thousands)
Net Loss	$(3,572)	$(2,211)
Other comprehensive income
Pension adjustments (net of tax $45 and $92 in 2019 and 2018, respectively)	127	148
Comprehensive loss	$(3,445)	$(2,063)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2018	4/30/2017
	(In thousands)
Operating activities
Net loss	$(3,572)	$(2,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,415	1,267
Provision for doubtful accounts	15	15
(Gain) Loss on sale of property, plant and equipment	(1)	—
Deferred income taxes	(1,442)	(1,311)
Stock-based compensation	228	167
Amortization of net actuarial loss for pension plans, net of tax	127	148
Changes in operating assets and liabilities:
Trade accounts receivable	2,387	(65)
Other receivables	(106)	177
Inventories	(20,441)	(19,099)
Income taxes	(2)	85
Prepaid expenses and other current assets	(1,033)	(691)
Accounts payable and accrued liabilities	5,433	3,975
Net cash used in operating activities	(16,992)	(17,543)
Investing activities
Capital expenditures	(1,144)	(1,896)
Proceeds from sale of property, plant and equipment	3	—
Net cash used in investing activities	(1,141)	(1,896)
Financing activities
Proceeds from long-term debt	38,006	24,347
Repayment of long-term debt	(16,681)	(5,011)
Payment on deferred financing costs	(124)	—
Common stock repurchased	—	—
Cash dividends paid	(230)	—
Net cash provided by financing activities	20,971	19,336

Net increase (decrease) in cash	2,838	(103)
Cash at beginning of period	534	788
Cash at end of period	$3,372	$685
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2018
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (“Form 10-K”).  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The balance sheet at January 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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
Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), and has modified the standard thereafter. The Company adopted ASU 2014-09 effective February 1, 2018 using the modified retrospective method to apply this guidance to all open contracts at the date of initial application. The results of applying Topic 606 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

The Company manufactures, markets and distributes a wide variety of school and office furniture to wholesalers, distributors, educational institutions and governmental entities. Revenue is recorded for promised goods or services when control is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Contractual Arrangements with Customers

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders.  Prices for our products are based on published price lists, customer agreements and individual customer orders. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of our sales are free on board (FOB) destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Once a product has shipped or delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. The Company offers sales incentives and discounts through various regional and national programs to our customers. These programs include product rebates, product returns allowances and trade promotions. Variable consideration for these programs is estimated in the transaction price at contract inception based on current sales levels and historical experience using the expected value method, subject to constraint.

The Company generates revenue primarily by manufacturing and distributing products through resellers and direct-to-customers. Control transfers to both resellers and direct customers at a point in time when the delivery process is complete as determined by the corresponding shipping terms. Therefore, we do not consider them to be meaningfully different revenue streams given similarities in the nature of the products, performance obligation and distribution processes. Sales are predominately in the United States and to a similar class of customer. We do not manage or evaluate the business based on product line or any other discernable category.

For product produced by and sourced from third parties, management has determined that it is the principal in all cases, since it establishes its own pricing for such product, and assumes the credit risk for amounts billed to its customers.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Most customers obtain payment terms between 1-30 days and an asset is recognized for the related accounts receivable.

Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs. As of February 1, 2018, the effective date, and April 30, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Practical Expedients

Significant Financing Component - as we expect the period between when we transfer control of the promised good or service to a customer and when the customer pays for that good or service will be one year or less, the Company elected to apply the practical expedient for significant financing components

Remaining Performance Obligations - due to the short-term duration of the Company’s contracts with customers and fulfillment of performance obligations, the Company has elected not to disclose the information regarding the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

Cost to Obtain a Customer - we pay certain costs to obtain a customer contract such as commissions. As our customer contracts have a contractual term of one year or less, we have elected to apply the practice expedient and expense these costs in selling, general and administrative expense as incurred, which is consistent with our historical practice.

Recently Issued Accounting Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Company’s fiscal year beginning after December 15, 2018, but may be adopted at any time, and requires a modified retrospective transition. While still evaluating the effect the standard will have on consolidated financial statements and related disclosures, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with lease terms greater than 12 months. It is expected that this standard will have a material impact on the Company’s consolidated financial statements in recognizing the right of use asset and related lease liability.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories
Inventory is valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated net realizable value. Allowances for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s inventories as of April 30, 2018, January 31, 2018 and April 30, 2017 (in thousands):

	4/30/2018	1/31/2018	4/30/2017
Finished goods	$26,655	$13,054	$21,829
WIP	22,796	16,627	20,977
Raw materials	13,047	12,376	11,982
Inventories	$62,498	$42,057	$54,788
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 5. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	4/30/2018	1/31/2018	4/30/2017

Revolving credit line	$31,432	$10,059	$24,267
Other	6,824	6,622	80
Total debt	38,256	16,681	24,347
Less current portion	24,266	4,681	18,336
Non-current portion	$13,990	$12,000	$6,011

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended seventeen times subsequent to that date. On March 19, 2018, the Company entered into amendment No. 17, which amended the Credit Agreement by (i) extending the maturity date of the Credit Agreement for three years until March 19, 2023, (ii) allowing dividends and stock buyback up to $2,000,000 in aggregate for any fiscal year, (iii) setting forth the minimum EBITDA financial covenant for fiscal quarter ended April 30, 2018 at ($3,767,000) and two consecutive fiscal quarters ending July 31, 2018 at $6,402,000, (iv) increasing the Maximum Revolving Advance Amount from $50,000,000 to $60,000,000, and (v) setting forth the minimum fixed charge coverage ratio of not less than 1.10 to 1.00 commencing with the consecutive four fiscal quarter period ending October 31, 2018 and measured as of the end of each fiscal quarter until the maturity date of the Credit Agreement. In connection with the Seventeenth Amendment, the Borrowers also agreed to pay to PNC Bank a non-refundable extension fee of $250,000.

The Credit Agreement provides the Company ("Borrowers") with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an

Equipment Line for purchases of equipment up to $2,500,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.50% to 1.50%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.50% to 2.50% in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at April 30, 2018 was 6.25%.

The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (i) a minimum fixed charge coverage ratio, and (ii) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of April 30, 2018, the Credit Agreement required the Company to maintain a minimum EBITDA amount of ($3,767,000) for the three months ended April 30, 2018. The Company achieved EBITDA of ($2,960,000) for the quarter ended April 30, 2018. For the quarter ended April 30, 2018, the Company was in compliance with its financial covenants.
In addition, the Credit Agreement contains a clean down provision that requires the Company to reduce borrowings under the line to less than $8,000,000 for a period of 30 consecutive days during the fourth quarter of 2019. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $5,790,000 was available for borrowing as of April 30, 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, we have determined that $4,438,000 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was provisional amount and reasonable estimate at January 31, 2018. Additional work is necessary to do a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal year 2019 when the analysis is complete.

The January 31, 2015 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 7. Net Loss per Share

	Three Months Ended
	4/30/2018	4/30/2017
	(In thousands, except per share data)
Net loss	$(3,572)	$(2,211)
Weighted average shares outstanding	15,317	15,128
Net effect of dilutive shares - based on the treasury stock method using average market price	—	—
Totals	15,317	15,128

Net loss per share - basic	$(0.23)	$(0.15)
Net loss per share - diluted (a)	$(0.23)	$(0.15)

(a) All exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2018 and 2017, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2018 and 2017, was 201,000 and 252,000, respectively.

Note 8. Stock-Based Compensation
Stock Incentive Plan
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During first quarter ended April 30, 2018, the Company granted
0 shares of restricted stock awards and 0 shares of restricted stock awards vested according to their terms. There were approximately 289,832 shares available for future issuance under the 2011 Plan as of April 30, 2018. As of April 30, 2018, there was $2,104,000 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 3 years. At April 30, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $168,000, respectively. At April 30, 2017, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $28,000 and $139,000, respectively.

Note 9. Stockholders’ Equity

The Company’s Credit Agreement with PNC restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $2 million. Such dividends payments are also subject to compliance with financial and other covenants provided in the Credit Agreement. In March 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable April 10, 2018 to shareholders of record as of March 23, 2018.

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
The net periodic pension cost (income) for the Pension Plan and the VIP Plan for the three months ended April 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan
	4/30/2018	4/30/2017	4/30/2018	4/30/2017
Service cost	$—	$—	$—	$—
Interest cost	266	304	89	89
Expected return on plan assets	(407)	(342)	—	—
Amortization of transition amount	—	—	—	—
Recognized (gain) loss due to Curtailments	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	90	179	82	60
Benefit cost	$(51)	$141	$171	$149

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At April 30, 2018 and 2017, the plan held 595,425 shares and 578,988 shares of Virco stock, respectively. For the quarter ended April 30, 2018, the Company made a contribution to employees enrolled in the Plan in connection with an auto enrollment program and initiated a Company match effective January 1, 2018. For the quarter year ended April 30, 2018, the compensation costs incurred for employer match was $184,000. There was no employer match for same period ended April 30, 2017.

Note 11. Warranty Accrual
The Company provides an assurance type warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2018 and 2017.

	Three Months Ended
	4/30/2018	4/30/2017
	(In thousands)
Beginning balance	$925	$1,000
Provision	55	70
Costs incurred	(55)	(70)
Ending balance	$925	$1,000

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

Note 13. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended April 30, 2018, the Company incurred a pre-tax loss of $5,034,000 on net sales of $22,569,000 compared to a pre-tax loss of $3,560,000 on net sales of $23,235,000 in the same period in 2017.
Net sales for the three months ended April 30, 2018 decreased by $666,000, a 2.9% decrease, compared to the same period last year. The Company incurred approximately 6% decrease in volume offset by a price increase. Order rates for the quarter increased by approximately 12.8% compared to the prior year period. Substantially all of the increase in order rate was attributable to larger, typically bond-funded customer orders. Because these larger orders are more likely to be delivered in the summer months when school is not in session, order backlog at April 30, 2018 increased by approximately 27.0%. The Company began the quarter ended April 30, 2018 with a backlog that was approximately $3.6 million more than at the start of the first quarter last year. Backlog at April 30, 2018 increased by over 27.0% to $50,136,000 compared to $39,553,000 at April 30, 2017.
While this increase in order rates is welcome, the month by month trends continue to be volatile, especially when there is an increase in larger, typically bond-funded customer orders. This increase in business contributes to the monthly volatility in orders as well as contributes to heightened seasonality for sales, as these orders are likely to be delivered in the summer when school is out of session. These larger, typically bond-funded customer orders, also tend to be more complex, and can exacerbate the seasonal work load during the summer.
Gross margin for the three months ended April 30, 2018 decreased as a percentage of sales to 34.1% in the current year compared to 36.3% in the prior year. This decrease was primarily attributable to three components. First, the Company increased compensation for factory employees, in large part because of pressures from increases in minimum wage and other pressures in employee compensation. Second, the Company has incurred increased material costs for certain commodities, particularly steel. Steel costs increased during of 2018, and again in the first quarter of 2019. Third, while the Company has increased selling prices to recover these cost increases, a significant portion for shipments in the first quarter were from orders placed in 2018, prior to the price increase. Factory production levels were stable for the first quarter of 2019 compared to the prior year.
Selling, general and administrative expenses increased compared to the prior year, and increased as a percentage of sales. The increase is in part due to raises to employees at the beginning of the year, and staffing in preparation for an anticipated significant increase in the summer delivery season.
Income tax benefit for the quarter ended April 30, 2018 is not comparable to the prior year. The first quarter of 2019 reflects the reduced federal tax rate passed into law effective January 1, 2018 and resulted in an effective tax rate of 29% compare to 37.9% for the first quarter of 2018.
Interest expense was more for the three months ended April 30, 2018 compared to the same period last year. There are four components of the increase. First, the quarter includes interest expense on a mortgage related to the purchase of a building in Conway, Arkansas that was completed in the third quarter last year. Second, the Company has borrowed more money to finance production of inventory in anticipation of increased summer shipping activity. Third, the Company increased production of inventory in the fourth quarter last year utilizing permanent Virco employees to reduce the need to hire temporary workers during this coming summer. Finally, expense increased as a result of higher interest rates.
Liquidity and Capital Resources
Accounts receivable were slightly lower at April 30, 2018 than at April 30, 2017 due to decreased sales during the quarter. The Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. The Company is intentionally building additional inventory during the slow season in an effort to improve efficiency and improve the level of on time delivery. During the first quarter, the Company increased inventory by approximately $20.4 million compared to January 31, 2018, approximately $1.3 million more than what was added in the first quarter of the prior year. When combined with the $6.4 million of additional inventory held at the beginning of the year, the Company is carrying nearly $8 million more at April 30, 2018 compared to the prior year. The increase in inventory during the first quarter of this year was financed through the Company's credit facility with PNC Bank, National Association ("PNC").
Borrowing under the Company's revolving line of credit with PNC at April 30, 2018 is $7 million higher compared to the same quarter last year. The increase in borrowing is primarily attributable to increased inventory production in preparation for an anticipated significant increase in the summer delivery season.
Capital expenditures were $1,144,000 for the three months ended April 30, 2018 compared to $1,896,000 for the same period last year.  Capital expenditures are being financed through the Company's credit facility with PNC.

Net cash used in operating activities for the three months ended April 30, 2018 was $16,992,000 compared to $17,543,000 for the same period last year. The slight decrease in cash used was primarily attributable to improved collection of accounts receivables.
The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Approximately $5,790,000 was available for borrowing as of April 30, 2018.
Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2018.  There have been no significant changes in the quarter ended April 30, 2018, except as disclosed in “Recently Adopted Accounting Updates” in Note 3. New Accounting Pronouncements in the Notes to unaudited Condensed Consolidated Financial Statements in Item 1 to this Quarterly Report on Form 10-Q.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2018, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2018 under the caption "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $61,000 for the three months ended April 30, 2018. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2018. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “Form 10-K”), which was filed with the SEC on April 27, 2018. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibit 10.1 — Seventeenth Amendment to Revolving Credit and Security Agreement, dated as of March 19, 2018, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 22, 2018).

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

VIRCO MFG. CORPORATION
Date: June 8, 2018	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)