Form 10-Q
period 2018-07-31
VIRCO MFG CORPORATION
filed 2018-09-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2018

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
Common Stock, $.01 par value — 15,541,956 shares as of September 10, 2018.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2018	1/31/2018	7/31/2017
	(In thousands, except share data)

Assets
Current assets
Cash	$1,109	$534	$2,747
Trade accounts receivables, net	44,109	11,385	40,201
Other receivables	161	29	73
Income tax receivable	175	171	175
Inventories	60,296	42,057	50,861
Prepaid expenses and other current assets	2,117	1,537	1,888
Total current assets	107,967	55,713	95,945
Property, plant and equipment
Land	3,731	3,731	1,671
Land improvements	688	688	680
Buildings and building improvements	51,176	51,176	46,036
Machinery and equipment	104,761	103,015	100,984
Leasehold improvements	820	809	803
	161,176	159,419	150,174
Less accumulated depreciation and amortization	119,792	116,977	114,591
Net property, plant and equipment	41,384	42,442	35,583
Deferred tax assets, net	9,973	10,093	15,611
Other assets, net	8,491	8,375	8,308
Total assets	$167,815	$116,623	$155,447
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2018	1/31/2018	7/31/2017
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$23,072	$14,106	$20,945
Accrued compensation and employee benefits	5,353	4,779	6,373
Current portion of long-term debt	36,894	4,681	29,987
Other accrued liabilities	8,583	4,157	7,543
Total current liabilities	73,902	27,723	64,848
Non-current liabilities
Accrued self-insurance retention	1,936	1,425	1,904
Accrued pension expenses	16,544	14,664	17,991
Income tax payable	45	44	42
Long-term debt, less current portion	14,139	12,000	6,000
Other long-term liabilities	2,274	2,055	1,978
Total non-current liabilities	34,938	30,188	27,915
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,541,956 shares at 07/31/2018 and 15,357,457 at 1/31/2018 and 07/31/2017	155	154	154
Additional paid-in capital	117,636	117,465	117,020
Accumulated deficit	(48,208)	(49,648)	(43,392)
Accumulated other comprehensive loss	(10,608)	(9,259)	(11,098)
Total stockholders’ equity	58,975	58,712	62,684
Total liabilities and stockholders’ equity	$167,815	$116,623	$155,447
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2018	7/31/2017
	(In thousands, except per share data)
Net sales	$74,802	$72,636
Costs of goods sold	47,670	45,953
Gross profit	27,132	26,683
Selling, general and administrative expenses	18,717	18,278
Gain on sale of property, plant & equipment	—	(1)
Operating income	8,415	8,406
Interest expense, net	822	529
Income before income taxes	7,593	7,877
Income tax expense	2,118	2,849
Net income	$5,475	$5,028

Dividend declared per share:
Cash	$0.015	$—

Net income per common share:
Basic	$0.36	$0.33
Diluted	$0.35	$0.33
Weighted average shares of common stock outstanding: :
Basic	15,392	15,211
Diluted	15,435	15,285

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Six months ended
	7/31/2018	7/31/2017
	(In thousands, except per share data)
Net sales	$97,371	$95,871
Costs of goods sold	62,554	60,761
Gross profit	34,817	35,110
Selling, general and administrative expenses	30,991	29,970
Gain on sale of property, plant & equipment	(1)	(1)
Operating income	3,827	5,141
Interest expense, net	1,268	824
Income before income taxes	2,559	4,317
Income tax expense	656	1,500
Net income	$1,903	$2,817

Dividend declared per share:
Cash	$0.03	$—

Net income per common share:
Basic	$0.12	$0.19
Diluted	$0.12	$0.18
Weighted average shares of common stock outstanding: :
Basic	15,355	15,170
Diluted	15,395	15,233

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31/2018	7/31/2017
	(In thousands)
Net income	$5,475	$5,028
Other comprehensive income
Pension adjustments (net of tax ($522) and $92 in 2019 and 2018, respectively)	(1,476)	148
Comprehensive income	$3,999	$5,176

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Six months ended
	7/31/2018	7/31/2017
	(In thousands)
Net income	$1,903	$2,817
Other comprehensive income
Pension adjustments (net of tax ($477) and $184 in 2019 and 2018, respectively)	(1,349)	296
Comprehensive income	$554	$3,113

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2018	7/31/2017
	(In thousands)
Operating activities
Net income	$1,903	$2,817
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,825	2,601
Provision for doubtful accounts	35	35
(Gain) Loss on sale of property, plant and equipment	(1)	(1)
Deferred income taxes	120	1,569
Stock-based compensation	438	385
Defined pension plan settlement	319	—
Amortization of net actuarial loss for pension plans	345	296
Changes in operating assets and liabilities:
Trade accounts receivable	(32,759)	(30,321)
Other receivables	(132)	143
Inventories	(18,239)	(15,172)
Income taxes	(3)	105
Prepaid expenses and other current assets	(696)	(224)
Accounts payable and accrued liabilities	14,604	12,980
Net cash used in operating activities	(31,241)	(24,787)
Investing activities
Capital expenditures	(1,686)	(3,891)
Proceeds from sale of property, plant and equipment	3	1
Net cash used in investing activities	(1,683)	(3,890)
Financing activities
Proceeds from long-term debt	51,033	36,742
Repayment of long-term debt	(16,681)	(5,767)
Payment on deferred financing costs	(124)	—
Tax withholding payments on share based compensation	(265)	(339)
Cash dividends paid	(464)	—
Net cash provided by financing activities	33,499	30,636

Net increase in cash	575	1,959
Cash at beginning of period	534	788
Cash at end of period	$1,109	$2,747
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2018
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The balance sheet at January 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Seasonality
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable more slowly than commercial customers.
The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs, and stocking inventory.
Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), and has modified the standard thereafter. The Company adopted ASU 2014-09 effective February 1, 2018 using the modified retrospective method to apply this guidance to all open contracts at the date of initial application.  The results of applying Topic 606 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

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

Contractual Arrangements with Customers

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders.  Prices for our products are based on published price lists, and customer agreements. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of sales are free on board (FOB) destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Once a product has been delivered per the shipping terms, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery in accordance with shipping terms because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

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

For product produced by and sourced from third parties, management has determined that it is the principal in all cases, since it (i) bears primary responsibility for fulfilling the promise to the customer; (ii) bears inventory risk before and/or after the good or service is transferred to the customer; and (iii) has discretion in establishing the price for the sale of good or service to the customer.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Most customers obtain payment terms between 1-30 days and an asset is recognized for the related accounts receivable.

Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs. As of July 31, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Practical Expedients & Optional Exemptions

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

Cost to Obtain a Customer - we pay certain costs to obtain a customer contract such as commissions. As our customer contracts have a contractual term of one year or less, we have elected to apply the practical expedient and expense these costs in selling, general and administrative expense as incurred, which is consistent with our historical practice.

Recently Issued Accounting Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). The new standard requires lessees to recognize most leases, including operating leases, on balance sheet via a right-of-use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Company’s fiscal year beginning after December 15, 2018 and required a modified retrospective transition approach. However, the FASB issued ASU No. 2018-11, allowing entities the ability to elect not to recast the comparative periods presented when transitioning to Topic 842 as was previously required under the modified retrospective transition approach. While still evaluating the effect, the standard will have on consolidated financial statements and related disclosures, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with lease terms greater than 12 months and that we will elect not to recast the comparative periods presented as allowed under ASU No. 2018-11. It is expected that this standard will have a material impact on the Company’s consolidated financial statements in recognizing the right-of-use asset and related lease liability.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value and includes material, labor, and factory overhead. The Company maintains allowances for estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated net realizable value. Allowances for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s inventories as of July 31, 2018, January 31, 2018 and July 31, 2017 (in thousands):

	7/31/2018	1/31/2018	7/31/2017
Finished goods	$27,055	$13,054	$21,912
WIP	20,331	16,627	16,923
Raw materials	12,910	12,376	12,026
Inventories	$60,296	$42,057	$50,861
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 5. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	7/31/2018	1/31/2018	7/31/2017

Revolving credit line	$43,907	$10,059	$35,924
Other	7,126	6,622	63
Total debt	51,033	16,681	35,987
Less current portion	36,894	4,681	29,987
Non-current portion	$14,139	$12,000	$6,000

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended seventeen times subsequent to that date. On March 19, 2018, the Company entered into amendment No. 17, which amended the Credit Agreement by (i) extending the maturity date of the Credit Agreement for three years until March 19, 2023, (ii) allowing dividends and stock buyback up to $2,000,000 in aggregate for any fiscal year, (iii) setting forth the minimum EBITDA financial covenant for fiscal quarter ended April 30, 2018 at ($3,767,000) and two consecutive fiscal quarters ending July 31, 2018 at $6,402,000, (iv) increasing the Maximum Revolving Advance Amount from $50,000,000 to $60,000,000, and (v) setting forth the minimum fixed charge coverage ratio of not less than 1.10 to 1.00 commencing with the consecutive four fiscal quarter period ending October 31, 2018 and measured as of the end of each fiscal quarter until the maturity date of the Credit Agreement. In connection with amendment No. 17, the Borrowers also agreed to pay to PNC Bank a non-refundable extension fee of $250,000.

The Credit Agreement provides the Company ("Borrowers") with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $60,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an equipment line for purchases of equipment up to $2,500,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.50% to 1.50%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.50% to 2.50% in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter, and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at July 31, 2018 was 6.25%.

The Credit Agreement also requires the Company to maintain the following financial maintenance covenants: (i) a minimum fixed charge coverage ratio, and (ii) a minimum EBITDA amount, in each case as of the end of the relevant monthly, quarterly or annual measurement period. As of July 31, 2018, the Credit Agreement required the Company to maintain a minimum EBITDA amount of $6,402,000 for the three months ended July 31, 2018. The Company achieved EBITDA of $7,124,000 for the quarter ended July 31, 2018. For the quarter ended July 31, 2018, the Company was in compliance with its financial covenants.
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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $15,593,000 was available for borrowing as of July 31, 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, we have determined that $4,438,000 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was provisional amount and reasonable estimate at January 31, 2018. Additional work is necessary to do a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in fiscal year 2019 when the analysis is complete. Through July 31, 2018, we have not made any material adjustments to the provisional amount. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The January 31, 2015 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 7. Net Income per Share

	Three Months Ended		Six Months Ended
	7/31/2018	7/31/2017	7/31/2018	7/31/2017
	(In thousands, except per share data)
Net income	$5,475	$5,028	$1,903	$2,817
Weighted average shares of common stock outstanding	15,392	15,211	15,355	15,170
Net effect of dilutive shares - based on the treasury stock method using average market price	43	74	40	63
Totals	15,435	15,285	15,395	15,233

Net income per share - basic	$0.36	$0.33	$0.12	$0.19
Net income per share - diluted	$0.35	$0.33	$0.12	$0.18

Note 8. Stock-Based Compensation
Stock Incentive Plan
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During second quarter ended July 31, 2018, the Company granted

55,555 shares of restricted stock awards, vested 226,804 shares of restricted stock awards according to their terms and forfeited 20,000 shares. There were no stock awards granted, vested and forfeited during the first quarter ended April 30, 2018. There were approximately 268,277 shares available for future issuance under the 2011 Plan as of July 31, 2018. As of July 31, 2018, there was $2,063,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 3 years.

During second quarter ended July 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $151,000, respectively. During second quarter ended July 31, 2017, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $49,000 and $170,000, respectively.

During the six months ended July 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $120,000 and $319,000, respectively. During the six months ended July 31, 2017, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $77,000 and $309,000, respectively.

Note 9. Stockholders’ Equity

The Company’s Credit Agreement with PNC restricts the Company from issuing dividends or making payments with respect to the Company's capital stock to an annual limit of $2 million. Such dividends payments are also subject to compliance with financial and other covenants provided in the Credit Agreement. In June 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable July 10, 2018 to shareholders of record as of June 26, 2018.

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last 5 years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan. During the second quarter ended July 31, 2018, the Company, at the retirees request, paid lump-sum distributions for the related benefit obligations. As the amount of the lump-sum settlement exceeded the sum of the service and interest cost for the year, the distribution was treated as a settlement in accordance with U.S. GAAP, resulting in plan settlement loss of $319,000 recorded in the selling, general, and administrative expenses in the accompanying condensed consolidated statements of income and an actuarial loss on the plan re-measurement of $1,840,000, net of tax, recorded to accumulated other comprehensive income for the three and six-months ended July 31, 2018.
The net periodic pension cost (income) for the Pension Plan and the VIP Plan for the three months and six months ended July 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan
	7/31/2018	7/31/2017	7/31/2018	7/31/2017
Service cost	—	—	—	—
Interest cost	266	304	89	89
Expected return on plan assets	(407)	(342)	—	—
Plan settlement	319	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	91	179	82	60
Benefit cost	$269	$141	$171	$149

	Six Months Ended
	Pension Plan		VIP Plan
	7/31/2018	7/31/2017	7/31/2018	7/31/2017
Service cost	$—	—	—	—
Interest cost	532	608	178	178
Expected return on plan assets	(814)	(684)	—	—
Plan settlement	319	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	181	358	164	120
Benefit cost	$218	$282	$342	$298

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At July 31, 2018 and 2017, the plan held 608,928 shares and 565,591 shares of Virco stock, respectively. For the quarter ended July 31, 2018, the Company made a contribution to employees enrolled in the Plan in connection with an auto enrollment program and initiated a Company match effective January 1, 2018. For the six months ended July 31, 2018, the compensation costs incurred for employer match was $363,000. There was no employer match for same period ended July 31, 2017.

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
The following is a summary of the Company’s warranty-claim activity for the three months and six months ended July 31, 2018 and 2017.

	Three Months Ended		Six Months Ended
	7/31/2018	7/31/2017	7/31/2018	7/31/2017
	(In thousands)
Beginning balance	$925	$1,000	$925	$1,000
Provision	86	112	141	182
Costs incurred	(86)	(112)	(141)	(182)
Ending balance	$925	$1,000	$925	$1,000

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

Note 13. Subsequent Events
In September 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable October 10, 2018 to shareholders of record as of September 26, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three Months Ended July 31, 2018
For the three months ended July 31, 2018, the Company earned a pre-tax profit of $7,593,000 on sales of $74,802,000 compared to a pre-tax profit of $7,877,000 on sales of $72,636,000 in the prior year.
Net sales for the three months ended July 31, 2018 increased by $2,166,000 or 3%. This increase was primarily due to an increase in price partially offset by a slight decrease in volume. The Company began the second quarter with a backlog of orders that was approximately $10.6 million greater than the prior year. Orders for the second quarter increased by approximately 7.6% compared to the prior year. Ending backlog at July 31, 2018 was $60.1 million compared to $47.3 million at the same date last year.
The second quarter results reflected continued increase in seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. Although this would suggest that shipments would be pushed forward into July, the Company experienced an increase in orders that specified delivery in August, effectively moving revenue from the second quarter to the third quarter.
Gross margin as a percentage of sales decreased to 36.3% for the three months ended July 31, 2018 compared to 36.7% in the same period last year. The slight deterioration of the margin in the second quarter is attributable to several components, which may also impact our gross margins in future periods. In response to increased material costs incurred in the prior fiscal year, the Company increased selling prices at the beginning of the fiscal year. The increase in prices attained by the Company was not adequate to cover the significant increases in costs incurred in the prior year when combined with certain unanticipated increased costs incurred during the current year. Tariffs on steel, threatened tariffs on imported furniture from China, and increased prices for oil and the related impact on plastic have significantly increased the material cost component of our product. Also impacting margins was the composition of business in the quarter. The entire growth in sales was driven by full service business, consisting of a mix of our manufactured products accompanied by re-sale products. As discussed in prior year’s Form 10K, the Company provides “one-stop-shopping” to schools where a new school can furnish an entire campus with one purchase order to Virco. To facilitate this product offering, the Company purchases and re-sells certain products from third-party furniture manufacturing partners. The gross margin on products purchased for resale are lower than on products manufactured by Virco, but are instrumental to successfully winning projects that include the more profitable Virco manufactured product.
Selling, general and administrative expenses for the three months ended July 31, 2018 increased by $439,000 compared to the same period last year, but decreased very slightly as a percentage of sales to 25.0% from 25.2%. The increase in selling, general and administrative expenses was attributable to variable service expenses driven by the increased sales volume, and by a pension settlement charge.
Interest expense was more for the three months ended July 31, 2018 compared to the same period last year.  There are three components of the increase.  First, the three months ended July 31, 2018 includes interest expense on a mortgage related to the purchase of a building in Conway, Arkansas that was completed in the third quarter last year.  Second, the Company has borrowed more money to finance production of inventory  in anticipation of increased summer shipping activity.  Finally, expense increased as a result of higher interest rates.

Six Months Ended July 31, 2018
For the six months ended July 31, 2018, the Company earned a pre-tax profit of $2,559,000 on net sales of $97,371,000 compared to a pre-tax profit of $4,317,000 on net sales of $95,871,000 in the same period last year. Net sales for the six months ended July 31, 2018 increased by $1,500,000 compared to the same period last year. This increase was primarily the result of an increase in selling prices partially offset by a reduction in volume. The Company began the year with a backlog of orders that was approximately $3.6 million greater than the prior year. Order rates for the first six months increased by approximately 9.5% compared to the prior year.
Gross margin as a percentage of sales declined to 35.8% for the six months ended July 31, 2018 compared to 36.6% in the same period last year. Due to the extreme seasonality of our business, second quarter sales represent more than 75% of sales for the first six months. The events articulated above that caused gross margins to decline for the second quarter are consistent with events that impacted the first six months. Such events may continue to have an ongoing impact upon our gross margins in future periods.
Selling, general and administrative expenses for the six months ended July 31, 2018 increased by approximately $1,021,000 compared to the same period last year and increased as a percentage of sales by 0.5%. The increase in selling, general and administrative expenses was attributable to variable service expense driven by increased revenue combined with a pension settlement charge.
Interest expense was more for the six months ended July 31, 2018 compared to the same period last year. The events articulated above that caused interest expense to rise for the second quarter are consistent with events that impacted the first six months.
Income Taxes for the three- and six-months ended July 31, 2018
Income tax expense for the second quarter and six months ended July 31, 2018 is less than the prior year, primarily due to the reduction in federal income tax rates for fiscal 2018.

Liquidity and Capital Resources
As discussed in the Company's Form 10-K, approximately 50% of the Company's annual sales volume is shipped in June through August. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $32,724,000 from January 31, 2018 to July 31, 2018. This compares to prior year when accounts receivable grew by $30,286,000 during the same period. The accounts receivable balance was $3,908,000 higher at July 31, 2018 than at July 31, 2017 due to increased sales.

For the first six months, the Company increased inventory by approximately $18,239,000 at July 31, 2018 compared to January 31, 2018. This compares to an increase of $15,172,000 during the same period last year. Inventory at July 31, 2018 was $9,435,000 more than the prior year. The increase in inventory compared to the prior year is primarily increased unit volume to fill the increase in order backlog at July 31, 2018 combined with an increase in valuation due to higher commodity costs. The increase in accounts receivable and inventory at July 31, 2018 compared to the January 31, 2018, was financed in part by vendor credit, which naturally increases with increased second quarter business activity, and through the Company's credit facility with PNC Bank.

Interest expense for the six months ended July 31, 2018 is slightly higher the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2018 is higher than the borrowings at July 31, 2017. In addition, the Company purchased a manufacturing facility in the third quarter of 2018, and has an outstanding mortgage that the Company did not have at July 31, 2017.

Capital spending for the six months ended July 31, 2018 was $1,686,000 compared to $3,891,000 for the same period last year. The decrease is not anticipated to continue for the year as the Company is investing more in factory automation and technology. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2018.  There have been no significant changes in the quarter ended July 31, 2018, except as disclosed in “Recently Adopted Accounting Updates” in Note 3. New Accounting Pronouncements in the Notes to unaudited Condensed Consolidated Financial Statements in Item 1 to this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $114,000 and $175,000 for the three months and six months ended July 31, 2018, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2018. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: September 14, 2018	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)