Form 10-Q
period 2018-10-31
VIRCO MFG CORPORATION
filed 2018-12-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2018

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
Common Stock, $.01 par value — 15,541,956 shares as of December 10, 2018.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2018	1/31/2018	10/31/2017
	(In thousands)

Assets
Current assets
Cash	$2,481	$534	$1,536
Trade accounts receivables, net	24,281	11,385	21,120
Other receivables	340	29	58
Income tax receivable	157	171	200
Inventories	42,670	42,057	36,377
Prepaid expenses and other current assets	1,547	1,537	1,536
Total current assets	71,476	55,713	60,827
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	688	688	688
Buildings and building improvements	51,176	51,176	51,176
Machinery and equipment	106,896	103,015	101,894
Leasehold improvements	828	809	805
	163,319	159,419	158,294
Less accumulated depreciation and amortization	121,254	116,977	115,551
Net property, plant and equipment	42,065	42,442	42,743
Deferred tax assets, net	8,422	10,093	13,793
Other assets	8,563	8,375	8,282
Total assets	$130,526	$116,623	$125,645
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2018	1/31/2018	10/31/2017
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$18,052	$14,106	$13,623
Accrued compensation and employee benefits	5,432	4,779	6,106
Current portion of long-term debt	6,232	4,681	3,278
Other accrued liabilities	4,645	4,157	5,047
Total current liabilities	34,361	27,723	28,054
Non-current liabilities
Accrued self-insurance retention	1,952	1,425	1,613
Accrued pension expenses	14,530	14,664	17,404
Income tax payable	42	44	33
Long-term debt, less current portion	13,980	12,000	11,310
Other long-term liabilities	2,377	2,055	1,657
Total non-current liabilities	32,881	30,188	32,017
Commitments and contingencies (Notes 5 and 12)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,541,956 shares at 10/31/2018 and 15,357,457 at 1/31/2018 and 10/31/2017	155	154	154
Additional paid-in capital	117,871	117,465	117,237
Accumulated deficit	(45,510)	(49,648)	(40,868)
Accumulated other comprehensive loss	(9,232)	(9,259)	(10,949)
Total stockholders’ equity	63,284	58,712	65,574
Total liabilities and stockholders’ equity	$130,526	$116,623	$125,645
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2018	10/31/2017
	(In thousands, except per share data)
Net sales	$76,809	$68,794
Costs of goods sold	50,379	44,327
Gross profit	26,430	24,467
Selling, general and administrative expenses	21,765	19,798
Gain on sale of property, plant & equipment	—	(15)
Operating income	4,665	4,684
Interest expense, net	630	456
Income before income taxes	4,035	4,228
Income tax expense	1,103	1,704
Net income	$2,932	$2,524

Dividend declared per share:
Cash	$0.015	$—

Net income per common share:
Basic	$0.19	$0.16
Diluted	$0.19	$0.16
Weighted average shares of common stock outstanding: :
Basic	15,486	15,317
Diluted	15,582	15,483

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2018	10/31/2017
	(In thousands, except per share data)
Net sales	$174,180	$164,665
Costs of goods sold	112,933	105,088
Gross profit	61,247	59,577
Selling, general and administrative expenses	52,756	49,768
Gain on sale of property, plant & equipment	(1)	(16)
Operating income	8,492	9,825
Interest expense, net	1,898	1,280
Income before income taxes	6,594	8,545
Income tax expense	1,759	3,204
Net income	$4,835	$5,341

Dividend declared per share:
Cash	$0.045	$—

Net income per common share:
Basic	$0.31	$0.35
Diluted	$0.31	$0.35
Weighted average shares of common stock outstanding: :
Basic	15,399	15,220
Diluted	15,491	15,324

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2018	10/31/2017
	(In thousands)
Net income	$2,932	$2,524
Other comprehensive income
Pension adjustments (net of tax $487 and $92 in 2019 and 2018, respectively)	1,376	148
Comprehensive income	$4,308	$2,672

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2018	10/31/2017
	(In thousands)
Net income	$4,835	$5,341
Other comprehensive income
Pension adjustments (net of tax $10 and $276 in 2019 and 2018, respectively)	27	444
Comprehensive income	$4,862	$5,785

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2018	10/31/2017
	(In thousands)
Operating activities
Net income	$4,835	$5,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,288	4,041
Provision for doubtful accounts	60	60
Gain on sale of property, plant and equipment	(1)	(16)
Deferred income taxes	1,671	3,387
Stock-based compensation	673	602
Defined pension plan settlement	341	—
Amortization of net actuarial loss for pension plans	600	444
Changes in operating assets and liabilities:
Trade accounts receivable	(12,956)	(11,265)
Other receivables	(311)	152
Inventories	(613)	(688)
Income taxes	13	73
Prepaid expenses and other current assets	(199)	152
Accounts payable and accrued liabilities	4,418	1,721
Net cash provided by operating activities	2,819	4,004
Investing activities
Capital expenditures	(3,319)	(12,521)
Proceeds from sale of property, plant and equipment	3	28
Net cash used in investing activities	(3,316)	(12,493)
Financing activities
Proceeds from long-term debt	51,033	36,742
Repayment of long-term debt	(47,503)	(27,166)
Payment on deferred financing costs	(124)	—
Tax withholding payments on share-based compensation	(265)	(339)
Cash dividends paid	(697)	—
Net cash provided by financing activities	2,444	9,237

Net increase in cash	1,947	748
Cash at beginning of period	534	788
Cash at end of period	$2,481	$1,536
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2018
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2019. The balance sheet at January 31, 2018, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Seasonality
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers.
The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory.
Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and has modified the standard thereafter. The Company adopted ASU 2014-09 effective February 1, 2018 using the modified retrospective method to apply this guidance to all open contracts at the date of initial application.  The results of applying Topic 606 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

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

Contractual Arrangements with Customers

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders.  Prices for our products are based on published price lists and customer agreements. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of sales are free on board (FOB) destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Once a product has been delivered per the shipping terms, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery in accordance with shipping terms because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

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

Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs. As of October 31, 2018, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

Costs of fulfilling customers’ purchase orders, such as shipping, handling and delivery, which occur prior to the transfer of control, are recognized in selling, general and administrative expense when incurred.

Practical Expedients & Optional Exemptions

Significant Financing Component - as we expect the period between when we transfer control of the promised good or service to a customer and when the customer pays for that good or service will be one year or less, the Company elected to apply the practical expedient for significant financing components.

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

Recently Issued Accounting Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases ("Topic 842"). The new standard requires lessees to recognize most leases, including operating leases, on balance sheet via a right-of-use asset and lease liability. Changes to the lessee accounting model may change key balance sheet measures and ratios, potentially effecting analyst expectations and compliance with financial covenants. The new standard becomes effective for the Company’s fiscal year beginning after December 15, 2018 and required a modified retrospective transition approach. However, the FASB issued ASU No. 2018-11, allowing entities the ability to elect not to recast the comparative periods presented when transitioning to Topic 842, as was previously required under the modified retrospective transition approach. While still evaluating the effect, the standard will have on consolidated financial statements and related disclosures, the Company has determined that the primary impact will be to recognize on the balance sheet all leases with lease terms greater than 12 months and that we will elect not to recast the comparative periods presented as allowed under ASU No. 2018-11. It is expected that this standard will have a material impact on the Company’s consolidated balance sheet in recognizing the right-of-use asset and related lease liability.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, to improve the effectiveness of disclosures in the notes to financial statements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for financial statements issued for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is currently assessing the impact of this update on its notes to financial statements.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value and includes material, labor and factory overhead. The Company maintains allowances for estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated net realizable value. Allowances for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents breakdown of the Company’s inventories as of October 31, 2018, January 31, 2018 and October 31, 2017 (in thousands):

	10/31/2018	1/31/2018	10/31/2017
Finished goods	$14,552	$13,054	$11,890
WIP	16,633	16,627	13,988
Raw materials	11,485	12,376	10,499
Inventories	$42,670	$42,057	$36,377
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 5. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	10/31/2018	1/31/2018	10/31/2017

Revolving credit line	$13,245	$10,059	$8,814
Other	6,967	6,622	5,774
Total debt	20,212	16,681	14,588
Less current portion	6,232	4,681	3,278
Non-current portion	$13,980	$12,000	$11,310

On December 22, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended seventeen times subsequent to that date. On March 19, 2018, the Company entered into amendment No. 17, which amended the Credit Agreement by (i) extending the maturity date of the Credit Agreement for three years until March 19, 2023, (ii) allowing dividends and stock buyback up to $2,000,000 in aggregate for any fiscal year, (iii) setting forth the minimum EBITDA financial covenant for fiscal quarter ended April 30, 2018 at ($3,767,000) and two consecutive fiscal quarters ending July 31, 2018 at $6,402,000, (iv) increasing the Maximum Revolving Advance Amount from $50,000,000 to $60,000,000 and (v) setting forth the minimum fixed charge coverage ratio of not less than 1.10 to 1.00, commencing with the consecutive four fiscal quarter period ending October 31, 2018 and measured as of the end of each fiscal quarter until the maturity date of the Credit Agreement. In connection with amendment No. 17, the Borrowers also agreed to pay to PNC Bank a non-refundable extension fee of $250,000. For the quarter ended October 31, 2018, the Company was in compliance with its financial covenants.

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

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.50% to 1.50% and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.50% to 2.50% in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at October 31, 2018 was 6.25%.

In addition, the Credit Agreement contains a clean-down provision that requires the Company to reduce borrowings under the line to less than $8,000,000 for a period of 30 consecutive days during the fourth quarter of each year. The Company believes that normal operating cash flow will allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. The Company believes that the Revolving Credit Facility will provide sufficient liquidity to meet its capital requirements in the next 12 months. Approximately $9,930,000 was available for borrowing as of October 31, 2018.

Note 6. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company maintains a partial valuation allowance against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, we have determined that $4,438,000 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was provisional amount and reasonable estimate at January 31, 2018. Through October 31, 2018, we have not made any material adjustments to the provisional amount and we consider this amount as the final calculation.

The January 31, 2015 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 7. Net Income per Share

	Three Months Ended		Nine Months Ended
	10/31/2018	10/31/2017	10/31/2018	10/31/2017
	(In thousands, except per share data)
Net income	$2,932	$2,524	$4,835	$5,341
Weighted average shares of common stock outstanding	15,486	15,317	15,399	15,220
Net effect of dilutive shares - based on the treasury stock method using average market price	96	166	92	104
Totals	15,582	15,483	15,491	15,324

Net income per share - basic	$0.19	$0.16	$0.31	$0.35
Net income per share - diluted	$0.19	$0.16	$0.31	$0.35

Note 8. Stock-Based Compensation
Stock Incentive Plan
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were no stock awards granted, vested and forfeited during the quarter ended October 31, 2018 and 2017. For the nine months ended October 31, 2018, the Company granted 55,555 shares of restricted stock awards, vested 226,804 shares of restricted stock awards according to their terms and forfeited 20,000 shares. There were approximately 268,277 shares available for future issuance under the 2011 Plan as of October 31, 2018. As of October 31, 2018, there was $1,828,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 3 years.

During the three months ended October 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $175,000, respectively. During third quarter ended October 31, 2017, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $59,000 and $157,000, respectively.

During the nine months ended October 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $178,000 and $495,000, respectively. During the nine months ended October 31, 2017, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $136,000 and $466,000, respectively.

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last 5 years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Form 10-K, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan. During the nine months ended October 31, 2018, the Company, at the retirees' request, paid lump-sum distributions for the related benefit obligations. As the amount of the lump-sum settlement exceeded the sum of the service and interest cost for the year, the distribution was treated as a settlement in accordance with U.S. GAAP, resulting in plan settlement loss of $22,000 and $341,000 for the three and nine months ended October 31, 2018. All settlement costs were recorded in the selling, general and administrative expenses in the accompanying condensed consolidated statements of income and an actuarial gain on the plan re-measurement of $1,376,000 and $27,000, net of tax, recorded to accumulated other comprehensive income for the three and nine months ended October 31, 2018.
The net periodic pension cost (income) for the Pension Plan and the VIP Plan for the three months and nine months ended October 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	Pension Plan		VIP Plan
	10/31/2018	10/31/2017	10/31/2018	10/31/2017
Service cost	—	—	—	—
Interest cost	281	304	89	89
Expected return on plan assets	(348)	(342)	—	—
Plan settlement	22	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	171	179	82	60
Benefit cost	$126	$141	$171	$149

	Nine Months Ended
	Pension Plan		VIP Plan
	10/31/2018	10/31/2017	10/31/2018	10/31/2017
Service cost	$—	—	—	—
Interest cost	813	912	267	267
Expected return on plan assets	(1,162)	(1,026)	—	—
Plan settlement	341	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	351	537	246	180
Benefit cost	$343	$423	$513	$447

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At October 31, 2018 and 2017, the plan held 646,984 shares and 556,633 shares of Virco stock, respectively. For the quarter ended October 31, 2018, the Company made a contribution to employees enrolled in the Plan in connection with an auto-enrollment program and initiated a Company match effective January 1, 2018. For the nine months ended October 31, 2018, the compensation costs incurred for employer match was $553,000. There was no employer match for same period ended October 31, 2017.

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
The following is a summary of the Company’s warranty-claim activity for the three months and nine months ended October 31, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	10/31/2018	10/31/2017	10/31/2018	10/31/2017
	(In thousands)
Beginning balance	$925	$1,000	$925	$1,000
Provision	77	173	219	355
Costs incurred	(77)	(173)	(219)	(355)
Ending balance	$925	$1,000	$925	$1,000

Note 12. Contingencies

The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence and for automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

Note 13. Subsequent Events
On December 11, 2018, the Company's Board of Directors authorized and approved a cash dividend program under which the Company will issue $0.015 per share of cash dividend, payable January 10, 2019 to shareholder of record as of December 27, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended October 31, 2018

For the three months ended October 31, 2018, the Company earned pre-tax income of $4,035,000 on net sales of $76,809,000 compared to a pre-tax income of $4,228,000 on net sales of $68,794,000 in the prior year.

Net sales for the three months ended October 31, 2018 increased by $8,015,000 or 11.7%. This increase was primarily due to an increase in price combined with a small increase in volume. As discussed in the Company’s Form 10K, there are two significant funding sources that drive the Company’s sales; bond-funded business and business funded from the operating budgets of the schools. The Company experienced robust growth in orders during the first six months, which is more heavily influenced by bond-funded projects. Orders in the third quarter are typically more dependent on the operating budgets of the schools. Orders for the third quarter declined by approximately $6.5 million. Ending backlog at October 31, 2018 was $16.2 million compared to $16.9 million at the same date last year.

The third quarter results reflected continued seasonality of the Company’s business, with revenue moving from the second to the third quarters due to an increase in orders received in July that were delivered in the third quarter. Gross margin as a percentage of net sales decreased to 34.4% for the three months ended October 31, 2018 compared to 35.6% in the same period last year.  The deterioration of the margin in the third quarter is attributable to several components.  The Company raised selling prices at the beginning of this year.  The increase was targeted to cover cost increases incurred during 2017 and a moderate increase in 2018.  The Company did not raise prices adequately to compensate for all the cost increases subsequently incurred during the 2018 fiscal year.  The primary change in costs related to raw materials (steel, plastic, and imported components) and employee compensation.

Selling, general and administrative expenses for the three months ended October 31, 2018 increased by $1,967,000 compared to the same period last year but was leveraged to 28.3% of net sales compared to 28.8% of net sales in the same period last year. The increase in selling, general and administrative expenses was attributable to variable freight and selling expenses. Interest expense increased due to increased levels of borrowing and higher interest rates.

Nine Months Ended October 31, 2018

For the nine months ended October 31, 2018, the Company earned a pre-tax income of $6,594,000 on net sales of $174,180,000 compared to a pre-tax income of $8,545,000 on net sales of $164,665,000 in the same period last year. Net sales for the nine months ended October 31, 2018 increased by $9,515,000 compared to the same period last year. This increase was the result of growth in price. The Company began the year with a backlog of orders that was approximately $3.6 million greater than the prior year. Order rates for the first nine months increased by approximately 3.7% compared to the prior year.

Gross margin as a percentage of net sales declined to 35.2% for the nine months ended October 31, 2018 compared to 36.2% in the same period last year. There are three primary reasons for the decrease. First, for the first nine months, most of the increase in sales was from project type business, which included larger more complex orders. Bidding on these projects can be intense, and typically include a larger portion of products sourced from third-party manufacturing partners. Margins on product from third-party manufacturing partners typically have a lower margin than product manufactured by Virco. Second, was the relationship between the selling price increases to the cost increases incurred. The Company raised selling prices at the beginning of this year, but increased prices modestly in effort to increase sales volume. The Company did not raise prices adequately to compensate for all the cost increases subsequently incurred during the year. Third, production levels in our factories increased by approximately 1%, but increased compensation costs combined with more complex orders to fill, adversely impacted manufacturing efficiencies.

Selling, general and administrative expenses for the nine months ended October 31, 2018 increased by approximately $3,000,000 compared to the same period last year and remained relatively consistent at 30.3% of net sales compared to 30.2% of net sales in the same period last year. The increase in selling, general and administrative expenses was attributable to variable freight, variable selling and variable compensation expenses driven by the increased sales and by the increase in project related business. Interest expense increased due to increased levels of borrowing and higher rates.

Income tax expense for the third quarter and nine months ended October 31, 2018 is not comparable to the prior year, primarily due to the reduction in federal income tax rates for 2018 as a result of the Tax Cut and Jobs Act passed in December 2017.

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

For the first nine months, the Company increased inventory by approximately $613,000 at October 31, 2018 compared to January 31, 2018. This compares to an increase of $688,000 during the same period last year. Inventory at October 31, 2018 was $6,293,000 more than October 31, 2017 of the prior year. Approximately 50% of this increase is valuation and approximately 50% is quantity. Accounts receivable at October 31, 2018 compared to January 31, 2018 increased by $12,896,000 compared to $11,205,000 during the same period in the prior year. The increase in inventory and receivables was financed in part by vendor credit, which naturally increases with increased third quarter business activity, and through the Company's credit facility with PNC Bank.

Interest expense for the nine months ended October 31, 2018 is $618,000 higher than the same period last year due to increased borrowings and increased rates. Borrowing under the Company's revolving line of credit with PNC Bank at October 31, 2018 is greater than October 31, 2017 due to increased inventory and accounts receivable.

Capital spending for the nine months ended October 31, 2018 was $3,319,000 compared to $12,521,000 for the same period last year. The prior year capital expenditures included the purchase of a manufacturing facility in Conway, AR. The Company had previously occupied the building under a 10-year lease. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

The Company utilizes borrowings from the arrangement with PNC to fund seasonal working capital needs and certain capital expenditures.  Compared to prior year net cash provided by financing activities decreased to $2,444,000 from $9,237,000, primarily due to the large decrease in capital expenditures in the current year.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures, cash dividends, and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2018.  There have been no significant changes in the quarter ended October 31, 2018.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2018 under the caption "Risk Factors".
The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $85,000 and $261,000 for the three months and nine months ended October 31, 2018, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2018. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — Other Information

Virco Mfg. Corporation

Item 1. Legal Proceedings

The Company is a party to various legal actions arising in the ordinary course of business which, in the opinion of the Company, are not material in that management either expects that the Company will be successful on the merits of the pending cases or that any liabilities resulting from such cases will be substantially covered by insurance. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to these actions, management believes that the aggregate amount of such liabilities will not be material to the results of operations, financial position or cash flows of the Company.

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

VIRCO MFG. CORPORATION
Date: December 14, 2018	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)