Form 10-K
period 2019-01-31
VIRCO MFG CORPORATION
filed 2019-05-01
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2019.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2018, was $66 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 1, 2019, there were 15,541,956 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; transportation costs; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.
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

Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q®, Virtuoso®, Classic Series™, Martest 21®, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT®, Parameter®, Sage™, Analogy™ and Civitas™. Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2020, 2019, 2018 and 2017 relate to the fiscal years ended January 31, 2020, 2019, 2018 and 2017, respectively.

Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 69-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; the recently introduced Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; and the wide-ranging Plateau and Text Series.

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
To meet the furniture and equipment needs of our customers, Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters, West Coast showroom, and our West Coast distribution operations. To complement our Torrance-based operations, Virco owns three manufacturing and distribution facilities in Conway, Arkansas. The primary facility is located on 100 acres of land in Conway, Arkansas, containing 1,200,000 sq. ft. of manufacturing, warehousing, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954 and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored. The Company occupied this building under a series of leases for approximately 20 years and purchased this facility in the third quarter of the fiscal year ended January 31, 2018.
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
Many of today’s modern classrooms are focusing on creating more dynamic, active and flexible environments for their 21st Century learners. Virco has continued to innovate around its line of Healthy Movement furniture and introduced three new lines of flexible seating that take movement and choice to a new level. The Room to Move Collection was previewed at the EDspaces show in October 2017 and is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move - empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker (available in Analogy, Sage and ZUMA styles) provides a safe, durable and ergonomic option for floor seating. The C2M (Choose to Move) 4-Leg Chair won the EDspaces Innovation in Seating Award and offers an empowering new twist on flexible seating with a patent-pending mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M chair, the R2M (Room to Move) Mobile Task Chair offers movement in all directions - front-to-back and side-to-side - as well as the mobility and adjustability of a task chair. All these products enable healthy movement and flexibility in the classroom while blending with existing Virco furniture.
In the fiscal year ended January 31, 2019 (“fiscal 2019”), Virco continued with the full launch of our Room to Move Collection, bringing our new Floor Rockers and C2M and R2M chairs to market, further supporting today’s varied classroom and student needs. Adding additional comfort and design appeal to the Floor Rocker family, we introduced the Sage Floor Rocker with Padded Seat, now available in nine coordinating colors. Also new to our Healthy Movement seating is the Adjust-Right Stool. Designed for use in one-on-one settings, this stool adapts to each user as they develop and strengthen their core and sense of balance. Understanding that collaboration and engagement take place beyond the walls of a classroom, Virco introduced the Plateau Series Media Tables. With collaborative environments in mind, these tables were designed to bring groups of people together in schools and the workplace. Featuring a TV mount for screens and built-in USB and Power Ports, students and colleagues can easily exchange ideas and share content. To address changing preferences and meet the needs of designers, Virco added to our robust color program by introducing two new soft plastic colors with vibrant, modern tones, Kelly Green and Lemon Yellow, as well as expanding our edge banding color offering for our 4000 and 5000 series tables. We also added new upholstery colors to complement our existing pallet.
As of January 31, 2019, the Company employed approximately 840 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and delivery of furniture, fixtures and equipment (“FF&E”).
In the past decade, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB Factory, customers can purchase furniture for delivery to warehouses and school sites and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all FF&E needs in our educational market.
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
Manufacturing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team. Virco's educational product line is marketed through an extensive direct sales force, as well as through a dealer network. In addition, Virco has a Corporate Sales Group to pursue international business wholesalers, mail order accounts and national chains. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery.
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

Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2019 and 2018, approximately 50- 55% of the Company's total sales were delivered in June, July, and August. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
Principal Products
Virco produces the broadest line of furniture for the K-12 market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for preschool markets and has developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and on-going product development program featuring products developed in-house as well as products developed with accomplished designers. The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. Virco also has flat metal forming capabilities to enable the production of desks, returns, bookcases, filing cabinets, mobile pedestals and related items.
Virco's principal manufactured products include:
SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills was launched in 2004 and continues to show year over year growth. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, cantilever chairs; tablet arm chairs with a fixed or articulating work surface and a compact footprint; and steel-frame rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to contoured I.Q.® Series classroom chairs by Richard Holbrook; comfortable, attractive Virtuoso® chairs by Charles Perry; and Analogy™ Series chairs by Peter Glass and Bob Mills. The N2 Series was designed by Virco as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
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
COMPUTER FURNITURE - The TEXT and Tetra Series table collections described in the preceding paragraph provides an array of computer furniture choices for learning or business environments; Virco's Flip-Top Technology tables and HWT (Hinged Wire Trough) Technology tables also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco's functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. To address the demand for collaborative solutions in a computer lab environment, Virco added the Quarter Round 8700 Series Computer Table that allows multiple tables to be grouped together while maintaining a technology-based environment. The 5700 Series features the thick profile leg of the 5000 Series with integrated technology for a modern look. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications. Virco offers Instructor Media Stations and Towers that include several options for media storage and presentation.
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
MOBILE FURNITURE - Cafeterias are perfect venues for the ever-popular Virco mobile tables - including a selection of oval mobile tables with attached benches or stools - while classrooms benefit from the spacious storage capacity of Virco mobile cabinets; additional mobile cabinet models with a magnetic marker back are available. ADA compliant Mobile Bench & Stool Tables were also introduced to the Virco line of mobile products to expand on our wheelchair accessible solutions. An array of Virco product lines includes mobile chairs for school settings and offices.
STORAGE EQUIPMENT - For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. For our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables.
Virco's wide-ranging product selection includes hundreds of furniture models that are certified the Greenguard® Children & Schools Program for indoor air quality. Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified by the Greenguard Children & Schools Program, now known as Greenguard Gold certification. All of the models in the Company's most recently introduced product lines - including Analogy™ furniture models and Textameter™ instructor workstations - are Greenguard-certified. Along with Virco's leadership relative to Greenguard-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.
To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2019.
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
Customers
Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during fiscal 2019 and 2018.
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
The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly; often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2018 the cost of commodities increased, but not dramatically or suddenly. In fiscal 2019, the Company was significantly affected by cost increases in commodities. In the first quarter of fiscal 2019, a 25% tariff on steel was enacted by the federal government. While Virco sources most of its steel domestically, domestic prices increased concurrently with the effective date of the tariff on foreign steel. In addition to increased steel costs, the Company incurred a 10% increase in the cost of certain plastics and an 8% increase in the cost of cartons.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, but primarily from China. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased substantially during fiscal 2019. The Company incurred a sharp cost increase of approximately 10% in July and incurred a 10% tariff in October.

With respect to the Company's annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases in commodities. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters of its fiscal year. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.
Marketing and Distribution

Virco serves its customers through a well-trained, nationwide sales and support team, as well as a dealer network. In addition, Virco has a Corporate Sales Group to pursue international sales, wholesalers, mail order accounts and national chains where management believes it would be more efficient to have a single sales representative or group approach, as they tend to have needs that transcend the geographic boundaries established for Virco's local accounts.
Virco's educational product line is marketed through what management believes to be the largest direct sales force of any education furniture manufacturer. The Company's approach to servicing its customer base is very flexible and is tailored to best meet the needs of individual customers and regions. When considered to be most efficient, the sales force will call directly upon school business officials, who may include purchasing agents or individual school principals where site-based management is practiced. Where it is considered advantageous, the Company will use large exclusive distributors and full-service dealer partners. The Company's direct sales force is considered to be an important competitive advantage over competitors who rely primarily upon dealer networks for distribution of their products.
Virco's sales force is assisted by the Company's proprietary PlanSCAPE® software and experienced PlanSCAPE support team when preparing complete package solutions for the FF&E segment of bond-funded public-school construction projects. PlanSCAPE software also enables the entire Virco sales force to prepare quotations for less complicated projects.
A significant portion of Virco's business is awarded through annual bids with school districts or other buying groups used by school districts. These bids are typically valid for one year. Many contracts contain penalty, performance, and debarment provisions that can result in debarment for several years, a financial penalty, or calling of performance bonds.
Sales of commercial and contract furniture are made throughout the United States by distributorships and by Company sales representatives who service the distributorship network. Virco representatives call directly upon state and local governments, convention centers, individual hospitality venues, and places of worship. This market includes colleges and universities, preschools, private schools, and office training facilities, which typically purchase furniture through commercial channels.
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2019. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.
Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: Approximately 60% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 61% of sales in fiscal 2019 and 58% of sales in fiscal 2018. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two two-year extensions extending through 2026. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.
The Company’s education customers typically do not have logistic capabilities and more than 75% of sales are FOB destination and include freight to customer. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Approximately 90% of the Company’s freight is supplied by third party carriers. Utilizing third party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season.
Seasonality
The educational sales market is extremely seasonal. Approximately 52% of net sales in fiscal 2019 and 55% of net sales in fiscal 2018 were delivered in June, July and August. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During Our “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company's peak season. Because of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in raw materials and components, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during, the peak summer season.
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
As a result of the seasonality of our business, our manufacturing capacity is dictated by the capacity requirement during the months of June, July and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address this seasonal business. During the summer months, which comprise our second and third fiscal quarters, our full-time personnel utilization generally is at or exceeds full capacity. The Company utilizes temporary labor and significant overtime to meet these seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 90% of the Company's freight is provided by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. The Company has secured sufficient warehouse capacity to accommodate our current needs as well as anticipated future growth.
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
As part of Virco's efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standardized, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the customer’s specific product and color requests are identified, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.
Other Matters
Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include HON (HNI), Artco-Bell, KI Inc., Smith System, Columbia, Scholarcraft, Paragon, Alumni, Academia, and VS America. Our competitors that purchase and re-sells furniture include School Outfitters, School Specialty (SCHS). MeTEOR (formerly Contrax) is a significant nationwide reseller focusing on projects. In addition to School Specialty and MeTEOR, there are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2019, totaled approximately $21.4 million and approximated eight weeks of sales, compared to $17.2 million at January 31, 2018. Substantially all of the backlog will ship during the fiscal year ending January 31, 2020.
Patents and Trademarks
In the last 15 years, the United States Patent and Trademark Office (the “USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco's intellectual property as well. These patents expire over the next one to 19 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco's patents are an important element of its success, Virco's business as a whole is not believed to be materially dependent on any one patent. See “Risk Factors: An inability to protect our intellectual property could have a significant impact on our business.”
To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 69 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2019, Virco and its subsidiaries employed approximately 840 full-time employees across our facilities. Of this number, approximately 665 are involved in manufacturing and distribution, approximately 110 in sales and marketing and approximately 65 in administration. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. During 2019, the Company employed a range of 300 - 400 temporary workers during the months of June, July and August, with smaller numbers immediately preceding and following these months.
Environmental Compliance
Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Substances Control Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Risk Factors: We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last three fiscal years, see the Company's consolidated financial statements.
During fiscal 2019, Virco derived approximately 6.7% of its revenues from customers located outside of the United States (primarily Canada).
During fiscal 2018, Virco derived approximately 6.3% of its revenues from customers located outside of the United States (primarily Canada).
The Company determines sales to these markets based upon the customers' principal place of business.
During fiscal 2019 and 2018, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2019, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2019	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	86	1990
Douglas A. Virtue (2)	President	60	2014
Robert E. Dose (3)	Senior Vice President - Chief Financial Officer, Secretary and Treasurer	62	1995
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 62 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)
Appointed President in 2014; has been employed by the Company for 33 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.

(3)	Appointed in 1995; has been employed by the Company for 28 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Secretary and Treasurer.
None of the Company’s executive officers have written employment contracts.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
Our product sales are significantly affected by education funding, which is a function of tax revenues and general economic conditions. If the economy weakens, funding for education may fail to improve or decrease, which would adversely affect our business and results of operations.
Our sales are significantly impacted by the level of education funding primarily in North America, which, in turn is a function of the general economic environment. In a weak economy, state and local tax revenues for many of our customers are flat or decline, restricting funding for K-12 education spending, which typically leads to a decrease in demand for school furniture. Sustained declines in the per-student funding levels provided for in state and local budgets in the future could have a materially adverse impact on our business, financial condition and results of operations as they have in the past.
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
Virtually all states are required to balance their operating budgets either on an annual or bi-annual basis. Unlike the federal government, states cannot maintain services during an economic downturn by running a deficit. Many states are adversely impacted by underfunded retirement and health insurance obligations and face competing requests for available funding. Tax revenues and other state funds may be allocated to underfunded benefit obligations instead of education. If states in which we do business cut spending for education to address such budgetary shortfalls or for other reasons, our sales in those states will likely decline and our revenue and results of operations will be adversely affected.
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
To keep pace with industry trends, such as changes in education curriculum and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety and other standards for the education environment and for product performance, we must periodically introduce new products or modify existing ones. The introduction of new or modification of existing products requires the coordination of the design, manufacturing and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take a year or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any product may be later or less successful than we originally anticipated. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales. Difficulties or delays in introducing new or modified products or lack of customer acceptance of such products could limit our sales growth or cause our sales to decline.
The majority of our sales are generated under annual contracts, which combined with the seasonal nature of our business, may limit our ability to raise prices on a timely basis during a given year in response to increases in costs.
We commit to annual contracts that determine selling prices for goods and services for periods of one year, and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we will likely not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins.
We depend on outside suppliers who may be unable to meet our volume and quality requirements, and we may be unable to obtain alternative sources.
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Raw materials comprised our single largest total cost. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to tariffs, fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
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
In fiscal 2019, the Company incurred significant cost increases for a variety of raw materials and components. In the first quarter of fiscal 2019, the federal government imposed a 25% tariff on imported steel. The Company purchases a large portion of steel from domestic suppliers, but the cost of domestic steel increased concurrently with the tariff on foreign steel. In the second quarter, the cost of many imported components increased by approximately 10%. In the third quarter, the federal government imposed a 10% tariff on imported components from China. Certain plastics increased by approximately 10% over the year and cartoning increased by approximately 8%.
The Company has increased list prices for its products in fiscal 2020 in an effort to recover all or a portion of the increased material costs.
We are affected by the cost of petroleum-based products and increases in petroleum prices could reduce our margins and profits.
The profitability of our operations is sensitive to the cost of fuel, which materially affects our transportation costs, the costs of petroleum-based materials (like plastics) and the costs of energy (including electricity and natural gas) used in operating our manufacturing facilities. Petroleum prices have fluctuated significantly in recent years and are expected to rise from current levels. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions, as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs increase, and/or the price of petroleum-based products and cost of operating our manufacturing facilities increase, these increases could have a negative impact on our gross margins and profitability.
Cost and availability of third-party freight can adversely affect profitability and results of operations.
The majority of our sales are FOB destination and include freight from Virco’s facilities to the customer location. Virco depends upon third-party carriers for more than 90% of customer deliveries. The size of many carriers’ fleets varies due to economic conditions. Increased regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of transportation services. Further, there may be a lack of available trained and licensed drivers, which may reduce the availability of transportation services. Inability to obtain adequate third-party freight on a timely basis during the summer delivery season can adversely affect cost to deliver products to customers and the level of customer service, which can in turn adversely impact future sales.
The Company imports component parts from international sources (primarily China). Disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts to support sales, particularly in the busy summer season.
Approximately 60% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.
A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly-funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly-funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, and these schools and school districts can purchase our products and services under several bids and contracts available to them, approximately 61% of Virco's sales in fiscal 2019 and 58% of Virco's sales in fiscal 2018 were priced under this nationwide contract/price list. In 2015, the Company was awarded a three-year extension through December 31, 2017, with two one-year extensions through December 31, 2019. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through

2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
We operate in a seasonal business and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and classroom delivery and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility. In addition, there can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that should it fail to meet such covenants in the future, the agent and lender under the Credit Agreement will agree to waivers or amendments with respect thereto.
Our credit facility with PNC, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, limits dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for periodic financial covenants, which currently include a minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operational and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.
Under our credit facility, substantially all of our accounts receivable is automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it fail to meet such covenants, the Agent and Lender under our credit facility will agree to waivers or amendments with respect thereto. If we breach any of our financial covenants without receiving a corresponding waiver or amendment, the Agent and Lender may accelerate our credit facility and impose default interest and other fees, any of which could have a material adverse effect on our financial condition and results of operations.
We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. Our current credit facility with PNC Bank matures on March 19, 2023. On an annual basis, we prepare a lender approved forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to obtain approval of our annual forecast, changes in our forecast or renew our credit facility upon its maturity in 2023 on favorable terms or at all. If we are unable to access or renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.
If management does not accurately forecast the Company's requirements for the peak summer season, the Company's results of operations could be adversely affected.
The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. Management expends a significant amount of time in the fourth quarter of the prior year and the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials and the types of components and products that will be required during the peak season. If management does not accurately forecast the Company's requirements, the Company's results of operations could be adversely affected. For example, if management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations.
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
Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. If new environmental laws and regulations are introduced and enforced domestically, but not implemented or enforced internationally, we will operate at a competitive disadvantage compared to competitors who source product primarily from international sources. In addition, in the past we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal and, under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

In addition to environmental laws and regulations affecting our manufacturing activities, the Company is subject to laws and regulations related to consumer product regulation. The Company sells products that are subject to the Consumer Product Safety Improvement Act of 2008 and the California Air Resources Board rule and Toxic Control Substances Act rule, concerning formaldehyde emissions from composite wood products.
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
We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (the “Employee Plan”), and one nonqualified pension plan. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations.
Holders of approximately 35% of the shares of our stock have entered into an agreement restricting the sale of the stock.
Certain shares of the Company's common stock received by the holders thereof as gifts from Julian A. Virtue, including shares received in subsequent stock dividends, are subject to an agreement that restricts the sale or transfer of those shares. Because of the share ownership and representation on the board and in management, the parties to the agreement have significant influence on affairs and actions of the Company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. In addition, these transfer restrictions and concentration of ownership could have the effect of impeding an acquisition of the Company.
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
In addition to the complex described above, the Company operates two other facilities in Conway, Arkansas. The first is a 375,000 sq. ft. fabrication facility that was acquired in 1954 and expanded and modernized over subsequent years. The Company manufactures fabricated steel components, chrome plates, and fabricates injection-molded plastic components at this facility. These components are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility that is used to fabricate and store compression-molded components. This building was occupied under a series of leases for approximately 20 years. In August 2017, the Company purchased this building.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 17, 2019, there were approximately 161 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,135 beneficial stockholders.
Dividend Policy
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. Pursuant to the terms of the Company's current line of credit with PNC Bank, which was entered into on December 22, 2011, the Company was prohibited from paying dividends. On April 4, 2016, the Company entered into Amendment No. 12 to the PNC line of credit. This amendment, among other modifications, allows the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year. In March 2018, the Company entered into Amendment No. 17 to the PNC line of credit. This amendment, among other modifications, allows the Company to pay dividends or conduct stock repurchases in an amount up to $2.0 million per year. In December 2017, the Company declared a quarterly cash dividend of $0.015 per share, payable January 10, 2018 to shareholders of record as of December 28, 2017. In March 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable April 10, 2018 to shareholders of record as of March 23, 2018. In June 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable July 10, 2018 to shareholders of record as of June 26, 2018. In September 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable October 10, 2018 to shareholders of record as of September 26, 2018. In December 2018, the Company declared a quarterly cash dividend of $0.015 per share, payable January 10, 2019 to shareholders of record as of December 27, 2018. In April 2019, the Company entered into Amendment No. 20 to the PNC Revolving Credit and Security Agreement. This amendment, among other modifications, prohibits the Company from paying cash dividends or repurchasing stock commencing on February 1, 2019 and ending January 31, 2020.
Stock Repurchases
The Company did not repurchase any shares of its stock during 2019 and 2018.
Item 6. Selected Financial Data
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2019 and are not required to provide the information under this item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for education market. The Company markets and sells direct to the schools and provides project management and logistics. The Company also sells to schools FOB destination, with more than 50% of sales delivered FOB classroom.
As part of this integrated business model, the Company has developed several competencies to enable superior service to the markets in which Virco competes. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, delivery, project management and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment needs of the K-12 education market, enabling a school to procure all of its furniture, fixtures and equipment (“FF&E”) requirements from one source.
Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally-developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2019 and 2018, approximately 52% and 55% respectively of the Company's total sales were delivered in June, July and August. Average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school furniture, fixtures and equipment has been challenging for the last 16 years. The Company has seen moderate improvement in its primary market in the last four years, but spending on furniture, fixtures and equipment is well below the level experienced prior to the recession. Schools suffered significant budgetary pressures from 2002 to 2005 following the “dot com” bust and post “9/11” era, followed by a recovery from 2006 - 2007. Following the recession in 2008, the industry suffered from reduced funding and severe budget shortages impacting years from 2010 through 2014.
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
Approximately 80-85% of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures, schools typically elect to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products. In recent years there has been an improvement in state and local tax collections, and most state and local governments have seen their tax receipts return to the pre-2008 levels.
In response to the 2008 recession, passage of new bond issuances declined, and the related bond funded project completions decreased materially for several years. In recent years the completions of bond funded projects have recovered from the low point subsequent to 2008, but projects remain well below the pre-2008 levels. In the recent elections we observed an increase in bond passages. Due to the time requirement to plan and construct a new school or major remodel, there is a time lag frequently ranging from one to three years between bond passage and when the bond funding translates into furniture sales. Sales of product for completions of new schools, additions and renovations improved in the year ended January 31, 2019, and is anticipated to be favorable for the year ending January 31, 2020 ("fiscal 2020").
While the current operating environment continues to show moderate year-over-year improvement, under-funding of our education system continues to be an on-going concern. A 2016 report from the National Council on School Facilities estimates that on every school day, approximately 50 million students and six million adults use publicly funded K-12 facilities. For state and local governments, spending on these facilities is the largest capital expenditure outside of highways. It was estimated that public schools spend approximately $99 billion per year on maintenance, operations and capital spending. The study estimates that a desirable level of spending would be $145 billion, leaving an annual shortfall of $46 billion.
The significant budgetary challenges faced by the education industry have had an impact on the Company’s business model over this time frame and have created opportunities as well. In the 1990’s, the Company’s primary customers were the school business officials at a school district, and deliveries of furniture typically were to a district warehouse. In response to their budgetary challenges, many school districts closed warehouses and reduced janitorial and support staff in order to retain accredited teachers. Selling efforts must now reach school principals and administrative staff in addition to the district business offices. Sales priced under national contracts or buying groups are displacing competitive bids administered by professional purchasing departments. Distribution has become a more meaningful component of our business as most deliveries are to school sites, and often include inside delivery to the classroom. This evolution adds to the seasonal challenges of our business, but also creates opportunities to suppliers that can execute during the short summer delivery window.
The furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from manufacturers based in China. Competition from China increased dramatically after admission of China to the World Trade Organization in 2001. Subsequent to this date, many of our domestic manufacturing competitors closed their factories and sourced product from China. To our knowledge, no new factories or significant manufacturing enhancements were constructed to support the school furniture market during this period. Virco pursued a different strategy which exacerbated operating challenges following these events, but now leave us with what we believe to be a significant competitive advantage. During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last fifteen years, the Company has worked continuously to significantly reduce and control its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2019, was approximately 840 compared to a peak of nearly 2,950 in August 2000. Factory overhead in fiscal 2019 declined by more than 50% compared to fiscal 2001. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support its ambitious product development program. Our domestic fabrication allowed the Company to develop significant product variety, color choices and custom products that are very difficult to replicate with a supply chain extending to China. Finally, many education furniture products are bulky, with a large cube relative to the selling price. The cost of ocean freight from overseas for these bulky items offsets the cost advantages for overseas production.
The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood and energy. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In the year ended January 31, 2017 commodity costs, particularly steel, increased significantly but the Company had already sourced and produced the majority of the product delivered during the summer. During the year ended January 31, 2018, commodity costs increased throughout the year, but without volatile spikes. In the year ended January 31, 2019 commodity costs were volatile, in large part due to tariffs on imported steel and Chinese furniture components. The majority of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.
During the year ending January 31, 2020, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation and energy. In fiscal 2019, tariffs on imported steel and furniture components introduced significant volatility and cost increases as prices on domestic steel also increased. In fiscal 2018, the cost of commodities increased during the year.
While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will make quality education an ongoing priority for future government spending. Third, many schools have responded to the budget strains by reducing their support infrastructure. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses and delivery of furniture into classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers previously shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to adapt to dynamic fluctuations in demand or provide custom colors or finishes during a narrow seasonal summer delivery window when they are reliant upon a supply chain extending to Asia or elsewhere. Meanwhile, Virco has continued to invest in automation at its domestic manufacturing facilities, adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers (both domestic and international). Domestic production facilitates our product development process, enabling the Company to more rapidly develop new products, release extensions of product families and offer customized variants of our product offering. Virco views its domestic factories as a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (the “financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to valuation of inventory and related excess and obsolescence reserves, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies are as follows:
Inventory Valuation: Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated net realizable value. Valuation adjustments to inventory for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
Self-Insured Retention: For fiscal 2019 and 2018 the Company was self-insured for product liability losses ranging up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence and auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% and 2% for fiscal 2019 and 2018. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2020 will be comparable to the retention levels for fiscal 2019.
Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (the “Employee Plan”) and the Virco Important Performers Plan (the “VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the various plans using the following discount rates for the fiscal years ended January 31:

	2019	2018
Employee Plan	3.75%	3.75%
VIP Plan	4.00%	4.00%
Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. The Company estimated a 6.5% return on plan assets for the Employee Plan for fiscal 2019 and 2018. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.
Because the plans have been frozen for many years, there is no service cost related to the plans. In fiscal 2019, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company did not incur settlement costs in fiscal 2018.
Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $3.4 million. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for all plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 “Income Taxes.” Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance of $1,756,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2019, the Company has net operating loss carryforwards of approximately $15,299,000 for federal and $33,429,000 for state income tax purposes, expiring at various dates through January 31, 2039.

Results of Operations (2019 vs. 2018)
Financial Results and Cash Flow
The Company incurred a pre-tax loss of ($1,117,000) on net sales of $200,716,000 for fiscal 2019, compared to pre-tax profit of $2,414,000 on net sales of $189,287,000 in fiscal 2018. Net loss improved to a loss of ($1,614,000) for fiscal 2019 from ($3,209,000) in fiscal 2018. The fiscal 2019 tax provision included a valuation allowance for certain deductions. The fiscal 2018 tax provision includes a $4.4 million unfavorable rate adjustment from the Tax Cuts and Jobs Act (TCJA) passed on December 22, 2017. Net loss per basic share improved to a loss of $0.10 for the fiscal 2019, compared to a loss of $0.21 in the prior year, due primarily to the income tax effects described above. Cash flow provided by operations was $2,363,000 in fiscal 2019, compared to $1,682,000 in fiscal 2018.
Net Sales
Virco's net sales increased by 6.0% in fiscal 2019 to $200,716,000 compared to $189,287,000 in fiscal 2018. The increase in net sales was attributable to growth in project business, which included larger more complex orders.
In effort to grow sales and market share, list selling prices were increased moderately during the fiscal year ended January 31, 2019. Growth in sales was substantially due to increases in project business. Project business has many characteristics that differ from orders funded from school operating budgets. Project business is usually bond funded, typically includes product that Virco procures from vendor partners to complete an entire school and always includes Virco full service. Project orders are typically large more complicated orders and are usually subject to a greater level of competition from other suppliers.
For fiscal 2020, the Company anticipates that the budgetary challenges for state and local governments will continue to affect growth in net sales. The Company intends to significantly increase selling prices to recover increased commodity costs and the costs of tariffs on imported steel and furniture components. The increased costs may have an adverse impact on sales volume. Recent elections have resulted in an increased level of bond passages, but there is typically a delay between when a bond is passed and when it translates into furniture orders. Increased bond funding favorably impacted business for fiscal 2019 and is anticipated to be beneficial for fiscal 2020. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak seasonal delivery period. The Company plans to increase selling prices to recover increased costs of commodities and to improve gross margins. To increase or maintain market share during fiscal 2020, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share.
Cost of Sales

Cost of sales was 66.6% of net sales in fiscal 2019 and 65.4% of sales in fiscal 2018.  The increase in cost of sales as a percentage of sales was primarily attributable to increased material costs. In the first quarter of fiscal 2019, the federal government imposed a 25% tariff on imported steel. The Company sources most of its steel domestically, but domestic steel increased by a like amount concurrently with the tariffs on foreign steel. In the third quarter of fiscal 2019, the federal government imposed a 10% tariff on imported Chinese furniture components. In addition to the tariffs, the Company incurred increased costs for imported components, increased costs for plastic and finally increased cost for packaging. The Company also incurred increased manufacturing expenses, primarily for employee compensation. The Company has been required to increase salaries and wages in response to a very competitive labor market. The Company increased selling prices at the beginning of the year in an effort to improve margins but did not fully recover the increased costs during fiscal 2019.
During fiscal 2020, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy and tariffs due to potential macroeconomic events. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2020. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for fiscal 2019, increased by approximately 7.3% to $64,751,000 compared to $60,347,000 in fiscal 2018 and increased as a percentage of sales to 32.3% of sales in fiscal 2019 from 31.9% in fiscal 2018. Service costs, including warehousing, freight and classroom delivery costs increased in dollars and increased by 0.6% as a percentage of sales. The increase in costs was driven by the increased project business which typically has more complex and service intensive orders. Selling costs increased in dollars compared to the prior year but were flat as a percentage of sales. Increased selling costs were attributable to variable selling expenses. G&A spending increased in terms of dollars but was flat as a percentage of sales. Interest expense was $646,000 higher in fiscal 2019 compared to fiscal 2018 because of increased average borrowing and increased interest rates.
Provision for Income Taxes
The Company has a partial valuation allowance of $1,756,000 against certain state deferred tax assets that the Company does not believe is more-likely-than-not to be realized. At January 31, 2019, the Company has net operating loss carryforwards of approximately $15,299,000 for federal and $33,429,000 for state income tax purposes, expiring at various dates through January 31, 2039.
For fiscal 2019 the effective tax rate was negative 44%. This rate was primarily attributable to a valuation allowance on certain components for the Federal and State net operating loss.
In 2017, Congress passed the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 which, among other changes, reduced the federal income tax rate effective January 1, 2018 to 21%. Because Virco’s fiscal year ended January 31, 2018, 11 of the 12 months were subject to the 34% graduated rate and one month at the 21% rate, for an effective federal rate of 32.9%. As a result of the reduction in the federal tax rate, the value of the Company’s deferred tax assets decreased by $4,438,000 as of January 31, 2018.
It is expected the effective tax rate for fiscal 2020 will be approximately 27%.
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. In fiscal 2017, the cost of steel increased significantly, but the increase did not occur until after the Company had sourced the majority of its steel for the summer delivery season. In fiscal 2018, the cost of commodities increased over the course of the year but did not spike as suddenly as in some prior periods. In fiscal 2019, the Company incurred severe and sudden increase is material and component costs. In the first quarter, the federal government imposed a 25% tariff on imported steel. The Company purchases the majority of its steel from domestic sources, but the cost of domestic steel increased concurrently with the effective date of the tariffs on foreign steel. During the summer, the cost of imported components increased by as much as 15%, primarily due to increased costs incurred by Chinese suppliers. In October, a 10% tariff was imposed on Chinese furniture and components.

For fiscal 2020, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated adverse volatility for fiscal 2020 could be severe in light of tariffs imposed or threatened on imported commodities. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third party carriers for more than 90% of customer deliveries. Subsequent to 2010, many carriers went out of business or were required to reduce the size of their fleets due to economic conditions and have not increased their fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2019 but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation. Virco has aggressively addressed these costs by controlling headcount, freezing pension benefits and passing on a portion of increased medical costs to employees.
To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2020. Due to current economic conditions, the Company anticipates continued significant price competition in fiscal 2020 and may not be able to raise prices without risk of losing market share. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for fiscal 2020, as a percentage of sales, could be higher than in fiscal 2019. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials and searching for new sources of purchased components and raw materials.
Liquidity and Capital Resources
Working Capital Requirements
Virco addresses liquidity and working capital requirements in the context of short-term seasonal requirements and long-term capital requirements of the business. The Company's core business of selling furniture to publicly funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco's operational, capital and financing decisions.
The Company's working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco's assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the fourth quarter of the prior year and first quarter, developing a stocking plan and estimating the number of employees, the amount of raw materials and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect profitability. On an ongoing basis, management evaluates such estimates, including those related to market demand, labor costs and inventory levels, and continually strives to improve Virco's ability to correctly forecast business requirements during the peak season each year.
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment and reducing the amount of warehouse space needed to store finished goods. In order to provide “one stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2019 and 2018.
In addition, Virco finances its largest balance of accounts receivable during the peak season. This occurs for three primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Third, many summer deliveries may be “projects” where the Company fulfills large orders of furniture for a new school or significant refurbishment of an existing school. Customers with large projects may require architect sign off, school board approval prior to payment or punch list completion, all of which can delay payment.

Because of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.
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
Line of Credit
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (the “Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended a number of times subsequent, including through the nineteenth amendment in March 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023, increased the maximum availability under the Credit Agreement to $65,000,000, modified, eliminated or waived covenants, amended seasonal advances and established a $2,000,000 line for equipment financing.

The Credit Agreement provides the Borrowers with a secured revolving line of credit (the “Revolving Credit Facility”) of up to $65,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an Equipment Line for purchases of equipment up to $2,000,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through August 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2019 was 6.25%.
For the fiscal year ended January 31, 2016, the Credit Agreement contained a covenant that forbade the Company from issuing dividends or making payments with respect to the Company's capital stock. On April 4, 2016 the Company entered into an amendment allowing the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year. In March 2018 the Company entered into another amendment increasing the limit on dividends and stock repurchases to $2.0 million. As the result of the Company’s non-compliance with certain covenants of the Credit Agreement at January 31, 2019, described below, the Company entered into Amendment No. 20 that eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending January 31, 2020. In addition, the Credit Agreement contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole.
The Credit Agreement requires the Company to maintain compliance with a minimum fixed charge coverage ratio. As of January 31, 2019, the Credit Agreement required the Company to maintain: (i) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ending January 31, 2019. The actual results of the Company with respect to the foregoing financial covenant for the period ending January 31, 2019 were as follows: (i) the Company maintained a fixed charge coverage ratio of greater than 0.96 to 1.00 for the four consecutive fiscal quarters ended January 31, 2019. Because the actual fixed charge coverage ratio did not meet the covenant, the Company violated its covenant at January 31, 2019. In April 2019, the Company entered into Amendment No. 20 to the Credit Agreement that waived the event of default at January 31, 2019 and amended the future minimum fixed charge coverage ratio covenant for fiscal 2020 and amended the minimum EBITDA covenant for the quarter ended April 30, 2019. The amended agreement requires the Company to maintain: (i) a minimum fixed charge coverage ratio as follows: (a) for the consecutive two fiscal quarter period ending July 31, 2019, 2.25 to 1.00, and (b) for each consecutive four fiscal quarter period ending thereafter, 1.10 to 1.00; and (ii) EBITDA of not less than negative $5,000,000 for the three consecutive fiscal month period ending on April 30, 2019. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ending April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ending July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ending July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ending January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. Based on the amended covenants and the Company’s forecast, management believes compliance in fiscal 2020 is probable.
In addition, the Credit Agreement, in effect as of January 31, 2019, contains a clean down provision that requires the Company to reduce borrowings under the line of credit to less than $8,000,000 for a period of 30 consecutive days during the Company’s fourth fiscal quarter of each fiscal year. The clean down provision allows the Company to maintain the minimum outstanding balance of $8,000,000 to be carried on an uninterrupted period extending beyond one year and ultimately due at the schedule maturity date in March 2023. Subsequent to year end, the Company entered into Amendment No. 19 that increased the clean down requirement to $10,000,000, thereby allowing the Company to refinance an additional $2,000,000 of its short-term borrowings under the line of credit on a long-term basis. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $11,231,000 was available for borrowing as of January 31, 2019.
Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements. From fiscal 1998 through 2001, the Company completed two large capital projects, which have had significant subsequent effects on cash flow. The first project was the implementation of the SAP enterprise resources planning system. The second project was the expansion and re-configuration of the Conway, Arkansas, manufacturing and distribution facility.
Upon completion of these projects, the Company dramatically reduced capital spending and capital expenditures have remained below depreciation from 2002 through 2017. Capital expenditures increased materially in fiscal 2018, primarily due to the $7.2 million acquisition of a component manufacturing facility. This facility had previously been occupied under operating leases. Upon purchase of the building, annual depreciation expense for the building is anticipated to be approximately $300,000 per year less than current rent expense. Annual debt service payments are anticipated to be approximately $300,000 per year less than current rent expense. Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company has established a goal of limiting capital spending to approximately $6,000,000 for fiscal 2020. Our Revolving Credit Facility with PNC Bank has been amended to provide a line for equipment and covenants have been modified to allow for anticipate capital expenditures for fiscal 2020.
Retirement Obligations
The Company provides retirement benefits to employees under two defined benefit retirement plans; the Employee Plan and the VIP Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank (Trustee). The other plan is non-qualified retirement plan. Benefits payable under the VIP Plan are secured by life insurance policies and securities held in a rabbi trust. The Company obtains annual actuarial valuations for retirement plans.
Because the plans have been frozen for many years, there is no service cost related to the plans. In recent years, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred $538,000 of settlement costs in fiscal 2019. The Company did not incur settlement costs in fiscal 2018. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $0.8 million and $1.4 million to the trust in fiscal 2019 and 2018, respectively. Contributions during 2020 will depend upon actual investment results and benefit payments but are anticipated to be approximately $4.5 million. During fiscal 2019 and 2018, the Company paid approximately $281,000 and $345,000, respectively, in benefits per year under the non-qualified plan. It is anticipated that contributions to the non-qualified plan will be approximately $281,000 for fiscal 2020. At January 31, 2019, accumulated other comprehensive loss of approximately $9.0 million, net of tax, is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2019, a 1% reduction in investment return would have increased expense by approximately $251,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $81,000.
Stockholders' Equity
The Company entered into a credit facility with PNC Bank in December 2011 that prohibited the Company from paying dividends and repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. In April 2016, the Company entered into Amendment No. 12 with the Bank allowing the Company to pay dividends or conduct stock repurchases in an amount up to $1.3 million per year. In March 2018, the Company entered into Amendment No. 17 which allows the Company to pay dividends or conduct stock repurchases in an amount up to $2.0 million. Subsequent to January 31, 2019 the Company entered into Amendment No. 20 suspending the Company’s ability to pay cash dividends or repurchase stock.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2019 reflects additional paid-in capital of approximately $118 million and accumulated deficit of approximately $52 million. Other than the losses incurred during 2004-2006, 2011-2014 and 2018-2019 the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Environmental and Contingent Liabilities
Environmental Compliance
Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery (CalRecycle) in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com.

In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy furniture models and Textameter instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Control Substances Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Risk Factors: We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
In fiscal 2019 and 2018, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence and auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2019, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2019 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements & Contractual Obligations
The Company did not enter into any material off-balance sheet arrangements during fiscal 2019, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2019, except for certain lease commitments. We maintain certain operating leases, purchase commitments and other contractual obligations disclosed in Note 7, Commitments, to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, to this Annual Report on Form 10-K.

New Accounting Pronouncements
See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2019 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Virco Mfg. Corporation and subsidiaries (the "Company") as of January 31, 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the fiscal year ended January 31, 2019, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California
May 1, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Virco Mfg. Corporation (the “Company”) as of January 31, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year ended January 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018, and the results of its operations and its cash flows for the year ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company’s auditor from 1993 to 2018.

Los Angeles, California

April 27, 2018, except for the adoption of Accounting Standards Update 2017-07 in Note 2, as to which the date is May 1, 2019

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2019	2018
	(In thousands, except share and par value data)
Assets
Current assets
Cash	$738	$534
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2019 and 2018)	13,253	11,385
Other receivables	40	29
Income tax receivable	175	171
Inventories, net	47,289	42,057
Prepaid expenses and other current assets	1,616	1,537
Total current assets	63,111	55,713
Property, plant and equipment
Land	3,731	3,731
Land improvements	688	688
Buildings and building improvements	51,176	51,176
Machinery and equipment	108,253	103,015
Leasehold improvements	830	809
Total property, plant and equipment	164,678	159,419
Less accumulated depreciation and amortization	122,758	116,977
Net property, plant and equipment	41,920	42,442
Deferred income tax assets, net	9,598	10,093
Other assets	8,484	8,375
Total assets	$123,113	$116,623
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2019	2018
	(In thousands, except share and par value data)
Liabilities
Current liabilities
Accounts payable	$17,760	$14,106
Accrued compensation and employee benefits	4,568	4,779
Current portion of long-term debt	5,504	4,681
Other accrued liabilities	4,293	4,157
Total current liabilities	32,125	27,723
Non-current liabilities
Accrued self-insurance	1,190	1,425
Accrued retirement benefits	14,487	14,664
Income tax payable	45	44
Long-term debt, less current portion	15,910	12,000
Other long-term liabilities	2,329	2,055
Total non-current liabilities	33,961	30,188
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,541,956 shares in 2019 and 15,357,457 shares in 2018	155	154
Additional paid-in capital	118,106	117,465
Accumulated deficit	(52,192)	(49,648)
Accumulated other comprehensive loss	(9,042)	(9,259)
Total stockholders’ equity	57,027	58,712
Total liabilities and stockholders’ equity	$123,113	$116,623
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Operation

	Year ended January 31,
	2019	2018
	(In thousands, except per share data)
Net sales	$200,716	$189,287
Costs of goods sold	133,635	123,816
Gross profit	67,081	65,471
Selling, general and administrative expenses	64,751	60,347
Gain on sale of property, plant & equipment	(1)	(16)
Operating income	2,331	5,140
Pension expense	1,257	1,181
Interest expense, net	2,191	1,545
(Loss) income before income taxes	(1,117)	2,414
Income tax expense	497	5,623
Net loss	$(1,614)	$(3,209)

Net loss per common share:
Basic	$(0.10)	$(0.21)
Diluted	$(0.10)	$(0.21)
Weighted average shares outstanding:
Basic	15,421	15,244
Diluted	15,421	15,244

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Loss

	Years ended January 31,
	2019	2018
	(In thousands)
Net loss	$(1,614)	$(3,209)
Other comprehensive loss:
Pension adjustments (net of tax $76 and $1,267 in 2019 and 2018, respectively)	217	2,135
Comprehensive loss	$(1,397)	$(1,074)

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2017	15,179,664	$152	$116,976	$(46,380)	$(11,394)	$59,354
Beginning balance adjustment to retained earnings as a result of the adoption of ASU 2016-09	—	—	—	171	—	171
Net loss	—			(3,209)	—	(3,209)
Pension adjustments, net of tax effect of $1,267	—	—	—	—	2,135	2,135
Cash dividends			—	(230)		(230)
Shares vested	177,793	2	(341)	—	—	(339)
Stock compensation expense	—	—	830	—	—	830
Balance at January 31, 2018	15,357,457	$154	$117,465	$(49,648)	$(9,259)	$58,712
Net loss	—	—	—	(1,614)	—	(1,614)
Pension adjustments, net of tax effect of $ 76	—	—	—	—	217	217
Cash dividends	—	—	—	(930)	—	(930)
Shares vested	184,499	1	(267)	—	—	(266)
Stock compensation expense	—	—	908	—	—	908
Balance at January 31, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2019	2018
	(In thousands)
Operating activities
Net loss	$(1,614)	$(3,209)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,791	5,466
(Decrease) increase in provision for doubtful accounts	(3)	55
Gain on sale of property, plant and equipment	(1)	(16)
Deferred income taxes	419	5,821
Stock-based compensation	908	830
Defined benefit plan, recognized net loss due to settlements	538	—
Amortization of net actuarial loss for pension plans	795	955
Changes in operating assets and liabilities:
Trade accounts receivable	(1,868)	(1,470)
Other receivables	(10)	181
Inventories	(5,232)	(6,368)
Income taxes	(3)	112
Prepaid expenses and other current assets	(79)	73
Accounts payable and accrued liabilities	2,722	(748)
Net cash provided by operating activities	2,363	1,682
Investing activities
Capital expenditures	(5,395)	(6,208)
Purchase of manufacturing facility	—	(7,200)
Proceeds from sale of property, plant and equipment	3	22
Proceeds for life insurance	5	119
Investments in life insurance	(61)	—
Net cash used in investing activities	(5,448)	(13,267)
Financing activities
Proceeds from long-term debt	54,711	36,742
Repayment of long-term debt	(49,978)	(25,072)
Tax withholding payments on share-based compensation	(265)	(339)
Payment on deferred financing costs	(249)	—
Cash dividend paid	(930)	—
Net cash provided by financing activities	3,289	11,331

Net increase (decrease) in cash	204	(254)
Cash at beginning of year	534	788
Cash at end of year	$738	$534

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,191	$1,545
Income tax, net of refunds	96	46
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2019
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 69 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).
Reclassification
Certain amounts in the prior period statement of cash flows have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.
Principles of Consolidation
The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Management Use of Estimates
Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities - and disclosure of contingent assets and liabilities - at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Actual results could differ from these estimates.
Fiscal Year End
Fiscal years 2019 and 2018 refer to the fiscal years ended January 31, 2019 and 2018, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2019 and 2018. Foreign net sales were approximately 6.7% and 6.3% of the Company’s net sales for fiscal years 2019 and 2018, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2019 or 2018. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

Cash
Cash consists of cash on hand, and the Company has no cash equivalents. Outstanding checks, representing a book overdraft, are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.
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
Financial assets measured at fair value on a recurring basis include assets associated with the Virco Employees Retirement Plan (see Note 4).
Inventories
Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company maintains valuation allowances to write off estimated slow moving and obsolete inventory to reflect the difference between the lower of cost of inventory and the net realizable value. Allowances for slow moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31:

	2019	2018
Finished goods	$15,908	$13,054
Work In Process	18,820	16,627
Raw materials	12,561	12,376
Inventories, net	$47,289	$42,057

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

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $2,145,000 and $1,518,000 for fiscal years ended January 31, 2019 and 2018, respectively. Property, plant and equipment purchased during the year that remains unpaid as of January 31, 2019 was $593,000.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $179,000 and $170,000 at January 31, 2019 and 2018, respectively.

	January 31,
	2019	2018
Balance at beginning of period	$170,000	$590,000
Decrease in obligation	—	(425,000)
Accretion expense	9,000	5,000
Balance at end of period	$179,000	$170,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2019 and 2018.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of stock award grants. The following table sets forth the computation of basic and diluted loss per share:

	January 31,
In thousands, except per share data	2019	2018
Numerator
Net loss	$(1,614)	$(3,209)
Denominator
Weighted-average shares — basic	15,421	15,244
Dilutive effect of common stock equivalents from equity incentive plans	—	—
Weighted-average shares — diluted (a)	15,421	15,244
Net loss per common share
Basic	$(0.10)	$(0.21)
Diluted	(0.10)	(0.21)
(a) For fiscal year 2019 and 2018, approximately 149,000 and 147,000 shares of common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive since the Company reported a net loss.
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

Despite our efforts to comply with existing laws and regulations, compliance with more stringent laws or regulations or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. We reserve amounts for such matters when expenditures are probable and reasonably estimable.
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2019 and 2018, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2019 and 2018.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs for the years ended January 31, 2019 and 2018 of $1,134,000 and $974,000, respectively. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheet at January 31, 2019 and 2018, were $254,000 and $355,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $700,000 and $925,000 as of January 31, 2019 and 2018, respectively, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve was $325,000 and $400,000 as of January 31, 2019 and 2018, respectively, and included in other accrued liabilities in the accompanying consolidated balance sheets.
Self-Insurance
In 2019 and 2018, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in 2019 and 2.00% in 2018.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2019 reflects additional paid-in capital of approximately $118 million and accumulated deficit of approximately $52 million. Other than the losses incurred during 2004-2006, 2011-2014 and 2018-2019, the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Accumulated Other Comprehensive (Loss) Income, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income for the years ended January 31, 2019 and 2018:

	January 31,
(in thousands)	2019	2018
Balance as of beginning of year	$(9,259)	$(11,394)

Other comprehensive (loss) income before reclassifications	(1,116)	1,180
Amounts reclassified from AOCI	1,333	955
Net current period other comprehensive income	217	2,135

Balance as of end of year	$(9,042)	$(9,259)

The reclassifications out of accumulated other comprehensive (loss) income of $1,333,000 and $955,000 for the years ended January 31, 2019 and 2018, respectively, related to amortization of actuarial losses and settlements.

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”) effective February 1, 2018 using the modified retrospective method to apply this guidance to all open contracts at the date of initial application.  The results of applying ASC 606 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business processes, controls or systems.

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

Contractual Arrangements with Customers

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders.  Prices for our products are based on published price lists and customer agreements. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of sales are free on board ("FOB") destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product, who in turn provide logistics to the ultimate customer. Once a product has been delivered per the shipping terms, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon shipment or delivery in accordance with shipping terms, because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

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

Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs. As of January 31, 2019, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its condensed consolidated balance sheet.

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
For fiscal year ended January 31, 2018, the Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition. Revenue is recognized when title passes under its various shipping terms, when classroom delivery services are complete and when collectability is reasonably assured. The Company reports sales net of sales returns and allowances, sales taxes imposed by various government authorities, cash discounts and rebate to customers. In most instances, the Company sells furniture on bids and contracts, which may include multiple elements. For sales that include freight to the customer, many sales are delivered on the same day shipped, with an average delivery being in route for 1 to 3 days. Classroom delivery, which involves carrying the furniture to the classroom and setting the desks and chairs in place, typically occurs the day the furniture is delivered.
In accordance with ASC 605, Revenue Recognition - Multiple-Element Arrangements, revenue arrangements with multiple deliverables are generally accounted for by the Company on a combined unit of accounting as the furniture delivery and classroom delivery are generally provided at the same time. We recognize the consideration for the combined unit of accounting once the final item has been delivered and installed.
Revenue includes freight charged to customers; related costs are recorded in selling and administrative expense.  Rebates, discounts and other marketing program expenses directly related to the sale are recorded as a reduction to net sales.
Delivery Costs
For the fiscal years ended January 31, 2019 and 2018, shipping and classroom delivery costs of approximately $22,150,000, $19,299,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Accounting for Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is determined to be more likely than not that the asset will not be realized.

2. New Accounting Pronouncements
Recently Adopted Accounting Updates:
On February 1, 2018, we adopted FASB ASC 606 as discussed in Note 1, under Revenue Recognition.
Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - This ASU requires employers to disaggregate the service cost from other components of net periodic benefit costs and to disclose the income statement line item in which each component is included.  This guidance requires service costs to be reported in the same line item as other compensation costs, and the other components of net periodic benefit costs (which include interest costs, expected return on plan assets and actuarial gains and losses) to be reported outside of operating income. We adopted this guidance on February 1, 2018.  Application was required on a retrospective basis and resulted in a reclassification of $1,257,000 and $1,181,000 of expense from “Selling and administrative expenses” into “Pension expense” for the years ended January 31, 2019 and 2018, respectively.  Refer to Note 4 for further information.
ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) - This ASU allows SEC registrants to record provisional amounts in earnings due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act (TCJA). We recognized the estimated income tax effects of the TCJA in accordance with SAB 118. Refer to Note 6 for further information.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - We adopted this guidance on February 1, 2018, and it did not materially impact our consolidated statements of cash flows.
ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income in each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recorded. We have elected not to reclassify the stranded tax effects within accumulated other comprehensive income.
Recently Issued Accounting Updates But Not Yet Adopted:
ASU 2016-02, Leases (Topic 842) - Requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU 2018-11, which provides entities with a new transition method where comparative periods presented in financial statements in the period of adoption will not need to be restated. Under the new transition method, an entity initially applies the provisions of Topic 842 at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standard becomes effective for the Company at the beginning of fiscal 2020. The Company will adopt the standard in the first quarter of fiscal 2020 using the modified retrospective transition option of applying the new standard at the adoption date. All necessary changes required by the new standard, including those to the Company's accounting policies, business process, systems, controls, and disclosures, have been identified and are in process of implementation as of the beginning of fiscal 2020. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. The Company is finalizing the impact of the new standard which will result in the recording of a right of use asset and lease liability on the consolidated balance sheet derived from the present value of future minimum lease payments which are disclosed in Note 7. The impact of the new standard will not have a material impact upon the Company’s consolidated statements of operations, cash flows or equity.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), addresses the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act") on tax effects presented in other comprehensive income. The amended guidance allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income resulting from the Tax Act. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments may be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820)-Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, improves the effectiveness of fair value measurement disclosures and modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. The adoption of this guidance will modify our disclosures but will not have a material effect on our consolidated financial statements.
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2019	2018
Revolving credit line	$14,858	$10,059
Other	6,556	6,622
Total debt	21,414	16,681
Less current portion	5,504	4,681
Non-current portion	$15,910	$12,000

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended eighteen times since it’s origination in 2011 through fiscal 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023, increased the maximum availability under the Credit Agreement to $60,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit, modified, eliminated or waived covenants, amended seasonal advances and established a 2,500,000 line for equipment financing.

The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus an amount ranging from $8,000,000 to $14,000,000 from December 1 through August 31 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2019 was 6.25%.
On March 13, 2017 the Company entered into Amendment No. 14 which established an equipment line to facilitate the capital expenditure plan for fiscal 2018 and to establish covenants for fiscal 2018. On June 8, 2017, the Company entered into Amendment No. 15 to the Credit Agreement which, among other things, will allow the restatement of the amount of revolving advances to $14,000,000 for June 2017 and $11,000,000 for July 2017 and extend the time to borrow under the $2,500,000 Equipment Line until March 12, 2018. In August 2017, the Company purchased a manufacturing building in Conway Arkansas for $7,200,000 with Virco making a 20% down payment and the seller providing financing for the remaining balance of $5,760,000 for 20 years at a fixed rate of 4% per year. In connection to this purchase, the Company entered into Amendment No. 16 to the Credit Agreement with PNC Bank which, among other things, will (a) consent to the acquisition of the building, (b) permit the Company to incur the additional indebtedness and (c) amend the Credit Agreement in certain respects, which Lenders and Agent are willing to do on the terms and subject to the conditions contained in this Amendment. On March 19, 2018, the Company entered into Amendment No. 17, which amended the Credit Agreement by (i) extending the maturity date of the Credit Agreement for three years until March 19, 2023, (ii) allowing dividends and stock buyback up to $2,000,000 in aggregate for any fiscal year, (iii) setting forth the minimum EBITDA financial covenant for fiscal quarter ending April 30, 2018 at ($3,767,000) and two consecutive fiscal quarters ending July 31, 2018 at $6,402,000, (iv) increasing the Maximum Revolving Advance Amount from $50,000,000 to $60,000,000, and (v) setting forth the minimum fixed charge coverage ratio of not less than 1.10 to 1.00 commencing with the consecutive four fiscal quarter period ending October 31, 2018 and measured as of the end of each fiscal quarter until the maturity date of the Credit Agreement. In connection with the Seventeenth Amendment, the Borrowers also agreed to pay to PNC Bank a non-refundable extension fee of $250,000.
In March 2019, the Company entered into Amendment No. 19 which, among other things, (i) increased the Maximum Revolving Advance Amount to $65,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, (ii) increased seasonal advance to $15,000,000 from January to July of each year, (iii) increased equipment loan to $2,000,000, (iv) to reduce borrowings under the line to less than or equal to $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. In connection with Amendment No. 19, the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $24,000. The clean down provision allows the Company to maintain a minimum outstanding balance to be carried on an uninterrupted period extending beyond one year and ultimately due at the schedule maturity date in March 2023. As a result of Amendment No. 19, the clean down limit was increased to $10,000,000, thereby allowing the Company to refinance an additional $2,000,000 of its short-term borrowings under the line of credit on a long-term basis at January 31, 2019. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions. For the year ended January 31, 2019, the Company was in violation of the minimum fixed charge coverage ratio resulting in an Event of Default.
In April 2019, the Company entered into Amendment No. 20 which, among other things, waived the covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending on January 31, 2020. The fixed charge coverage ratio is as follows: (i) for the consecutive two fiscal quarter period ending July 31, 2019, 2.25 to 1.00, and (ii) for each consecutive four fiscal quarter period of Borrowers ending thereafter, 1.10 to 1.00. Minimum EBITDA for the three consecutive fiscal month period ending on April 30, 2019, may not be less than (negative) $5,000,000. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ending April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ending July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ending July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ending January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. In connection with Amendment No. 20 the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $125,000. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $11,231,000 was available for borrowing as of January 31, 2019.
As of January 31, 2019, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2020	$5,504
2021	10,654
2022	405
2023	229
2024	238
Thereafter	4,384
Management believes that the carrying value of debt approximated fair value at January 31, 2019 and 2018, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested on January 31, 2019 and 2018.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $3,469,000 and $3,411,000 at January 31, 2019 and 2018, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $9,102,000 and $9,095,000 at January 31, 2019 and 2018, respectively.
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

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year.
Because the Company’s future benefit accruals for both benefit plans were frozen in 2013, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2019 or 2018.
The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its defined benefit pension plan.
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 55% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2019, approximately 14% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2019 and 2018, the amount of the plan assets invested in bond or short-term investment funds was 16% and 15%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.
It is the Company's policy to contribute adequate funds to the trust accounts to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. The Company contributed $0.8 million and $1.4 million, to the trust in 2019 and 2018, respectively. Contributions during fiscal year 2020 will depend upon actual investment results and benefit payments but are anticipated to be approximately $4.5 million for the Employee Plan. During fiscal 2019 and 2018, the Company paid approximately $281,000 and $345,000, respectively, in benefits per year under the non-qualified plans. It is anticipated that contributions to non-qualified plans will be approximately $281,000 for fiscal 2020. At January 31, 2019, accumulated other comprehensive loss of approximately $9 million, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2019 and 2018:

	Combined Employee Retirement Plans
	1/31/2019	1/31/2018
Change in Benefit Obligation
Benefit obligation at beg. of year	$40,181	$39,761
Service cost	—	—
Interest cost	1,459	1,593
Participant contributions	—	—
Amendments	—	—
Actuarial (gains) losses	(2,044)	930
Plan settlement	(2,176)	—
Benefits paid	(1,121)	(2,103)
Benefit obligation at end of year	$36,299	$40,181
Change in Plan Assets
Fair value at beg. of year	$27,259	$22,911
Actual return on plan assets	(1,557)	4,726
Company contributions	1,122	1,725
Settlements	(2,176)	—
Benefits paid	(1,121)	(2,103)
Fair value at end of year	$23,527	$27,259
Funded Status
Unfunded status of the plan	$(12,772)	$(12,922)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(322)	$(346)
Non-current liabilities	(12,450)	(12,576)
Accrued benefit cost	$(12,772)	$(12,922)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	(12,772)	(12,922)
Accumulated other comp. loss (gain)	8,319	8,612
Net amount recognized	$(4,453)	$(4,310)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss (gain)	$8,319	$8,612
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$8,319	$8,612

	Combined Employee Retirement Plans
	1/31/2019	1/31/2018
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$1,039	$(2,447)
Prior service cost	—	—
Amortization of (loss) gain	(1,333)	(955)
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive (loss) income	$(294)	$(3,402)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss (gain)	706	692
	$706	$692
Supplemental Data
Projected benefit obligation	$36,299	$40,181
Accumulated benefit obligation	36,299	40,181
Fair value of plan assets	23,527	27,259
Components of Net Cost
Service cost	$—	$—
Interest cost	1,459	1,593
Expected return on plan assets	(1,535)	(1,367)
Amortization of transition amount	—	—
Recognized (gain) loss due to settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	1,333	955
Benefit cost	$1,257	$1,181
Estimated Future Benefit Payments
FYE 01-31-2020	$6,022
FYE 01-31-2021	2,171
FYE 01-31-2022	2,151
FYE 01-31-2023	2,087
FYE 01-31-2024	2,085
FYE 01-31-2025 to 2029	10,524
Total	$25,040
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	3.75% - 4.10%	3.75% - 4.0%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.25%	4.25%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2019 and 2018. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2019 and 2018:
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2019	1/31/2018
Level 1 Measurement
Cash & Cash Equivalents	$—	$—
Common Stock	9,345	9,701
PNC Govt Money Fund	630	1,030
Vanguard Total Bond	—	—
Ishares Credit Bond ETF	—	340
Vanguard INTM Term Investment	283	702
Vanguard LT Investment	1,304	1,973
Ishares Russell 2000	1,672	2,047
Ishares Russell MID-CAP	1,890	2,129
Ishares Emerging Markets	1,130	1,338
Ishares MCSI RAFE	1,534	1,838
Ishares S&P Index	2,895	4,825
Vanguard INTM Term Treasury	281	—
Vanguard LT Treasury	1,279	—
Total Level 1 Investments	$22,243	$25,923

At January 31, 2018, the Level 1 investments presented in the table above, excluding cash & cash equivalents and common stock, were reclassified from previously reported as Level 2 investments in the Company’s previously issued fiscal 2018 consolidated financial statements to conform to the current policy.
In addition, the Managed Investment Fund, was previously presented as a Level 2 investments at January 31, 2018, but has been reclassified to present as a net asset value per share investment not subject to the fair value hierarchy.
The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $1,284,000 and $1,336,000 as of January 31, 2019 and January 31, 2018, respectively, and is not included in the table above. In relation to this investment, there is no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.
401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2019 and 2018, the plan held 648,565 shares and 564,375 shares of the Company’s common stock, respectively. Effective January 1, 2018, the Company initiated an employer match. For the fiscal years ended January 31, 2019 and 2018, the compensation costs incurred for employer match was $738,000 and $44,000, respectively.
Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $2,350,000. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $2,098,000 and $2,092,000 at January 31, 2019 and 2018, respectively. Death benefits payable under the policies were approximately $4,256,000 and $4,486,000 at January 31, 2019 and 2018, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2019 and 2018:

	1/31/2019	1/31/2018
Liability beginning of year	$2,088,000	$2,184,000
Accretion expense	49,000	54,000
Death benefits paid	(100,000)	(150,000)
Liability end of year	$2,037,000	$2,088,000
5. Stock-Based Compensation
Stock Incentive Plans
The Company's has one stock plan, the 2011 Employee Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were 55,555 awards granted and 226,804 awards were vested during fiscal 2019. As of January 31, 2019, there were approximately 268,277 awards available for future issuance under the 2011 Plan.
Accounting for the Plans
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2019		2018
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price
Outstanding at beginning of year	692,404	$4.25	491,284	$2.46
Granted	55,555	4.49	504,404	4.95
Exercised	(226,804)	4.63	(259,284)	4.86
Forfeited	(20,000)	4.01	(44,000)	4.42
Outstanding at end of year	501,155	4.44	692,404	4.25
Weighted-average fair value of restricted stock units granted during the year	—	4.49	—	4.95
The aggregate fair value of restricted stock awards vested during fiscal years 2019 and 2018 was $1,050,103 and $1,260,120, respectively. The Company recognized compensation expense, net of forfeitures, for the restricted stock awards of $907,000 and $830,000 for fiscal 2019 and 2018, respectively. The Company records forfeitures as incurred.
The weighted-average grant-date fair value of restricted stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant-date fair value of restricted stock awards granted in fiscal 2019 and 2018 was $4.49 per share and $4.95 per share, respectively.
As of January 31, 2019, there was $1.6 million of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.84 years.
To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2019 and 2018, the Company withheld 57,456 and 73,749 common shares, respectively, with a total value of $0.3 million each year. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

6. Income Taxes
The income tax expense for the last two years is reconciled to the statutory federal income tax rates of 21% and 35% for the tax years ended January 31, 2019 and 2018, respectively, as follows (in thousands):

	2019	2018
Statutory	$(235)	$794
State taxes (net of federal tax)	186	341
Change in valuation allowance	831	410
State rate adjustment	(222)	(260)
Change in unrecognized tax benefits	1	6
Stock Compensation	(46)	(200)
Tax cuts and jobs act	(15)	4,438
Expirations of attributes	28	143
Other	(31)	(49)
Income tax expense	$497	$5,623
Significant components of the expense (benefit) for income taxes (in thousands) attributed to continuing operations are as follows for the years ended January 31 (in thousands):

	2019	2018
Current
Federal	$(24)	$(296)
State	102	98
	78	(198)
Deferred
Federal	(247)	5,270
State	(165)	141
	(412)	5,411
Change in Valuation Allowance	831	410
	419	5,821
Income tax expense	$497	$5,623

Deferred tax assets and liabilities are comprised of the following as of January 31 (in thousands):

	2019	2018
Deferred tax assets
Accrued vacation and sick leave	$892	$1,015
Retirement plans	2,748	3,756
Insurance reserves	381	451
Warranty	182	242
Net operating loss carryforwards	5,303	4,722
Inventory	1,320	1,085
§ 163 (j) Limitation	540	—
Other	765	624
	$12,131	$11,895
Deferred tax liabilities
Tax in excess of book depreciation	$(720)	$(811)
Other	(57)	(66)
	$(777)	$(877)
Valuation allowance	(1,756)	(925)
Net long term deferred tax asset	$9,598	$10,093

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance of $1,756,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2019, the Company has net operating loss carryforwards of approximately $15,299,000 for federal and $33,429,000 for state income tax purposes, expiring at various dates through January 31, 2039.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31 (in thousands):

	2019	2018
Balances as of February 1,	$38	$29
Increases related to prior year tax positions	—	2
Decreases related to prior year tax positions	(2)	—
Increases related to current year tax positions	8	16
Decreases relating to settlements with taxing authorities	—	—
Decreases related to lapsing of statute of limitations	(6)	(9)
Balance as of January 31,	$38	$38
At January 31, 2019, the Company’s unrecognized tax benefits associated with uncertain tax positions were $38,000, of which $30,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $6,000 at January 31, 2019, and $5,000 at January 31, 2018. The years ended January 31, 2015 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is currently under IRS examination for fiscal year ended January 31, 2016. The Company is not currently under state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2019, it is reasonably possible that unrecognized tax benefits will decrease by $4,000 within the next 12 months due to the expiration of the statute of limitations.

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. The Company adopted this ASU in the first quarter of fiscal 2018, resulting in an adjustment to beginning retained earnings on February 1, 2017 for the excess tax benefits for which a benefit could not be previously recognized of approximately $171,000. The balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings.

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate to 21%.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that $4,438,000 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was provisional amount and reasonable estimate at January 31, 2018. We finalized our accounting for the impact of the TCJA during fiscal 2019 with no material adjustments to the previous provisional amounts recognized.
7. Commitments
The Company has operating leases on real property and equipment that expire at various dates. The Torrance, CA office, manufacturing and distribution facility is leased under a series of 5-year operating lease terms that would have expired on February 28, 2020. On November 14, 2017, the Company entered into a fourth amendment which extends the term of the lease for an additional 62 months through April 30, 2025 and provides for monthly base lease payments that increase after each 12-month period. The monthly base lease payments range from approximately $397,000 per month (which applies for the period from May 1, 2020 to February 28, 2021) to $447,000 per month (which applies for the period from March 1, 2024 to April 30, 2025). The Company leases trucks, automobiles and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records rent expense for real estate on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.
Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2019, are as follows:

Year ending January 31,
2020	$5,045
2021	4,405
2022	5,041
2023	5,040
2024	5,192
Thereafter	6,687
Total minimum lease payments	$31,410
Rent expense relating to operating leases was as follows (in thousands):

Year ended January 31,
2019	$6,006
2018	5,644
The Company subleased space at one of its facilities on a month-to-month basis during 2019 and 2018. Rental income was $40,000 for fiscal years ended January 31, 2019 and 2018.
The Company has issued purchase commitments for raw materials at January 31, 2019, of approximately $11,296,000. There were no commitments in excess of normal operating requirements.
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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,265,000 and $1,375,000 at January 31, 2019 and 2018, respectively, based upon the Company’s estimated payout period of five years using a 4.0% and 2.0% discount rate, respectively.
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

Year ending January 31,
2020	$265
2021	265
2022	265
2023	270
2024	275
Thereafter	—
Total	$1,340
Discount to net present value	(75)
$1,265
The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.
9. Warranty
The Company provides a warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is 10 years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. The following is a summary of the Company’s warranty-claim activity during for the years ended January 31 (in thousands):

	2019	2018
Beginning balance	$925	$1,000
Provision for current year	600	760
Provision for (benefits from) prior year	(555)	(380)
Costs incurred	(270)	(455)
Ending balance	$700	$925
10. Subsequent Events

The Company has evaluated events subsequent to January 31, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or additional disclosure in the financial statements except for Amendments No. 19 and 20, dated March 12, 2019 and April 29, 2019 to the Revolving Credit and Security Agreement, dated as of December 22, 2011, which is disclosed in Note 3 to the consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
On April 27, 2018, the Company appointed Deloitte & Touche LLP (“D&T”) as its independent registered public accounting firm for the fiscal year ending January 31, 2019 and dismissed Ernst & Young LLP (“E&Y”) from that role effective April 27, 2018. The reports of E&Y on the Company’s consolidated financial statements as of and for the fiscal year ended January 31, 2018 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended January 31, 2018 and the subsequent interim period through April 27, 2018, there were (i) no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such year, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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
Management of the Company, including its President and Chief Executive Officer along with its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that Virco’s disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ending January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.”
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers” of the Registrant, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2019.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2019 and 2018

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2019	$200	$3	$3	$200
January 31, 2018	$200	$55	$55	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2019	$1,347	$1,357	$1,439	$1,265
January 31, 2018	$1,650	$1,101	$1,404	$1,347

Deferred tax valuation allowance for the period ended:
January 31, 2019	$925	$831	$—	$1,756
January 31, 2018	$515	$410	$—	$925

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

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRCO MFG. CORPORATION

Date: May 1, 2019	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	May 1, 2019
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	May 1, 2019
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	May 1, 2019
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	May 1, 2019
Bassey Yau

/s/ Alexander L. Cappello	Director	May 1, 2019
Alexander L. Cappello

/s/ Craig Levra	Director	May 1, 2019
Craig Levra

/s/ Don Rudkin	Director	May 1, 2019
Don Rudkin

/s/ Robert Lind	Director	May 1, 2019
Robert Lind

/s/ Kathy Virtue Young	Director	May 1, 2019
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	May 1, 2019
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2019

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

10.25*
Nineteenth Amendment to Revolving Credit and Security Agreement, dated as of March 12, 2019, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.26*
Twentieth Amendment to Revolving Credit and Security Agreement, dated as of April 29, 2019, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________

*	Filed herewith.