Form 10-Q
period 2019-04-30
VIRCO MFG CORPORATION
filed 2019-06-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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
Common Stock, $.01 par value — 15,541,956 shares as of June 10, 2019.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2019	1/31/2019	4/30/2018
	(In thousands)

Assets
Current assets
Cash	$553	$738	$3,372
Trade accounts receivables, net	12,375	13,253	8,983
Other receivables	64	40	135
Income tax receivable	263	175	178
Inventories	63,511	47,289	62,498
Prepaid expenses and other current assets	2,532	1,616	2,656
Total current assets	79,298	63,111	77,822
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	688	688	688
Buildings and building improvements	51,176	51,176	51,176
Machinery and equipment	109,087	108,253	103,610
Leasehold improvements	830	830	815
	165,512	164,678	160,020
Less accumulated depreciation and amortization	124,159	122,758	118,382
Net property, plant and equipment	41,353	41,920	41,638
Operating lease right-of-use assets	23,295	—	—
Deferred tax assets, net	11,086	9,598	11,534
Other assets, net	8,276	8,484	8,513
Total assets	$163,308	$123,113	$139,507
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2019	1/31/2019	4/30/2018
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$16,354	$17,760	$17,631
Accrued compensation and employee benefits	4,631	4,568	4,698
Current portion of long-term debt	24,226	5,504	24,266
Current portion operating lease liability	2,939	—	—
Other accrued liabilities	5,552	4,293	4,817
Total current liabilities	53,702	32,125	51,412
Non-current liabilities
Accrued self-insurance retention	1,773	1,190	2,242
Accrued pension expenses	14,218	14,487	14,380
Income tax payable	55	45	48
Long-term debt, less current portion	16,508	15,910	13,990
Operating lease liability, less current portion	22,221	—	—
Other long-term liabilities	555	2,329	2,171
Total non-current liabilities	55,330	33,961	32,831
Commitments and contingencies (Notes 7 and 14)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,541,956 shares at 4/30/2019 and 1/31/2019 and 15,357,457 at 4/30/2018	155	155	154
Additional paid-in capital	118,292	118,106	117,693
Accumulated deficit	(55,259)	(52,192)	(53,451)
Accumulated other comprehensive loss	(8,912)	(9,042)	(9,132)
Total stockholders’ equity	54,276	57,027	55,264
Total liabilities and stockholders’ equity	$163,308	$123,113	$139,507
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2019	4/30/2018
	(In thousands, except per share data)
Net sales	$26,893	$22,569
Costs of goods sold	17,809	14,884
Gross profit	9,084	7,685
Selling, general and administrative expenses	12,681	12,154
Gain on sale of property, plant & equipment	—	(1)
Operating loss	(3,597)	(4,468)
Pension expense	188	120
Interest expense	700	446
Loss before income taxes	(4,485)	(5,034)
Income tax benefits	(1,418)	(1,462)
Net loss	$(3,067)	$(3,572)

Net loss per common share:
Basic	$(0.20)	$(0.23)
Diluted (a)	$(0.20)	$(0.23)
Weighted average shares of common stock outstanding:
Basic	15,486	15,317
Diluted (a)	15,486	15,317

(a) Net loss per common share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended
	4/30/2019	4/30/2018
	(In thousands)

Net loss	$(3,067)	$(3,572)
Other comprehensive income
Pension adjustments (net of tax $46 and $45 at April 30, 2019 and 2018, respectively)	130	127
Comprehensive loss	$(2,937)	$(3,445)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2019	4/30/2018
	(In thousands)
Operating activities
Net loss	$(3,067)	$(3,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,452	1,415
Non-cash rent expense	89	—
Provision for doubtful accounts	15	15
Gain on sale of property, plant and equipment	—	(1)
Deferred income taxes	(1,488)	(1,442)
Stock-based compensation	186	228
Defined pension plan settlement	—	—
Amortization of net actuarial loss for pension plans	130	127
Changes in operating assets and liabilities:
Trade accounts receivable	863	2,387
Other receivables	(24)	(106)
Inventories	(16,222)	(20,441)
Income taxes	(77)	(2)
Prepaid expenses and other current assets	(709)	(1,033)
Accounts payable and accrued liabilities	566	5,433
Net cash used in operating activities	(18,286)	(16,992)
Investing activities:
Capital expenditures	(1,219)	(1,144)
Proceeds from sale of property, plant and equipment	—	3
Net cash used in investing activities	(1,219)	(1,141)
Financing activities:
Proceeds from long-term debt	19,564	38,006
Repayment of long-term debt	(244)	(16,680)
Payment on deferred financing costs	—	(124)
Tax withholding payments on share-based compensation	—	—
Cash dividends paid	—	(231)
Net cash provided by financing activities	19,320	20,971

Net (decrease) increase in cash	(185)	2,838
Cash at beginning of period	738	534
Cash at end of period	$553	$3,372
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended April 30, 2019
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net loss	—	—	—	(3,067)	—	(3,067)
Pension adjustments, net of tax effect $46	—	—	—	—	130	130
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	186	—	—	186
Balance at April 30, 2019	15,541,956	$155	$118,292	$(55,259)	$(8,912)	$54,276

	Three-Month Period Ended April 30, 2018
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2018	15,357,457	$154	$117,465	$(49,648)	$(9,259)	$58,712
Net loss	—	—	—	(3,572)	—	(3,572)
Cash dividends	—	—	—	(231)	—	(231)
Pension adjustments, net of tax effect $45	—	—	—	—	127	127
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	228	—	—	228
Balance at April 30, 2018	15,357,457	$154	$117,693	$(53,451)	$(9,132)	$55,264
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2019
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The balance sheet at January 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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
Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates

The Company adopted Accounting Standards Codification (“ASC”) 842 - Leases, as of February 1, 2019, using transition relief to the modified retrospective approach. The transition relief to the modified retrospective approach allows the recording of existing leases at adoption and recognizing a cumulative-effect adjustment to the opening balance of retained earnings on the adoption date. As a result, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840 - Leases. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Further, the Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use (“ROU”) assets. The Company has elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $23.8 million and $25.6 million respectively, as of February 1, 2019. The difference between the ROU assets and lease liabilities was due to previous deferred rent balances that were removed and offset against the ROU asset under ASC 842. The adoption of this standard did not materially impact our interim unaudited consolidated statement of operations, shareholders’ equity or cash flows. See Note 6 for additional disclosures.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in the interim unaudited condensed consolidated balance sheet. The Company does not have any finance leases, as a lessee, and no leases for which it is the lessor.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the reasonably certain lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and reduced by lease incentives, such as tenant improvement allowances. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this ASU effective February 1, 2019. The adoption of the standard did not materially impact the Condensed Consolidated Statements of Operations, Comprehensive Income or Cash Flows and Statement of stockholders' equity and comprehensive income (loss).

Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This amendment is effective for fiscal years beginning after December 15, 2019. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019 including interim periods within that fiscal year. Early adoption is permitted. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

Note 4. Revenue Recognition

Adoption of ASC Topic 606, “Revenues from Contracts with Customers”

On February 1, 2018, the Company adopted ASC Topic 606 with no significant impact to its financial position or results of operations, using the modified retrospective method. Results for reporting periods beginning after February 1, 2018 are presented under ASC Topic 606. The Company had no adjustment to opening retained earnings as of February 1, 2018 as a result of adopting ASC Topic 606. The adoption of the standard did not materially impact the Condensed Consolidated Statements of Operations and Comprehensive Income or Cash Flows.

Revenue Recognition

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

Note 5. Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or net realizable value and includes material, labor and factory overhead. The Company maintains valuation allowances for estimated slow-moving and obsolete inventory to reflect the difference between the cost of inventory and the estimated net realizable value. Valuation allowances for slow-moving and obsolete inventory are determined through a physical inspection of the product in connection with a physical inventory, a review of slow-moving product and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation allowances may be required. Due to reductions in sales volume in the past years, the Company’s manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents breakdown of the Company’s inventories as of April 30, 2019, January 31, 2019 and April 30, 2018 (in thousands):

	4/30/2019	1/31/2019	4/30/2018

Finished goods	$26,546	$15,908	$26,655
WIP	24,009	18,820	22,796
Raw materials	12,956	12,561	13,047
Inventories	$63,511	$47,289	$62,498
Management continually monitors production costs, material costs and inventory levels to determine that interim inventories are fairly stated.

Note 6. Leases

The Company has operating leases on real property, equipment, and automobiles that expire at various dates. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases, as a lessee. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.

The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 30, 2025. The Company leases machinery and equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records rent expense on a straight-line basis based on the contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease.
The Torrance, CA office, manufacturing and distribution facility is leased under a series of 5-year operating lease that would have expired on February 28, 2020. On November 14, 2017, the Company entered into a fourth amendment that extends the term of the lease for an additional 62 months through April 30, 2025, and provides for monthly base lease payments that increase at a fixed amount after each 12-month period.
In accordance with ASC 842, quantitative information regarding our leases is as follows (in thousands):

Three Months Ended
04/30/2019

Operating lease cost	$1,380
Short-term lease cost	54
Sublease income	(10)
Total lease cost	$1,424

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$1,291,000
Right-of-use assets obtained in exchange for new lease liabilities	$394,000
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	6.39%

Minimum future lease payments (in thousands) for operating leases in effect as of April 30, 2019, are as follows:

Operating Lease

Remaining of 2020	$3,878
2021	4,561
2022	5,188
2023	5,042
2024	5,192
Thereafter	6,687
Remaining balance of lease payments	$30,548

Short-term lease liabilities	$2,939
Long-term lease liabilities	22,221
Total lease liabilities	$25,160

Difference between undiscounted cash flows and discounted cash flows	$5,388

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of January 31, 2019 were as follows (in thousands):

Year ending January 31,
2020	$5,045
2021	4,405
2022	5,041
2023	5,040
2024	5,192
Thereafter	6,687
Total minimum lease payments	$31,410

In accordance with ASC 840, rent expense for operating leases was $1,450,000 for the quarter ended April 30, 2018.

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	4/30/2019	1/31/2019	4/30/2018

Revolving credit line	$33,354	$14,858	$31,432
Other	7,380	6,556	6,824
Total debt	40,734	21,414	38,256
Less current portion	24,226	5,504	24,266
Non-current portion	$16,508	$15,910	$13,990

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

The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January 1 through June 30 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at April 30, 2019 was 6.75%.

On March 19, 2018, the Company entered into Amendment No. 17, which amended the Credit Agreement by (i) extending the maturity date of the Credit Agreement for three years until March 19, 2023. In connection with the Seventeenth Amendment, the Borrowers also agreed to pay to PNC Bank a non-refundable extension fee of $250,000.
In March 2019, the Company entered into Amendment No. 19 which, among other things, (i) increased the Maximum Revolving Advance Amount to $65,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, (ii) increased seasonal advance to $15,000,000 from January to July of each year, (iii) increased equipment loan to $2,000,000, (iv) to reduce borrowings under the line to less than or equal to $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. In connection with Amendment No. 19, the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $24,000. The clean-down provision allows the Company to maintain a minimum outstanding balance to be carried on an uninterrupted period extending beyond one year and ultimately due at the scheduled maturity date in March 2023. As a result of Amendment No. 19, the clean-down limit was increased to $10,000,000, thereby allowing the Company to refinance an additional $2,000,000 of its short-term borrowings under the line of credit on a long-term basis at January 31, 2019. The Company believes that normal operating cash flow will allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.

Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or 15 consecutive days during any other time, subject to certain conditions. For the year ended January 31, 2019, the Company was in violation of the minimum fixed charge coverage ratio resulting in an Event of Default.
In April 2019, the Company entered into Amendment No. 20 which, among other things, waived the covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending on January 31, 2020. The fixed charge coverage ratio is as follows: (i) for the consecutive two fiscal quarter period ending July 31, 2019, 2.25 to 1.00, and (ii) for each consecutive four fiscal quarter period of Borrowers ending thereafter, 1.10 to 1.00. Minimum EBITDA for the three consecutive fiscal month period ending on April 30, 2019, may not be less than (negative) $5,000,000. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ending April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ending July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ending July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ending January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. In connection with Amendment No. 20 the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $125,000. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its financial covenants as of April 30, 2019.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $4,000,000 was available for borrowing as of April 30, 2019.
Management believes that the carrying value of debt approximated fair value at April 30, 2019 and 2018, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
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

The January 31, 2016 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net Loss per Share

	Three Months Ended
	4/30/2019	4/30/2018
	(In thousands, except per share data)
Net loss	$(3,067)	$(3,572)

Weighted average shares of common stock outstanding	15,486	15,317
Net effect of dilutive shares - based on the treasury stock method using average market price	—	—
Totals	15,486	15,317

Net loss per share - basic	$(0.20)	$(0.23)
Net loss per share - diluted (a)	$(0.20)	$(0.23)

(a) All exercisable and non-exercisable stock options were not included in the computation of diluted net loss per share at April 30, 2019 and 2018, because their inclusion would have been anti-dilutive. The number of stock options outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2019 and 2018, was 180,000 and 201,000, respectively.

Note 10. Stock-Based Compensation
Stock Incentive Plan
Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock or stock units awarded under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock unit awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. For the three months ended April 30, 2019 and 2018, the Company granted 0 shares of restricted stock awards, vested 0 shares of restricted stock awards according to their terms and forfeited 28,000 shares. There were approximately 296,277 shares available for future issuance under the 2011 Plan as of April 30, 2019. As of April 30, 2019, there was $1,295,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2 years.

During the three months ended April 30, 2019, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $59,000 and $127,000, respectively. During the three months ended April 30, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $168,000, respectively.

Note 11. Statement of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

The Company’s Credit Agreement with PNC currently restricts the Company from issuing dividends or making payments with respect to the Company's capital stock through January 31, 2020. The Company did not declare a cash dividend during quarter ended April 30, 2019. The Company declared a quarterly cash dividend of $0.015 per share, payable April 10, 2018 to shareholders of record as of March 23, 2018, during the same period last year.

Note 12. Retirement Plans
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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). The VIP Plan provides a benefit of up to 50% of average compensation for the last 5 years in the VIP Plan, offset by benefits earned under the Pension Plan. As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2019, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan.
The net periodic pension cost (income) for the Pension Plan and the VIP Plan for the three months ended April 30, 2019 and 2018 were as follows (in thousands):

	Combined Employee Retirement Plans
	Three Months Ended
	4/30/2019	4/30/2018

Service cost	$—	$—
Interest cost	355	355
Expected return on plan assets	(343)	(407)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	176	172
Benefit cost	$188	$120

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2019 and 2018, the plan held 673,964 shares and 595,425 shares of Virco stock, respectively. For the quarter ended April 30, 2019, the Company made a contribution to employees enrolled in the Plan in connection with an auto-enrollment program and initiated a Company match effective January 1, 2018. For the three months ended April 30, 2019 and 2018, the compensation costs incurred for employer match was $187,000 and $184,000, respectively.

Note 13. Warranty Accrual
The Company provides an assurance type warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is 10 years. Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2019 and 2018.

	Three Months Ended
	4/30/2019	4/30/2018
	(In thousands)

Beginning balance	$700	$925
Provision	71	55
Costs incurred	(71)	(55)
Ending balance	$700	$925
Note 14. Contingencies

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

Note 15. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. We have reclassified the pension costs from selling, general and administrative expense to non-operating pension expense in the Company's Condensed Consolidated Statement of Operations for the quarter ended April 30, 2018. This reclassification had no impact upon the reported net loss. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Subsequent Events
Management has made an evaluation for subsequent events requiring recognition or disclosure in the condensed consolidated financial statements through June 14, 2019, which is the date the condensed consolidated financial statements were available to be issued. None were identified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended April 30, 2019

For the three months ended April 30, 2019, the Company incurred a pre-tax loss of $4,485,000 on net sales of $26,893,000 compared to a pre-tax loss of $5,034,000 on net sales of $22,569,000 in the same period in 2018. Net sales for the three months ended April 30, 2019 increased by $4,324,000, a 19.2% increase, compared to the same period last year. Net sales increased largely because the Company started the year with an order backlog that was $4,200,000 higher than in the prior year. Approximately 60% of the increase in net sales was attributable to increase in selling price and the balance due to increased volume.

At the beginning of the current fiscal year, the Company significantly increased selling prices to compensate for severe cost increases incurred during last fiscal year. These increases included the effect of steel tariffs, tariffs on product from China, and a variety of other costs. In addition, the price increase was intended to cover anticipated cost increases for fiscal year ending January 31, 2020. The amount of price increase varied based upon the type of product and competitive considerations, but no product increased by less than 10%. Impact of this price increase did not fully impact first quarter sales, as the majority of first quarter sales were from the beginning backlog of orders, which were received before the price increase. The impact of the price increase will be more impactful during the second and third quarters.

Order rates for the first quarter decreased by approximately 18.2% compared to the prior year period. Order rates were very slow for the months of February and March, with year-to-date orders through March being 27% lower than the prior year. Order rates for April and May which are seasonally higher than February and March were 2% lower than prior year. Because these orders are more likely to be delivered in the summer months when school is not in session, order backlog at April 30, 2019 decreased by approximately 22.0%. Backlog at April 30, 2019 was $39,254,000 compared to $50,136,000 at April 30, 2018 and $39,553,000 at April 30, 2017.

Gross margin for the three months ended April 30, 2019 decreased as a percentage of sales to 33.8% in the current quarter compared to 34.1% in the prior quarter. This decrease was primarily attributable to four components. First, the Company increased compensation for factory employees, in large part because of pressures from increases in minimum wage and other pressures in employee compensation. Second, the Company has incurred increased material costs for certain commodities, particularly steel and imported components from China. Third, while the Company has increased selling prices to recover these cost increases, a significant portion for shipments in the first quarter were from orders placed in the prior year prior to the price increase. Fourth, factory production levels were approximately 13% lower for the first quarter of fiscal 2020 compared to the prior year in response to slow order rates. The reduced production levels adversely impacted factory efficiency.

Selling, general and administrative expenses increased by approximately $527,000 compared to the prior year but decreased as a percentage of sales. The increase in spending is attributable to variable selling and service costs.

Income tax benefit for the quarter ended April 30, 2019 is comparable to the prior year. The effective tax rate for the first quarter of 2020 was 31.6% compare to 29.0% for the same period last year.

Interest expense was more for the quarter ended April 30, 2019 compared to the same period last year. There are two components of the increase. First, the Company has borrowed more money to finance production of inventory in anticipation of increased summer shipping activity. Second, expense increased as a result of higher interest rates.

Liquidity and Capital Resources
Accounts receivable were slightly higher at April 30, 2019 than at April 30, 2018 due to increased sales during the quarter resulting from the backlog at January 31, 2019. Due to the seasonal nature of our business, the Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. During the first quarter ended April 30, 2019, the Company increased inventory by approximately $16.2 million compared to January 31, 2019, approximately $4.2 million less than what was added in the first quarter of the prior year. This reduction was in part to compensate for a larger beginning inventory balance at January 31, 2019 compared to the prior year and in response to slower order rates. At April 30, 2019 inventory was slightly higher in dollars due to increased raw material prices but lower in unit volume. The increase in inventory during the first quarter of this year was financed through the Company's credit facility with PNC Bank, National Association ("PNC").

Borrowing under the Company's revolving line of credit with PNC at April 30, 2019 is approximately $1.9 million higher compared to the same quarter last year. The increase in borrowing is primarily attributable to increased accounts receivable.
Accrual basis capital expenditures were $884,000 for the three months ended April 30, 2019 compared to $613,000 for the same period last year.  Capital expenditures are being financed through the Company's credit facility with PNC.

Net cash used in operating activities for the three months ended April 30, 2019 was $18,286,000 compared to $16,992,000 for the same period last year. The slight increase in cash used was primarily attributable to a reduction in accounts payable.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months. Approximately $4,000,000 was available for borrowing as of April 30, 2019.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2019. On February 1, 2019, the Company adopted ASU No. 2016-02-Leases (Topic 842), using the modified retrospective approach and applying the transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, results and disclosures for the reporting periods beginning on February 1, 2019 are reported and presented under ASC 842, while prior period amounts, and disclosures are not adjusted and continue to be reported and presented under ASC 840, Leases. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Further, the Company did not elect to apply the hindsight practical expedient, which allowed the Company to forgo reassessing the lease term at adoption. The Company has elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases.

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. The Company does not have any finance leases, as a lessee, and no leases for which it is the lessor.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. The weighted average remaining lease term is 5.72 years. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company uses the implicit rate when readily determinable. The incremental borrowing rate used is 6.39%. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term

The Company has lease agreements that contain non-lease components, which are generally accounted for as part of a combined lease.

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $23.9 million and $25.6 million respectively, as of February 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to previous deferred rent balances that were removed as part of the adoption of Topic 842. The standard did not materially impact our condensed consolidated statement of operations and had an immaterial impact on the condensed consolidated statement of cash flows.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2019 under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $74,000 and $61,000 for the three months ended April 30, 2019 and 2018, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2019. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “Form 10-K”), which was filed with the SEC on May 1, 2019. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

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

VIRCO MFG. CORPORATION
Date: June 14, 2019	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)