Form 10-Q
period 2019-07-31
VIRCO MFG CORPORATION
filed 2019-09-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
Commission File number 1-8777

VIRCO MFG. CORPORATION (Exact Name of Registrant as Specified in its Charter)

Delaware	95-1613718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2027 Harpers Way, Torrance, CA	90501
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (310) 533-0474

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, $0.01 par value per share	VIRC	The Nasdaq Stock Market LLC

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,713,549 shares as of September 12, 2019.

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited condensed consolidated balance sheets - July 31, 2019, January 31, 2019 and July 31, 2018	3
Unaudited condensed consolidated statements of income - Three months ended July 31, 2019 and 2018	5
Unaudited condensed consolidated statements of income - Six months ended July 31, 2019 and 2018	6
Unaudited condensed consolidated statements of comprehensive income - Three months ended July 31, 2019 and 2018	7
Unaudited condensed consolidated statements of comprehensive income - Six months ended July 31, 2019 and 2018	8
Unaudited condensed consolidated statements of cash flows - Six months ended July 31, 2019 and 2018	9
Unaudited condensed consolidated statements of changes in equity and accumulated other comprehensive income (loss) - Three and Six months ended July 31, 2019 and 2018	10
Notes to unaudited condensed consolidated financial statements - July 31, 2019	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2019	1/31/2019	7/31/2018
	(In thousands)

Assets
Current assets
Cash	$877	$738	$1,109
Trade accounts receivables, net	41,105	13,253	44,109
Other receivables	397	40	161
Income tax receivable	340	175	175
Inventories	59,017	47,289	60,296
Prepaid expenses and other current assets	2,359	1,616	2,117
Total current assets	104,095	63,111	107,967
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	688	688	688
Buildings and building improvements	51,192	51,176	51,176
Machinery and equipment	109,540	108,253	104,761
Leasehold improvements	970	830	820
Total property, plant and equipment	166,121	164,678	161,176
Less accumulated depreciation and amortization	125,250	122,758	119,792
Net property, plant and equipment	40,871	41,920	41,384
Operating lease right-of-use assets	22,924	—	—
Deferred tax assets, net	7,816	9,598	9,973
Other assets, net	8,256	8,484	8,491
Total assets	$183,962	$123,113	$167,815
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2019	1/31/2019	7/31/2018
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$18,634	$17,760	$23,072
Accrued compensation and employee benefits	5,322	4,568	5,353
Current portion of long-term debt	35,457	5,504	36,894
Current portion operating lease liability	3,275	—	—
Other accrued liabilities	6,871	4,293	8,583
Total current liabilities	69,559	32,125	73,902
Non-current liabilities
Accrued self-insurance retention	1,686	1,190	1,936
Accrued pension expenses	13,951	14,487	16,544
Income tax payable	55	45	45
Long-term debt, less current portion	16,291	15,910	14,139
Operating lease liability, less current portion	21,598	—	—
Other long-term liabilities	557	2,329	2,274
Total non-current liabilities	54,138	33,961	34,938
Commitments and contingencies (Notes 6, 7 and 14)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,713,549 shares at 7/31/2019 and 15,541,956 at 1/31/2019 and 7/31/2018	157	155	155
Additional paid-in capital	118,282	118,106	117,636
Accumulated deficit	(49,392)	(52,192)	(48,208)
Accumulated other comprehensive loss	(8,782)	(9,042)	(10,608)
Total stockholders’ equity	60,265	57,027	58,975
Total liabilities and stockholders’ equity	$183,962	$123,113	$167,815
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2019	7/31/2018
	(In thousands, except per share data)
Net sales	$70,359	$74,802
Costs of goods sold	41,620	47,670
Gross profit	28,739	27,132
Selling, general and administrative expenses	18,557	18,277
Loss (gain) on sale of property, plant & equipment	3	—
Operating Income	10,179	8,855
Pension expense	188	440
Interest expense	907	822
Income before income taxes	9,084	7,593
Income tax expense	3,217	2,118
Net income	$5,867	$5,475

Net income per common share:
Basic	$0.38	$0.36
Diluted	$0.38	$0.35
Weighted average shares of common stock outstanding:
Basic	15,561	15,392
Diluted	15,568	15,435

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Six months ended
	7/31/2019	7/31/2018
	(In thousands, except per share data)
Net sales	$97,252	$97,371
Costs of goods sold	59,429	62,554
Gross profit	37,823	34,817
Selling, general and administrative expenses	31,238	30,431
Loss (gain) on sale of property, plant & equipment	3	(1)
Operating income	6,582	4,387
Pension expense	376	560
Interest expense, net	1,607	1,268
Income before income taxes	4,599	2,559
Income tax expense	1,799	656
Net lncome	$2,800	$1,903

Net income per common share:
Basic	$0.18	$0.12
Diluted	$0.18	$0.12
Weighted average shares outstanding:
Basic	15,524	15,355
Diluted	15,529	15,395
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31/2019	7/31/2018
	(In thousands)

Net income	$5,867	$5,475
Other comprehensive income:
Pension adjustments (net of tax $45 and ($522) at July 31, 2019 and 2018, respectively)	130	(1,476)
Net comprehensive income	$5,997	$3,999
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Six months ended
	7/31/2019	7/31/2018
	(In thousands)

Net income	$2,800	$1,903
Other comprehensive income :
Pension adjustments (net of tax $91 and ($477) in 2019 and 2018, respectively)	260	(1,349)
Net comprehensive income	$3,060	$554

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2019	7/31/2018
	(In thousands)
Operating activities
Net income	$2,800	$1,903
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,916	2,825
Non-cash rent expense	173	—
Provision for doubtful accounts	35	35
Loss (gain) on sale of property, plant and equipment	3	(1)
Deferred income taxes	1,782	120
Stock-based compensation	423	438
Defined pension plan settlement	—	319
Amortization of net actuarial loss for pension plans	352	345
Changes in operating assets and liabilities:
Trade accounts receivable	(27,887)	(32,759)
Other receivables	(357)	(132)
Inventories	(11,728)	(18,239)
Income taxes	(155)	(3)
Prepaid expenses and other current assets	(515)	(696)
Accounts payable and accrued liabilities	4,516	14,604
Net cash used in operating activities	(27,642)	(31,241)
Investing activities:
Capital expenditures	(2,309)	(1,686)
Proceeds from sale of property, plant and equipment	—	3
Net cash used in investing activities	(2,309)	(1,683)
Financing activities:
Proceeds from long-term debt	30,911	51,033
Repayment of long-term debt	(577)	(16,681)
Payment on deferred financing costs	—	(124)
Tax withholding payments on share-based compensation	(244)	(265)
Cash dividends paid	—	(464)
Net cash provided by financing activities	30,090	33,499

Net increase in cash	139	575
Cash at beginning of period	738	534
Cash at end of period	$877	$1,109
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended July 31, 2019

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at May 1, 2019	15,541,956	$155	$118,292	$(55,259)	$(8,912)	$54,276
Net income	—	—	—	5,867	—	5,867
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect $45	—	—	—	—	130	130
Shares vested and others	171,593	2	(247)	—	—	(245)
Stock compensation expense	—	—	237	—	—	237
Balance at July 31, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265

	Three-Month Period Ended July 31, 2018

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at May 1, 2018	15,357,457	$154	$117,693	$(53,451)	$(9,132)	$55,264
Net income	—	—	—	5,475	—	5,475
Cash dividends	—	—	—	(232)	—	(232)
Pension adjustments, net of tax effect ($522)	—	—	—	—	(1,476)	(1,476)
Shares vested and others	184,499	1	(267)	—	—	(266)
Stock compensation expense	—	—	210	—	—	210
Balance at July 31, 2018	15,541,956	$155	$117,636	$(48,208)	$(10,608)	$58,975

	Six-Month Period Ended July 31, 2019

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—	—	—	2,800	—	2,800
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect $91	—	—	—	—	260	260
Shares vested and others	171,593	2	(247)	—	—	(245)
Stock compensation expense	—	—	423	—	—	423
Balance at July 31, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265

	Six-Month Period Ended July 31, 2018

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at February 1, 2018	15,357,457	$154	$117,465	$(49,648)	$(9,259)	$58,712
Net income	—	—	—	1,903	—	1,903
Cash dividends	—	—	—	(463)	—	(463)
Pension adjustments, net of tax effect ($477)	—	—	—	—	(1,349)	(1,349)
Shares vested and others	184,499	1	(267)	—	—	(266)
Stock compensation expense	—	—	438	—	—	438
Balance at July 31, 2018	15,541,956	$155	$117,636	$(48,208)	$(10,608)	$58,975
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2019
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The balance sheet at January 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in the interim unaudited condensed consolidated balance sheet. The Company does not have any finance leases, as a lessee, and no long-term leases for which it is the lessor.

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

The Company has elected the practical expedient to account for non-lease components and the lease components to which they relate, as a single lease component for the following asset classes: (i) Buildings, (ii) Equipment, and (iii) Automobiles.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock compensation (Topic 718) which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company adopted this ASU effective February 1, 2019. The adoption of the standard did not materially impact the Condensed Consolidated Statements of Operations, Comprehensive Income or Cash Flows and Statement of Stockholders' Equity and Comprehensive Income (Loss).

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

The following table presents breakdown of the Company’s inventories as of July 31, 2019, January 31, 2019 and July 31, 2018:

	7/31/2019	1/31/2019	7/31/2018
	(in thousands)

Finished goods	$27,464	$15,908	$27,055
WIP	17,989	18,820	20,331
Raw materials	13,564	12,561	12,910
Inventories	$59,017	$47,289	$60,296
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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended	Six-Months Ended
	7/31/2019	7/31/2019
	(in thousands)

Operating lease cost	$1,320	$2,700
Short-term lease cost	82	136
Short-term sublease income	(20)	(30)
Total lease cost	$1,382	$2,806

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities		$1,320,000
Right-of-use assets obtained in exchange for new lease liabilities		$641,000
Weighted-average remaining lease term (years)		5.4
Weighted-average discount rate		6.38%

Minimum future lease payments (in thousands) for operating leases in effect as of July 31, 2019, are as follows:

Operating Lease

Remaining of 2020	$2,690
2021	4,820
2022	5,435
2023	5,085
2024	5,192
Thereafter	6,687
Remaining balance of lease payments	$29,909

Short-term lease liabilities	$3,275
Long-term lease liabilities	21,598
Total lease liabilities	$24,873

Difference between undiscounted cash flows and discounted cash flows	$5,036

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of January 31, 2019 were as follows (in thousands):

Year ending January 31,
2020	$5,045
2021	4,405
2022	5,041
2023	5,040
2024	5,192
Thereafter	6,687
Total minimum lease payments	$31,410

In accordance with ASC 840, rent expense for operating leases for the three and six months ended July 31, 2018 was $1,519,000 and $2,969,000 , respectively.

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	7/31/2019	1/31/2019	7/30/2018

Revolving credit line	$44,585	$14,858	$43,907
Other	7,163	6,556	7,126
Total debt	51,748	21,414	51,033
Less current portion	35,457	5,504	36,894
Non-current portion	$16,291	$15,910	$14,139

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended eighteen times since it’s origination in 2011 through fiscal 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023, increased the maximum availability under the Credit Agreement to $60,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, and includes a sub-limit of up to $3,000,000 for issuances of letters of credit, modified, eliminated or waived covenants, amended seasonal advances and established a $2,500,000 line for equipment financing.

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

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at July 31, 2019 was 6.75%.
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
In April 2019, the Company entered into Amendment No. 20 which, among other things, waived the covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending on January 31, 2020. The fixed charge coverage ratio is as follows: (i) for the consecutive two fiscal quarter period ending July 31, 2019, 2.25 to 1.00, and (ii) for each consecutive four fiscal quarter period of Borrowers ending thereafter, 1.10 to 1.00. Minimum EBITDA for the three consecutive fiscal month period ending on April 30, 2019, may not be less than (negative) $5,000,000. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ending April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ending July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ending July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ending January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. In connection with Amendment No. 20 the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $125,000. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its financial covenants as of July 31, 2019.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $18,415,000 was available for borrowing as of July 31, 2019.
Management believes that the carrying value of debt approximated fair value at July 31, 2019 and 2018, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

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

Note 9. Net income per Share

	Three Months Ended		Six Months Ended
	7/31/2019	7/31/2018	7/31/2019	7/31/2018
	(In thousands, except per share data)

Net income	$5,867	$5,475	$2,800	$1,903

Weighted average shares of common stock outstanding	15,561	15,392	15,524	15,355
Net effect of dilutive shares - based on the treasury stock method using average market price	7	43	5	40
Totals	15,568	15,435	15,529	15,395

Net income per share - basic	$0.38	$0.36	$0.18	$0.12
Net income per share - diluted	$0.38	$0.35	$0.18	$0.12

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six month periods ended July 31, 2019, the Company granted 228,000 units, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2019, there were approximately 772,000 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six month periods ended July 31, 2019, the Company granted 59,385 restricted awards to non-employee directors and 260,000 units to its employees; vested 55,555 stock awards and 168,000 units according to their terms and forfeited 24,000 stock units under the 2011 Plan. As of July 31, 2019, there were approximately 892 shares available for future issuance under the 2011 Plan.

During the three months ended July 31, 2019, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $57,000 and $180,000, respectively. During the three months ended July 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $151,000, respectively.

During the six months ended July 31, 2019, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $116,000 and $307,000, respectively. During the six months ended July 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $120,000 and $319,000, respectively.

As of July 31, 2019, there was $3,336,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 3 years.

Note 11. Statement of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

The Company’s Credit Agreement with PNC currently restricts the Company from issuing dividends or making payments with respect to the Company's capital stock through January 31, 2020. The Company did not declare a cash dividend during quarter ended July 31, 2019. The Company declared a quarterly cash dividend of $0.015 per share, payable July 10, 2018 to shareholders of record as of June 26, 2018, during the same period last year.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and six months ended July 31, 2019 and 2018 were as follows (in thousands):

	Combined Employee Retirement Plans
	Three Months Ended		Six Months Ended
	7/31/2019	7/31/2018	7/31/2019	7/31/2018

Service cost	$—	$—	$—	$—
Interest cost	355	355	710	710
Expected return on plan assets	(343)	(407)	(686)	(814)
Plan settlement	—	319	—	319
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	176	173	352	345
Benefit cost	$188	$440	$376	$560

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2019 and 2018, the plan held 708,345 shares and 608,928 shares of Virco stock, respectively. For the three months ended July 31, 2019 and 2018, the compensation costs incurred for employer match was $187,000 and $179,000, respectively.
For the six months ended July 31, 2019 and 2018, the compensation costs incurred for employer match was $374,000 and $363,000, respectively.

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

The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	7/31/2019	7/31/2018	7/31/2019	7/31/2018

Beginning balance	$700	$925	$700	$925
Provision	245	86	316	141
Costs incurred	(145)	(86)	(216)	(141)
Ending balance	$800	$925	$800	$925
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

Note 15. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. We have reclassified the pension costs from selling, general and administrative expense to non-operating pension expense in the Company's Condensed Consolidated Statement of Income for the three and six months ended July 31, 2018. This reclassification had no impact upon the reported net income. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Subsequent Events
In accordance with ASC 855 “Subsequent Events” Management evaluated subsequent events through the date the condensed consolidated financial statements were issued. Management concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended July 31, 2019
For the three months ended July 31, 2019, the Company earned a pre-tax profit of $9,084,000 on sales of $70,359,000 compared to a pre-tax profit of $7,593,000 on sales of $74,802,000 in the prior year.
Net sales for the three months ended July 31, 2019 decreased by $4,443,000 or 5.9%. The Company began the quarter with an order backlog that was nearly $11 million lower than the prior year due to slow order rates for the first quarter. Orders for the second quarter were approximately 11% lower than in the second quarter of the prior year. Revenue recorded for the second quarter did not decline as severely as orders due to a significant improvement in timeliness of order fulfillment during the quarter. Order backlog at July 31, 2019 declined to $42 million compared to $60.1 million in the prior year and $47.3 million at July 31, 2017.
The second quarter results reflect continued increase in seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. At the beginning of the fiscal year, the Company substantially revised its production stocking program in order to facilitate the timeliness and completeness of order fulfillment during the summer. This new production stocking program was very successful through July and is anticipated to benefit the third quarter.
In the prior year the Company was adversely affected by increased cost of commodities, particularly steel and components imported from China. In addition, the Company was adversely impacted by increased costs for labor, employee benefits, and freight. The Company anticipated continued pressure on these costs during the fiscal year ending January 31, 2020, including additional tariff related costs incurred in the second quarter of the fiscal year ending January 31, 2020. To compensate for these increased costs, the Company raised selling prices at the beginning of the year. The amount of price increase varied based upon the type of product and competitive considerations, but no product increased by less than 10%. For the second quarter the change in revenue reflected a price increase of more than 15% offset by a reduction in volume. Gross margin for the second quarter was 40.9% compared to 36.3% in the prior year. The gross margin was favorably affected by the price increase described above, partially offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.
Selling, general and administrative expenses for the three months ended July 31, 2019 increased by $280,000 compared to the same period last year and increased as a percentage of sales to 26.4% from 24.4%. The increase in selling, general and administrative expenses was primarily attributable to increased freight and selling expenses.
Interest expense increased by $85,000 for the three months ended July 31, 2019 compared to the same period last year.  The Company has borrowed slightly more money to finance seasonal working capital and increased as a result of higher interest rates.

Six Months Ended July 31, 2019
For the six months ended July 31, 2019, the Company earned a pre-tax profit of $4,599,000 on net sales of $97,252,000 compared to a pre-tax profit of $2,559,000 on net sales of $97,371,000 in the same period last year. Net sales for the six months ended July 31, 2019 decreased by approximately $119,000 compared to the same period last year. This net decrease was primarily the result of a reduction in unit volume offset by an increase in selling prices of nearly 15% . The Company began the year with a backlog of orders that was approximately $4.2 million greater than the prior year. Order rates for the first six months decreased by approximately 14% compared to the prior year. Revenue recorded for the first six months did not decline as did orders due to an increased beginning backlog and a significant improvement in timeliness of order fulfillment.

As described above the Company increased selling prices at the beginning of the year to recover increased commodity and other costs incurred during 2018. The impact of the price increase was not fully effective until the second quarter as the beginning backlog at January 31, 2019 reflected selling prices in effect prior to the price increase.
Gross margin as a percentage of sales improved to 38.9% for the six months ended July 31, 2019 compared to 35.8% in the same period last year. The gross margin was favorable affected by the price increase described above, partially offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.
Selling, general and administrative expenses for the six months ended July 31, 2019 increased by approximately $807,000 compared to the same period last year and increased as a percentage of sales by 0.9%. The increase in selling, general and administrative expenses was primarily attributable to increased freight and selling expenses.

Interest expense increased by $339,000 for the six months ended July 31, 2019 compared to the same period last year. The Company has borrowed slightly more money to finance seasonal working capital and increased as a result of higher interest rates.

Income Taxes for the three- and six-months ended July 31, 2019
Income tax expense for the second quarter and six months ended July 31, 2019 is greater than the prior year, primarily due to the increase in pre-tax income and effective tax rate.

Liquidity and Capital Resources
Approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $27,852,000 from January 31, 2019 to July 31, 2019. This compares to prior year when accounts receivable grew by $32,724,000 during the same period. The accounts receivable balance was approximately $3 million lower at July 31, 2019 than at July 31, 2018 due to lower second quarter sales.

For the first six months, the Company increased inventory by approximately $11,728,000 at July 31, 2019 compared to January 31, 2019. This compares to an increase of $18,239,000 during the same period last year. Inventory at July 31, 2019 was $1.3 million lower than the prior year. The decrease in inventory compared to the prior year is primarily due to decreased unit volume to related to slower order rates offset by an increase in valuation due to higher commodity costs. The increase in accounts receivable and inventory at July 31, 2019 compared to the January 31, 2019, was offset in part by a reduction in payables and additional borrowings through the Company's credit facility with PNC Bank.

Interest expense for the six months ended July 31, 2019 is slightly higher the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2019 is higher than the borrowings at July 31, 2018.

Capital spending for the six months ended July 31, 2018 was $2,309,000 compared to $1,686,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

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

Operating Lease Liabilities

On February 1, 2019, the Company adopted ASU No. 2016-02-Leases (Topic 842), using the modified retrospective approach and applying the transitional relief allowing entities to initially apply the requirements at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company uses the implicit rate when readily determinable. The incremental borrowing rate used is 6.39%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $121,000 and $195,000 for the three and six months ended July 31, 2019, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2019. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Document
4.1	2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)
4.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)
4.3	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)
4.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)
4.5	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)
4.6	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)
31.1	Certification of Robert A. Virtue, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VIRCO MFG. CORPORATION
Date: September 13, 2019	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)