Form 10-Q
period 2019-10-31
VIRCO MFG CORPORATION
filed 2019-12-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,713,549 shares as of December 12, 2019.

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited condensed consolidated balance sheets - October 31, 2019, January 31, 2019 and October 31, 2018	3
Unaudited condensed consolidated statements of income - Three months ended October 31, 2019 and 2018	5
Unaudited condensed consolidated statements of income - Nine months ended October 31, 2019 and 2018	6
Unaudited condensed consolidated statements of comprehensive income - Three months ended October 31, 2019 and 2018	7
Unaudited condensed consolidated statements of comprehensive income - Nine months ended October 31, 2019 and 2018	8
Unaudited condensed consolidated statements of cash flows - Nine months ended October 31, 2019 and 2018	9
Unaudited condensed consolidated statements of changes in equity and accumulated other comprehensive income (loss) - Three and Nine months ended October 31, 2019 and 2018	10
Notes to unaudited condensed consolidated financial statements - October 31, 2019	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2019	1/31/2019	10/31/2018
	(In thousands)

Assets
Current assets
Cash	$697	$738	$2,481
Trade accounts receivables, net	17,697	13,253	24,281
Other receivables	54	40	340
Income tax receivable	314	175	157
Inventories	42,907	47,289	42,670
Prepaid expenses and other current assets	1,601	1,616	1,547
Total current assets	63,270	63,111	71,476
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	694	688	688
Buildings and building improvements	51,200	51,176	51,176
Machinery and equipment	110,104	108,253	106,896
Leasehold improvements	978	830	828
Total property, plant and equipment	166,707	164,678	163,319
Less accumulated depreciation and amortization	126,684	122,758	121,254
Net property, plant and equipment	40,023	41,920	42,065
Operating lease right-of-use assets	22,251	—	—
Deferred tax assets, net	6,087	9,598	8,422
Other assets, net	8,234	8,484	8,563
Total assets	$139,865	$123,113	$130,526
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2019	1/31/2019	10/31/2018
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$10,914	$17,760	$18,052
Accrued compensation and employee benefits	6,124	4,568	5,432
Current portion of long-term debt	872	5,504	6,232
Current portion operating lease liability	3,506	—	—
Other accrued liabilities	3,976	4,293	4,645
Total current liabilities	25,392	32,125	34,361
Non-current liabilities
Accrued self-insurance retention	1,617	1,190	1,952
Accrued pension expenses	13,426	14,487	14,530
Income tax payable	59	45	42
Long-term debt, less current portion	13,485	15,910	13,980
Operating lease liability, less current portion	20,778	—	—
Other long-term liabilities	559	2,329	2,377
Total non-current liabilities	49,924	33,961	32,881
Commitments and contingencies (Notes 6, 7 and 14)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,713,549 shares at 10/31/2019 and 15,541,956 at 1/31/2019 and 10/31/2018	157	155	155
Additional paid-in capital	118,544	118,106	117,871
Accumulated deficit	(45,500)	(52,192)	(45,510)
Accumulated other comprehensive loss	(8,652)	(9,042)	(9,232)
Total stockholders’ equity	64,549	57,027	63,284
Total liabilities and stockholders’ equity	$139,865	$123,113	$130,526
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2019	10/31/2018
	(In thousands, except per share data)
Net sales	$66,998	$76,809
Costs of goods sold	40,153	50,379
Gross profit	26,845	26,430
Selling, general and administrative expenses	20,476	21,469
Loss (gain) on sale of property, plant & equipment	—	—
Operating Income	6,369	4,961
Pension expense	188	296
Interest expense	603	630
Income before income taxes	5,578	4,035
Income tax expense	1,686	1,103
Net income	$3,892	$2,932

Net income per common share:
Basic	$0.25	$0.19
Diluted	0.25	0.19
Weighted average shares of common stock outstanding:
Basic	15,654	15,486
Diluted	15,710	15,582

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2019	10/31/2018
	(In thousands, except per share data)
Net sales	$164,250	$174,180
Costs of goods sold	99,582	112,933
Gross profit	64,668	61,247
Selling, general and administrative expenses	51,714	51,900
Loss (gain) on sale of property, plant & equipment	3	(1)
Operating income	12,951	9,348
Pension expense	564	856
Interest expense, net	2,210	1,898
Income before income taxes	10,177	6,594
Income tax expense	3,485	1,759
Net lncome	$6,692	$4,835

Net income per common share:
Basic	$0.43	$0.31
Diluted	0.43	0.31
Weighted average shares outstanding:
Basic	15,568	15,399
Diluted	15,621	15,491
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2019	10/31/2018
	(In thousands)

Net income	$3,892	$2,932
Other comprehensive income:
Pension adjustments (net of tax of $45 and $487 at October 31, 2019 and 2018, respectively)	130	1,376
Net comprehensive income	$4,022	$4,308
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2019	10/31/2018
	(In thousands)

Net income	$6,692	$4,835
Other comprehensive income :
Pension adjustments (net of tax of $137 and $10 at October 31, 2019 and 2018, respectively)	390	27
Net comprehensive income	$7,082	$4,862

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2019	10/31/2018
	(In thousands)
Operating activities
Net income	$6,692	$4,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,350	4,288
Non-cash lease expense	258	—
Provision for doubtful accounts	60	60
Loss (gain) on sale of property, plant and equipment	3	(1)
Deferred income taxes	3,511	1,671
Stock-based compensation	686	673
Defined pension plan settlement	—	341
Amortization of net actuarial loss for pension plans	528	600
Changes in operating assets and liabilities:
Trade accounts receivable	(4,504)	(12,956)
Other receivables	(15)	(311)
Inventories	4,382	(613)
Income taxes	(124)	13
Prepaid expenses and other current assets	265	(199)
Accounts payable and accrued liabilities	(5,869)	4,418
Net cash provided by operating activities	10,223	2,819
Investing activities:
Capital expenditures	(2,963)	(3,319)
Proceeds from sale of property, plant and equipment	—	3
Net cash used in investing activities	(2,963)	(3,316)
Financing activities:
Borrowing from long-term debt	30,923	51,033
Repayment of long-term debt	(37,980)	(47,503)
Payment on deferred financing costs	—	(124)
Tax withholding payments on share-based compensation	(244)	(265)
Cash dividends paid	—	(697)
Net cash (used in) provided by financing activities	(7,301)	2,444

Net (decrease) increase in cash	(41)	1,947
Cash at beginning of period	738	534
Cash at end of period	$697	$2,481
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended October 31, 2019

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at August 1, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265
Net income	—	—	—	3,892	—	3,892
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $45	—	—	—	—	130	130
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	262	—	—	262
Balance at October 31, 2019	15,713,549	$157	$118,544	$(45,500)	$(8,652)	$64,549

	Three-Month Period Ended October 31, 2018

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at August 1, 2018	15,541,956	$155	$117,636	$(48,208)	$(10,608)	$58,975
Net income	—	—	—	2,932	—	2,932
Cash dividends	—	—	—	(234)	—	(234)
Pension adjustments, net of tax effect of $487	—	—	—	—	1,376	1,376
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	235	—	—	235
Balance at October 31, 2018	15,541,956	$155	$117,871	$(45,510)	$(9,232)	$63,284

	Nine-Month Period Ended October 31, 2019

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—	—	—	6,692	—	6,692
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $137	—	—	—	—	390	390
Shares vested and others	171,593	2	(248)	—	—	(246)
Stock compensation expense	—	—	686	—	—	686
Balance at October 31, 2019	15,713,549	$157	$118,544	$(45,500)	$(8,652)	$64,549

	Nine-Month Period Ended October 31, 2018

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total Stockholder's Equity
Balance at February 1, 2018	15,357,457	$154	$117,465	$(49,648)	$(9,259)	$58,712
Net income	—	—	—	4,835	—	4,835
Cash dividends	—	—	—	(697)	—	(697)
Pension adjustments, net of tax effect of $10	—	—	—	—	27	27
Shares vested and others	184,499	1	(267)	—	—	(266)
Stock compensation expense	—	—	673	—	—	673
Balance at October 31, 2018	15,541,956	$155	$117,871	$(45,510)	$(9,232)	$63,284
See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2019
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2020. The balance sheet at January 31, 2019, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease ROU assets and operating lease liabilities in the interim unaudited condensed consolidated balance sheet. The Company does not have any finance leases, as a lessee, and no long-term leases for which it is the lessor.

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

Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by the recently issued ASU 2019-10 discussed below, will be for the fiscal year ending after December 15, 2022 and interim periods therein. The Company does not believe there will be a material impact to the financial statements as a result of adopting this ASU.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.  ASU 2019-10 moves the effective date for certain previously issued amendments to later dates, depending on the filing status of the respective entity.  Specifically, due to the amendment and the Company’s status as a smaller reporting company, the new effective dates for relevant previously issued amendments not yet adopted by the Company relate to ASU 2016-13 as described above.

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

The following table presents breakdown of the Company’s inventories as of October 31, 2019, January 31, 2019 and October 31, 2018:

	10/31/2019	1/31/2019	10/31/2018
	(in thousands)

Finished goods	$15,380	$15,908	$14,552
WIP	15,567	18,820	16,633
Raw materials	11,960	12,561	11,485
Inventories	$42,907	$47,289	$42,670
Management continually monitors production costs, material costs and inventory levels to determine that inventories are fairly stated.

Note 6. Leases

The Company has operating leases on real property, equipment, and automobiles that expire at various dates. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases, as a lessee. The Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 30, 2025. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease, and related tenant allowances are recorded as a reduction to the ROU asset.
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended	Nine-Months Ended
	10/31/2019	10/31/2019
	(in thousands)

Operating lease cost	$1,365	$4,065
Short-term lease cost	115	251
Short-term sublease income	(30)	(60)
Total lease cost	$1,450	$4,256

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities		$1,365,000
Right-of-use assets obtained in exchange for new lease liabilities		$384,000
Weighted-average remaining lease term (years)		5.2
Weighted-average discount rate		6.37%

Minimum future lease payments (in thousands) for operating leases in effect as of October 31, 2019, are as follows:

Operating Lease

Remaining of 2020	$1,370
2021	4,973
2022	5,582
2023	5,149
2024	5,192
Thereafter	6,687
Remaining balance of lease payments	$28,953

Short-term lease liabilities	$3,506
Long-term lease liabilities	20,778
Total lease liabilities	$24,284

Difference between undiscounted cash flows and discounted cash flows	$4,669

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of January 31, 2019 were as follows (in thousands):

Year ending January 31,
2020	$5,045
2021	4,405
2022	5,041
2023	5,040
2024	5,192
Thereafter	6,687
Total minimum lease payments	$31,410

In accordance with ASC 840, rent expense for operating leases for the three and nine months ended October 31, 2018 was $1,543,000 and $4,512,000 , respectively.

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows (in thousands):

	10/31/2019	1/31/2019	10/31/2018

Revolving credit line	$7,412	$14,858	$13,245
Other	6,945	6,556	6,967
Total debt	$14,357	$21,414	$20,212
Less current portion	872	5,504	6,232
Non-current portion	$13,485	$15,910	$13,980

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended twenty times since it’s origination in 2011 through fiscal 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January 1 through June 30 of each year, minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers', as defined, personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at October 31, 2019 was 5.75%.
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
In April 2019, the Company entered into Amendment No. 20 which, among other things, waived the covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending on January 31, 2020. The fixed charge coverage ratio is as follows: (i) for the consecutive two fiscal quarter period ending July 31, 2019, 2.25 to 1.00, and (ii) for each consecutive four fiscal quarter period of Borrowers ending thereafter, 1.10 to 1.00. Minimum EBITDA for the three consecutive fiscal month period ending on April 30, 2019, may not be less than (negative) $5,000,000. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ending April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ending July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ending July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ending January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. In connection with Amendment No. 20 the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $125,000. The Company believes that normal operating cash flow will allow it to meet the clean down requirement with no adverse impact on the Company's liquidity. The Company was in compliance with its financial covenants as of October 31, 2019.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $10,700,000 was available for borrowing as of October 31, 2019.
Management believes that the carrying value of debt approximated fair value at October 31, 2019 and 2018, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

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

Note 9. Net income per Share

	Three Months Ended		Nine Months Ended
	10/31/2019	10/31/2018	10/31/2019	10/31/2018
	(In thousands, except per share data)

Net income	$3,892	$2,932	$6,692	$4,835

Weighted average shares of common stock outstanding	15,654	15,486	15,568	15,399
Net effect of dilutive shares - based on the treasury stock method using average market price	56	96	53	92
Totals	15,710	15,582	15,621	15,491

Net income per share - basic	$0.25	$0.19	$0.43	$0.31
Net income per share - diluted	$0.25	$0.19	$0.43	$0.31

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month periods ended October 31, 2019, the Company granted 228,000 units, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2019, there were approximately 772,000 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month periods ended October 31, 2019, the Company granted 59,385 restricted awards to non-employee directors and 260,000 units to its employees; vested 55,555 stock awards and 168,000 units according to their terms and forfeited 24,000 stock units under the 2011 Plan. As of October 31, 2019, there were approximately 892 shares available for future issuance under the 2011 Plan.

During the three months ended October 31, 2019, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $74,000 and $189,000, respectively. During the three months ended October 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $60,000 and $175,000, respectively.

During the nine months ended October 31, 2019, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $190,000 and $496,000, respectively. During the nine months ended October 31, 2018, stock-based compensation expense related to restricted stock awards recognized in cost of goods sold and selling, general and administrative expenses was $178,000 and $495,000, respectively.

As of October 31, 2019, there was $3,073,000 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 3 years.

Note 11. Statement of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

The Company’s Credit Agreement with PNC currently restricts the Company from issuing dividends or making payments with respect to the Company's capital stock through January 31, 2020. The Company did not declare a cash dividend during quarter ended October 31, 2019. The Company declared a quarterly cash dividend of $0.015 per share, payable January 10, 2019 to shareholders of record as of December 27, 2018, during the same period last year.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and nine months ended October 31, 2019 and 2018 were as follows (in thousands):

	Combined Employee Retirement Plans
	Three Months Ended		Nine Months Ended
	10/31/2019	10/31/2018	10/31/2019	10/31/2018

Service cost	$—	$—	$—	$—
Interest cost	355	370	1,065	1,080
Expected return on plan assets	(343)	(348)	(1,029)	(1,162)
Plan settlement	—	22	—	341
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	176	252	528	597
Benefit cost	$188	$296	$564	$856

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2019 and 2018, the plan held 710,319 shares and 646,984 shares of Virco stock, respectively. For the three months ended October 31, 2019 and 2018, the compensation costs incurred for employer match was 204,000 and 190,000, respectively. For the nine months ended October 31, 2019 and 2018, the compensation costs incurred for employer match was $578,000 and $553,000, respectively.

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

The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	10/31/2019	10/31/2018	10/31/2019	10/31/2018

Beginning balance	$800	$925	$700	$925
Provision	71	77	387	219
Costs incurred	(71)	(77)	(287)	(219)
Ending balance	$800	$925	$800	$925
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

Note 15. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. We have reclassified the pension costs from selling, general and administrative expense to non-operating pension expense in the Company's Condensed Consolidated Statement of Income for the three and nine months ended October 31, 2018. This reclassification had no impact upon the reported net income. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Note 16. Delivery Costs
For the quarter ended October 31, 2019 and 2018, shipping and classroom delivery costs of approximately $7,897,000, $9,295,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
For the nine months ended October 31, 2019 and 2018, shipping and classroom delivery costs of approximately $17,154,000, $18,406,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Note 17. Subsequent Events
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

Three Months Ended October 31, 2019
For the three months ended October 31, 2019, the Company earned a pre-tax profit of $5,578,000 on sales of $66,998,000 compared to a pre-tax profit of $4,035,000 on sales of $76,809,000 in the prior year.
Net sales for the three months ended October 31, 2019 decreased by $9,811,000 or 12.8%, compared to the same period last year. The Company began the quarter with an order backlog that was more than $18 million lower than the prior year due to slow order rates for the first and second quarters. Order rates for the first six months declined by approximately 14% compared to the same period last year. Order rates for the third quarter reflected a significant improvement, increasing by over 27% compared to the same period last year. The decrease in revenue for the quarter was attributable to the reduced beginning backlog, partially offset by the increased order rate for the third quarter. Order backlog at October 31, 2019 is approximately $19.0 million and is $3 million greater than the prior year.
The third quarter results reflect continued seasonality of the Company’s business. School districts in many parts of the Country have accelerated the beginning of back to school to mid-August, impacting the summer delivery window. At the beginning of the fiscal year, the Company substantially revised its production stocking program in order to facilitate the timeliness and completeness of order fulfillment during the summer. This new production stocking program was very successful with an improvement in the timeliness of deliveries and a greater portion of orders filled in the second quarter.
In the prior year the Company was adversely affected by increased cost of commodities, particularly steel and components imported from China. In addition, the Company was adversely impacted by increased costs for labor, employee benefits, and freight. The Company anticipated continued pressure on these costs during the fiscal year ending January 31, 2020, including additional tariff related costs incurred in the second quarter of the fiscal year ending January 31, 2020. To compensate for these increased costs, the Company raised selling prices at the beginning of the year. The amount of price increase varied based upon the type of product and competitive considerations, but no product increased by less than 10%. Gross margin for the third quarter was 40.1% compared to 34.4% in the prior year. The gross margin was favorably affected by the price increase described above, partially offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.
Selling, general and administrative expenses for the three months ended October 31, 2019 decreased by $993,000 compared to the same period last year and increased as a percentage of sales to 30.6% from 28.0%. The decrease in selling, general and administrative expenses was primarily attributable to decreased freight expense.
Interest expense decreased by $27,000 for the three months ended October 31, 2019 compared to the same period last year.  The Company has borrowed less money to finance seasonal working capital in the third quarter.

Nine Months Ended October 31, 2019
For the nine months ended October 31, 2019, the Company earned a pre-tax profit of $10,177,000 on net sales of $164,250,000 compared to a pre-tax profit of $6,594,000 on net sales of $174,180,000 in the same period last year. Net sales for the nine months ended October 31, 2019 decreased by approximately $9,930,000 or 5.7% compared to the same period last year. This net decrease was primarily the result of a reduction in unit volume offset by an increase in selling prices. The Company began the year with a backlog of orders that was approximately $4.2 million greater than the prior year. Order rates for the first six months decreased by approximately 14% compared to the prior year. Order rates for the third quarter reflected a significant improvement, increasing by over 27% compared to the same period last year. Because the third quarter is traditionally a slow period for orders, strong third quarter order rates mitigated the reduction for the first two quarters, but as of October 31, 2019 orders trailed the prior year by approximately $13 million, a 7.3% reduction compared to the same period last year.

As described above the Company increased selling prices at the beginning of the year to recover increased commodity and other costs incurred during 2018. The impact of the price increase was not fully effective until the second quarter as the beginning backlog at January 31, 2019 reflected selling prices in effect prior to the price increase.
Gross margin as a percentage of sales improved to 39.4% for the nine months ended October 31, 2019 compared to 35.2% in the same period last year. The gross margin was favorably affected by the price increase described above, partially offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.

Selling, general and administrative expenses for the nine months ended October 31, 2019 decreased by approximately $186,000 compared to the same period last year and increased as a percentage of sales by 1.7%.
Interest expense increased by $312,000 for the nine months ended October 31, 2019 compared to the same period last year. The Company has borrowed slightly more money to finance seasonal working capital in the first six months of the year and increased as a result of higher interest rates.

Income Taxes for the three- and nine-months ended October 31, 2019
Income tax expense for the third quarter and nine months ended October 31, 2019 is greater than the prior year, primarily due to the increase in pre-tax income.

Liquidity and Capital Resources
Approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. During the last two months of the third quarter, the Company typically repays significant portions of the seasonal working capital borrowed to finance the summer activity. Accounts receivable increased by $4,504,000 from January 31, 2019 to October 31, 2019. This compares to prior year when accounts receivable grew by $12,896,000 during the same period. The accounts receivable balance was approximately $6.6 million lower at October 31, 2019 than at October 31, 2018 due to lower third quarter sales. The decrease in accounts receivable at October 31, 2019 compared to the January 31, 2019, was offset in part by a reduction in account payable.

For the first nine months, the Company decreased inventory by approximately $4,382,000 at October 31, 2019 compared to January 31, 2019. This compares to an increase of $613,000 during the same period last year. Inventory at October 31, 2019 was $238,000 greater than the prior year. The increase in inventory compared to the prior year is primarily due an increase in valuation due to increased commodity and tariffs costs.

Interest expense for the nine months ended October 31, 2019 is slightly higher the same period last year. Borrowings under the Company's revolving line of credit with PNC Bank were higher in the first six months of the year.

Capital spending for the nine months ended October 31, 2019 was $2,963,000 compared to $3,319,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2019, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2019 under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk related to its seasonal borrowings used to finance additional inventory and receivables. Rising interest rates may adversely affect the Company's results of operations and cash flows related to its variable-rate bank borrowings under its credit line with PNC. Accordingly, a 100-basis point upward fluctuation in PNC's base rate would have caused the Company to incur additional interest charges of approximately $77,000 and $272,000 for the three and nine months ended October 31, 2019, respectively. The Company would have benefited from a similar interest savings if the base rate were to have fluctuated downward by a like amount.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2019. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: December 13, 2019	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)