Form 10-K
period 2020-01-31
VIRCO MFG CORPORATION
filed 2020-04-30
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2020.

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-8777
VIRCO MFG. CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-1613718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2027 Harpers Way, Torrance, California	90501
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (310) 533-0474
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	VIRC	The NASDAQ Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2019, was $59 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 22, 2020, there were 15,713,549 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I
Cautionary Statement Regarding Forward-Looking Statements
This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: the impact of the COVID 19 virus on the economy, school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; transportation costs; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.
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
Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2021, 2020, 2019, and 2018 relate to the fiscal years ended January 31, 2021, 2020, 2019, and 2018, respectively.

Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 70-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA

Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; and the wide-ranging Plateau and Text Series.
Along with serving customers in the education market - which in addition to preschool through 12th grade public and private schools includes: junior and community colleges; four-year colleges and universities; trade, technical and vocational schools - Virco is a furniture and equipment supplier for convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. We also sell to wholesalers, distributors, traditional retailers and catalog retailers that serve these same markets.
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
New Products and Markets
Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We've worked with accomplished designers - such as Peter Glass and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. In addition to new product programs, our domestic factories allow the Company to respond to custom requests or modifications to existing product offerings made by our customers. Often these custom requests are incorporated into our product offering for all customers. Over the past three years, Virco has launched a substantial number of new products, including the products discussed below.
In the fiscal year ended January 31, 2018 ("fiscal" 2018"), Virco further expanded our product offerings to include products that broaden our solutions for technology, collaborative learning, higher education and multi-functional areas of the campus. The new 5700 Series Tables feature built-in wire management and were designed to support technology, training and media-savvy classrooms. Targeting higher-education, business and dining environments, our new Parison ™ Series chairs offer an elegant and refined look in 4-leg, mobile and task chairs as well as stools. The Metonymy™ Series fits well in classrooms, commons, libraries and living spaces. With its highly functional and compact design, the Metonymy set offers flexible usage including a sturdy desk with padded seat and footrest as well as a step stool, podium or standing desk. Virco’s 4000 and 5000 Series collaborative activity tables continue to fill the need for active, flexible spaces and we further broadened our line to include new shapes and sizes as well as a Floor Table Conversion Kit for the 4000 Series tables. The floor table provides a solution for allowing students to select flexible seating, including having a stable surface while sitting low to the ground.
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
For the fiscal year ended January 31, 2020 (“fiscal 2020”), we continued to refine and enhance our product lines to further address the needs of today’s modern classrooms. We extended our line of 5000 Series stand-up height activity tables broadening the selection for this option popular in flexible classrooms. To address the needs of lower elementary classrooms, adjustable-height low legs were introduced for the 5000 series activity tables as well. Providing color choices is also important to our customers. As such, we added additional colors to our edge banding offerings for our various table lines. Because mobility is essential in dynamic classrooms, we introduced our Tetra Series Student desk with casters. Keeping up with technology, we updated our power and data ports to better accommodate modern devices. Looking beyond our K-12 market, the Virco Tilt-Top Training Table provides a simple and effective solution to setting up and storing multi-use tables.
As of January 31, 2020, the Company employed approximately 825 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas. Additionally, the Company's PlanSCAPE® project management software allows its sales representatives to provide CAD layouts of classrooms, as well as classroom-by-classroom planning documents for the budgeting, acquisition and delivery of furniture, fixtures and equipment (“FF&E”).
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
The expansion of the Company's product line combined with the expansion of its services over the years has provided Virco with the ability to serve various markets including the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges; four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, internet and catalog retailers that serve these same markets.
Manufacturing and Distribution
Virco serves its customers through a well-trained, nationwide sales and support team. Virco's educational product line is marketed through an extensive direct sales force, as well as through a dealer network. In addition, Virco has a Corporate Sales Group to pursue international business wholesalers, mail order accounts and national chains. The Company also has an array of support services, including complete package solutions for the FF&E line item on school budgets; computer-assisted layout planning; transportation planning; and product delivery. Virco also now offers registered customers the ability to purchase products online through our shop.virco.com website.
Another important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco's physical facilities are designed to support its Assemble to Ship ("ATS") strategy. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during summer months.

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
Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2020 and 2019, approximately 50- 55% of the Company's total sales were delivered in June, July, and August. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.
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
Virco's principal manufactured products include:
SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills was launched in 2004 and continues to show year-over-year growth. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can also now be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to contoured I.Q.® Series classroom chairs by Richard Holbrook; comfortable, attractive Virtuoso® chairs by Charles Perry; and Analogy™ Series chairs by Peter Glass and Bob Mills. The N2 Series was designed by Virco as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.
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
To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2020.
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
Customers
Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer accounted for more than 10% of Virco's consolidated revenues during fiscal 2020 and 2019.
Raw Materials
Virco purchases steel, aluminum, plastic, polyurethane, polyethylene, polypropylene, plywood, particleboard, medium density fiberboard ("MDF"), cartons and other raw materials from many different sources for the manufacture of its principal products. Management believes the Company is not more vulnerable with respect to the sources and availability of these raw materials than other manufacturers of similar products. The Company's largest raw material cost is for steel, followed by plastics and wood.
The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly; often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2020, the Company incurred a 15% increase in tariffs related to components sourced from China. Other than the tariffs on these products, the cost of commodities was stable, and in some cases decreased slightly. In fiscal 2019, the Company was significantly affected by cost increases in commodities. In the third quarter of fiscal 2019, a 10% tariff on steel was enacted by the federal government. While Virco sources most of its steel domestically, domestic prices increased concurrently with the effective date of the tariff on foreign steel. In addition to increased steel costs, the Company incurred a 10% increase in the cost of certain plastics and an 8% increase in the cost of cartons.
In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, primarily from China, and certain components from domestic suppliers.  These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components increased by approximately 10% in July 2018, and these components were subject to an additional 10% tariff in October 2018. Costs for these components further increased by approximately 15% due to increased tariffs during second quarter ended July 2019.
The supply chain for components from China is typically interrupted for a short period of time each year during the Chinese New Year in January or February. As this is in a seasonally slow period of the Company’s business cycle and is predictable, it has not created supply chain disruptions. In 2020 the COVID-19 pandemic caused several weeks of additional supply chain disruption following the 2020 Chinese New Year. Starting in April 2020, our sources in China have been operating at a capacity level adequate to supply our requirements, and as the entire period of disruption occurred in our slow season, the Company was not materially affected. However, there can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise. In addition, our domestic suppliers of components, services and consumables used in the manufacturing process have been disrupted due to COVID-19 and may continue to be disrupted, which could result in a slowdown of our manufacturing processes and result in increased costs to us.
With respect to the Company's annual pricing contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases in commodities. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters of its fiscal year. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.
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
The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2020. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: Approximately 60% to 70% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 66% of sales in fiscal 2020 and 61% of sales in fiscal 2019. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two two-year extensions extending through 2026. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.
The Company’s education customers typically do not have logistic capabilities and more than 75% of sales are FOB destination and include freight to customer. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Approximately 90% of the Company’s freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season.
Seasonality
The educational sales market is extremely seasonal. Approximately 53% of net sales in fiscal 2020 and 52% of net sales in fiscal 2019 were delivered in June, July and August. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
Working Capital Requirements During Our “Peak” Summer Season
As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company's peak season. Because of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in raw materials and components, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during the peak summer season.
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
Other Matters
Competition
Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artco-Bell, KI Inc., Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Paragon, SICO, and Hon ("HNI"). Our competitors that purchase and re-sells furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.
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
Backlog
Sales order backlog at January 31, 2020, totaled approximately $20.7 million and approximated eight weeks of sales, compared to $21.4 million at January 31, 2019. Substantially all of the backlog will ship during the fiscal year ending January 31, 2021.
Patents and Trademarks
In the last 15 years, the United States Patent and Trademark Office (“USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.
Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco's intellectual property as well. These patents expire over the next one to 19 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco's patents are an important element of its success, Virco's business as a whole is not believed to be materially dependent on any one patent. See “Item 1A. Risk Factors: An inability to protect our intellectual property could have a significant impact on our business.”
To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 70 years.
Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.
Employees
As of January 31, 2020, Virco and its subsidiaries employed approximately 825 full-time employees across our facilities. Of this number, approximately 645 are involved in manufacturing and distribution, approximately 115 in sales and marketing and approximately 65 in administration. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. During 2020, the Company employed a range of 200 - 300 temporary workers during the months of May, June, and July, with smaller numbers immediately preceding and following these months.
Environmental Compliance
Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Substances Control Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental requirements. Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
Financial Information About Industry Segment and Geographic Areas
Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last two fiscal years, see the Company's consolidated financial statements.
During fiscal 2020, Virco derived approximately 6.4% of its revenues from customers located outside of the United States (primarily Canada).

During fiscal 2019, Virco derived approximately 6.7% of its revenues from customers located outside of the United States (primarily Canada).
The Company determines sales to these markets based upon the customers' principal place of business.
During fiscal 2020 and 2019, the Company did not have any long-lived assets outside of the United States.
Executive Officers of the Registrant
As of April 1, 2020, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2020	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	87	1990
Douglas A. Virtue (2)	President	61	2014
Robert E. Dose (3)	Senior Vice President - Chief Financial Officer, Secretary and Treasurer	63	1995
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 63 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)
Appointed President in 2014; has been employed by the Company for 34 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.

(3)	Appointed in 1995; has been employed by the Company for 29 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Secretary and Treasurer.
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
In addition, Virco makes available to its stockholders, free of charge through its Internet website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to, Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is www.virco.com

Item 1A. Risk Factors
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
The current health pandemic from the novel coronavirus (COVID-19) has adversely affected our operations and may have material adverse effects on our future business, financial condition and results of operations.
The COVID-19 pandemic has had an immediate impact on the Company’s operating activities. In March 2020, most school districts that we serve have closed their doors to students and initiated remote learning.

Virco has determined that the Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of a six-day closure of our Torrance operations, all facilities in California and Arkansas have been operating. While the Company is considered to be an essential manufacturer, not all of our domestic suppliers meet this criterion, and the Company may experience supply chain challenges from domestic suppliers depending upon the length and severity of state and local orders to shelter in place in California. In addition, there can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise. The Company believes that it is not more subject to supply chain disruptions than our competitors and is substantially less dependent upon a supply chain extending to China than many competitors in the industry.
Our sales force has been working remotely as of the date of this Annual Report, and as a general matter only physically calls on school sites when specifically invited by the district. Most school districts in the United States have closed campuses to students, and it is anticipated that many schools will remain closed for the remainder of the 2019-2020 academic year. Although schools are currently closed to instruction, district business officials are typically operating, frequently from home offices. Transactional sales of consumable supplies and smaller orders of furniture were immediately and severely impacted by the school closing and are not expected to recover until schools reopen. In addition, new school construction and renovation may be delayed due to COVID-19, although the Company is not aware of any projects scheduled for this summer that have been cancelled. With no students on campus, many school facilities may accept deliveries of furniture that otherwise may have been deferred to later dates.
The COVID-19 pandemic has materially adversely impacted the U.S. economy and the education system and is expected to continue to do so for at least the next fiscal year. The education system and education budgets are typically highly dependent on state and local tax revenues. The severity of this pandemic will materially adversely impact state and local tax revenues and result in changes in spending priorities for state and local governments, which will likely have a material adverse effect on future school budgets. The loss of state and local revenues may be substantially or partially offset by federal programs providing assistance to state governments, local governments and schools, although there can be no assurance that any federal funds could be used for capital expenditures or that the level of federal funding, if any, will be sufficient to maintain our historic order rates for school furniture. In addition, there can be no assurance that school systems in the United States will reopen or resume normal operations for the 2020-2021 academic year.
These events, among others, related to the COVID-19 pandemic could cause demand for our products to decline and competitive pricing pressures to increase, any of which would likely have a material adverse effect to our business, operating results, cash flows and financial condition.
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
In addition, medical pandemics including COVID-19, geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, which in turn would affect government revenues and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, any of which would likely adversely affect our business, operating results, cash flows and financial condition.
Gaps in state budgets may adversely affect our revenue and results of operations.
Virtually all states are required to balance their operating budgets either on an annual or biannual basis. Unlike the federal government, states cannot maintain services during an economic downturn by running a deficit. Many states are adversely impacted by underfunded retirement and health insurance obligations and face competing requests for available funding. Tax revenues and other state funds may be allocated to underfunded benefit obligations instead of education. If states in which we do business cut spending for education to address such budgetary shortfalls or for other reasons including the potential impact of COVID-19 funding, our sales in those states will likely decline and our revenue and results of operations will be adversely affected.

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
We require substantial amounts of raw materials and components to manufacture our products, which we purchase from outside sources. Materials comprised our single largest total cost. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, including the current economic disruption caused by COVID-19, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to tariffs, fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture products ordered by our customers in a timely fashion, which could have a negative impact on our reputation and could cause our sales to decline.
Increases in basic commodity, raw material and component costs could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, public health issues such as the current COVID-19 pandemic (or other future pandemics), labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and, we are unable to pass along a portion of the higher costs to our customers.
In fiscal 2020, the Company incurred a 15% increase in tariffs on product imported from China. Other than the increased tariffs, commodity costs were stable, and in some cases slightly reduced.
The Company has increased list prices for its products in fiscal 2021 in an effort to recover all reasonable anticipated increases in material costs.
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
As of the date of this Annual Report, the Company has not been adversely impacted by either the availability or cost of third-party freight as a result of the COVID-19 pandemic. However, there can be no assurance that COVID-19 will not in the future adversely affect the availability or cost to us of third-party freight, among other potential adverse effects.
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
A nationwide contract/price list, which allows schools and school districts to purchase furniture without bidding, accounts for the pricing of a significant portion of our sales. This contract/price list is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 66% of Virco's sales in fiscal 2020 and 61% of Virco's sales in fiscal 2019 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.
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
We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. Our current credit facility with PNC Bank matures on March 19, 2023. On an annual basis, we prepare a lender-approved forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Disruptions in the U.S. credit markets have caused the interest rate on prospective debt financing to widen considerably and have made financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to obtain approval of our annual forecast, make changes in our forecast or renew our credit facility upon its maturity in 2023 on favorable terms or at all. If we are unable to access or renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.
If management does not accurately forecast the Company's requirements for the peak summer season, the Company's results of operations could be adversely affected.
The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. These estimates are complicated by the economic impacts of the COVID-19 pandemic, particularly with respect to anticipated future demand and the ability to maintain our supply chain.

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
We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (“Employee Plan”), and one nonqualified pension plan. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. These factors are further complicated by the substantial intervention in the U.S. credit markets by the Federal Reserve Board and Treasury Department in response to the COVID-19 pandemic, which could have the effect of artificially reducing market interest rates.
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
There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. The economic impact and uncertainty of the COVID-19 pandemic has exacerbated this volatility in both our common stock and the overall stock markets. The limited “float” of shares available for purchase or sale of Virco stock can magnify this volatility. These broad market fluctuations may negatively affect the market price of our common stock. Some specific factors that may have a significant effect on our common stock market price include:

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 22, 2020, there were approximately 155 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,121 beneficial stockholders.
Dividend Policy
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. In March 2018, the Company entered into Amendment No. 17 to the PNC line of credit. This amendment, among other modifications, allows the Company to pay dividends or conduct stock repurchases in an amount up to $2.0 million per year. The Company paid four quarterly cash dividends of $0.015 per share in 2018. In April 2019, the Company entered into Amendment No. 20 to the PNC Revolving Credit and Security Agreement. This amendment, among other modifications, prohibits the Company from paying cash dividends or repurchasing stock commencing on February 1, 2019.
Stock Repurchases
The Company did not repurchase any shares of its stock during 2020 and 2019.
Item 6. Selected Financial Data
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2019 and are not required to provide the information under this item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Effects of COVID-19 Pandemic
The COVID-19 pandemic has had an immediate impact on the Company’s operating activities. In March 2020 most school districts we serve closed their doors to students and initiated remote learning. Many schools are not anticipated to re-open until the 2020-2021 academic year, although there can be no assurance that school systems in the United States will reopen or resume normal operations for the 2020-2021 academic year.
Virco has determined that the Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of a six-day closure of our Torrance operations, all facilities in California and Arkansas have been operating. While the Company is considered to be an essential manufacturer, not all of our domestic suppliers meet this criterion, and the Company may experience supply chain challenges from domestic suppliers depending upon the length and severity of state and local orders to shelter in place in California. In addition, there can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise. The Company believes that it is not more subject to supply chain disruptions than our competitors and is substantially less dependent upon a supply chain extending to China than many competitors in the industry.

As of the date of this Annual Report, the Company is operating its Torrance manufacturing and distribution facility on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Office employees and others who can work from home will continue to do so. Additional measures are being taken to insure adequate social distancing among employees performing essential on-site operations. Management estimates that the Torrance facility will be staffed at approximately 50% of its normal level during the next few weeks. In addition, the Company’s Conway, Arkansas facility will continue operating at full capacity to support the many school districts in the eastern two-third of the country that are still taking delivery of school furniture. As with schools in western states, many districts serviced by the Company’s Conway facility have determined it is safer to accept deliveries while students and credentialed employees are not on campus. As with the Torrance facility, additional social distancing and sanitation protocols are in force. Our sales force has been working remotely as of the date of this Annual Report, and as a general matter only physically calls on school sites when specifically invited by the district. The Company has implemented appropriate social distancing protocols throughout its facilities, and all personnel that can effectively work from home are doing so. Most school districts in the United States have closed campuses to students, and it is anticipated that many schools will remain closed for the remainder of the 2019-2020 academic year. Although schools are currently closed to instruction, district business officials are typically operating, frequently from home offices. The Company anticipates that the short-term demand for school furniture could be adversely impacted by COVID-19, but believes that demand will eventually recover as stay at home and shelter in place requirements abate and States begin to transition back to work. Transactional sales of consumable supplies and smaller orders of furniture were immediately and severely impacted by the school closing and are not expected to recover until school district offices reopen. In addition, new school construction and renovation may be delayed due to COVID-19, although the Company is not aware of any projects scheduled for this summer that have been cancelled. Our order rates through March 2020 have been comparable to the prior year. Production levels have been moderated to match demand generated by orders as received. Backlog at March 31, 2020 is slightly higher than the prior year. With no students on campus, many school facilities may accept deliveries of furniture that otherwise may have been deferred to later dates.
Executive Overview
The market for school furniture is traditionally seasonal, with approximately 50% of annual sales occurring in the months of June, July, and August. The Company has traditionally met the seasonal needs with significant overtime and by hiring seasonal temporary labor. The COVID-19 pandemic may make hiring seasonal labor more challenging than in recent years. Exceedingly generous Federal supplements to state unemployment benefits may exacerbate this challenge.
The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for education market. The Company markets and sells direct to the schools and provides project management and logistics. The Company primarily sells to schools FOB destination, with more than 75% of sales delivered FOB classroom.
As part of this integrated business model, the Company has developed several competencies to enable superior service to the markets in which Virco competes. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, delivery, project management and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment (“FF&E”) needs of the K-12 education market, enabling a school to procure all of its FF&E requirements from one source.
Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2020 and 2019, approximately 53% and 52% respectively of the Company's total sales were delivered in June, July and August. Average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.
The market and operating environment for school FF&E has been challenging for the last 18 years. The Company has seen moderate improvement in its primary market in the last four years, but spending on FF&E is well below the level experienced prior to the recession beginning in 2008. Schools suffered significant budgetary pressures from 2002 to 2005 following the “dot com” bust and post “9/11” era, followed by a recovery from 2006 - 2007. Following the recession in 2008, the industry suffered from reduced funding and severe budget shortages impacting years from 2010 through 2014.
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
Approximately 80-85% of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures, schools typically elect to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products. In recent years, there has been an improvement in state and local tax collections, and most state and local governments have seen their tax receipts return to the pre-2008 levels.
In response to the 2008 recession, passage of new bond issuances declined, and the related bond-funded project completions decreased materially for several years. In recent years, the completions of bond-funded projects have recovered from the low point subsequent to 2008, but projects remain well below the pre-2008 levels. In the recent elections, we observed an increase in bond passages. Due to the time requirement to plan and construct a new school or major remodel, there is a time lag frequently ranging from one to three years between bond passage and when the bond funding translates into furniture sales.
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
The furniture industry in general, including the market for school furniture, has been significantly impacted by low cost competition from manufacturers based in China. Competition from China increased dramatically after admission of China to the World Trade Organization in 2001. Subsequent to this date, many of our domestic manufacturing competitors closed their factories and sourced product from China. To our knowledge, no new factories or significant manufacturing enhancements were constructed to support the school furniture market during this period. Virco pursued a different strategy which exacerbated operating challenges following these events, but now leave us with what we believe to be a significant competitive advantage. During a period of robust education spending during the 1990's, the Company expanded and modernized its manufacturing and distribution facilities at the Torrance, CA and Conway, AR locations. During the last 15 years, the Company has worked continuously to significantly reduce and control its cost structure while concurrently expanding its product offering, expanding manufacturing process capabilities and more fully automating its facilities. For example, headcount of permanent employees as of January 31, 2020, was approximately 825 compared to a peak of nearly 2,950 in August 2000. Factory overhead in fiscal 2020 declined by more than 50% compared to fiscal 2001. The Company accomplished this without closing a factory and while continuing to add new production processes, including flat metal forming, and other capabilities to support its ambitious product development program. Our domestic fabrication allowed the Company to develop significant product variety, color choices and custom products that are very difficult to replicate with a supply chain extending to China. Finally, many education furniture products are bulky, with a large cube relative to the selling price. The cost of ocean freight from overseas for these bulky items offsets the cost advantages for overseas production.
The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood and energy. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. During the year ended January 31, 2018 ("fiscal 2018"), commodity costs increased throughout the year, but without volatile spikes. In the year ended January 31, 2019 ("fiscal 2019"), commodity costs were volatile, in large part due to 10% tariffs on imported steel and Chinese furniture components. During the year ended January 31, 2020 ("fiscal 2020"), the Company incurred an additional 15% increase tariffs on components sourced from China, but other commodities were stable, and in some cases slightly lower. The majority of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.

During the year ending January 31, 2021("fiscal 2021"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation and energy. Although unknown at this time, the global pandemic related to COVID-19 is expected to impact commodity costs and disrupt global and domestic supply chains.
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
Critical Accounting Policies and Estimates
This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates such estimates, including those related to valuation of inventory and related excess and obsolescence reserves, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies are as follows:
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
Self-Insured Retention: For fiscal 2020 and 2019 the Company was self-insured for product and general liability losses ranging up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence and auto liability up to $50,000 per occurrence. The Company obtains annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% for fiscal 2020 and 2019. Given the relatively short term over which the IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2021 will be comparable to the retention levels for fiscal 2020.
Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the various plans using the following discount rates for the fiscal years ended January 31:

	2020	2019
Employee Plan	3.00%	3.75%
VIP Plan	3.05%	4.00%
Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.5% return on plan assets for 2020 and 6.5% for fiscal 2019. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.
Because the plans have been frozen for many years, there is no service cost related to the plans. In fiscal 2019, due to a large number of lump-sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company did not incur settlement costs in fiscal 2020.
Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $6.6 million. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for all plans.
Deferred Tax Assets and Liabilities: The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740 Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance of $1,183,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2020, the Company has net operating loss carryforwards of approximately $9,499,000 for federal and $26,098,000 for state income tax purposes, expiring at various dates through January 31, 2039.
Results of Operations (fiscal 2020 vs. 2019)
Financial Highlights
The Company earned a pre-tax profit of $2,727,000 on net sales of $191,063,000 for fiscal 2020, compared to pre-tax loss of ($1,117,000) on net sales of $200,716,000 in fiscal 2019. Pre-tax profit improved by $3,844,000. Net income / (loss) per diluted share improved to a profit of $0.15 for fiscal 2020, compared to a loss of ($0.10) in the prior year. Cash flow provided by operations was $9,759,000 in fiscal 2020, compared to $2,363,000 in fiscal 2019.
Net Sales
Virco's net sales decreased by 4.8% in fiscal 2020 to $191,063,000 compared to $200,716,000 in fiscal 2019. The decrease in net sales was attributable to a 18% reduction in volume partially offset by an increase in selling prices.
In fiscal 2019, Virco incurred significant cost increases related to increased raw material costs, primarily driven by tariffs on steel and imported components sourced from China. In addition, the Company increased compensation for factory employees in response to minimum wage and other market conditions. At the beginning of fiscal 2020, the Company raised prices in order to recover these cost increases in addition to anticipated tariff and cost increases in fiscal 2020.
For fiscal 2021, the COVID-19 pandemic is creating significant uncertainty as state and local government revenues will be severely impacted and spending priorities will be re-evaluated. The revenue shortfall may be offset significantly or in part by a variety of federal government programs. The Company anticipates that the budgetary challenges for state and local governments will continue to affect our growth in net sales. The Company intends to modestly increase selling prices to recover increased commodity costs and the costs related to employee compensation and benefits. The increased costs may have an adverse impact on our sales volume. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. The Company plans to increase selling prices to recover increased costs of commodities and to improve gross margins. To increase or maintain market share during fiscal 2021, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year will be impacted by the COVID-19 pandemic. Demand for project business is anticipated to be stable. Short term transactional business may decline while schools are closed. The potential impact of Government stimulus programs and possible failures of competitors cannot be reasonably estimated as of the date of this report.
Cost of Sales
Cost of sales was 62.5% of net sales in fiscal 2020 and 66.6% of sales in fiscal 2019.  The decrease in cost of sales as a percentage of sales was primarily attributable to increased selling prices, partially offset by an increase in manufacturing overhead variances related to reduced levels of production. In the first quarter of fiscal 2020, the Company increased selling prices to recover increased costs incurred in fiscal 2019. With the exception of an additional 15% tariff on Chinese raw material components in fiscal 2020, the cost of commodities was reasonably stable. The Company incurred a reduction in unit sales volume, which increased manufacturing overhead variances offsetting a portion of the price increase.
During fiscal 2021, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy and tariffs due to potential macroeconomic events, including the global pandemic caused by COVID-19. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2021. For more information, please see the section below entitled “Inflation and Future Change in Prices.”
Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for fiscal 2020, increased as a percentage of net sales by approximately 2.1% to $65,726,000 compared to $64,751,000 in fiscal 2019 and increased as a percentage of net sales to 34.4% in fiscal 2020 from 32.3% in fiscal 2019. Service costs, including warehousing, freight and classroom delivery costs decreased $1,201,000 but increased by 0.1% as a percentage of net sales. The slight increase in costs as a percentage of net sales was driven by the Company’s efforts to improve upon service levels provided to our customers. Selling costs increased in dollars and as a percentage of sales compared to the prior year. Increased selling costs were attributable to additional selling and support resources. G&A spending decreased in terms of dollars but increased slightly as a percentage of net sales. G&A spending included a management bonus provision of approximately $714,000 in fiscal 2020. No bonus was paid in fiscal 2019. Interest expense was $271,000 higher in fiscal 2020 compared to fiscal 2019 because of increased interest rates.
Provision for Income Taxes
The Company has a partial valuation allowance of $1,183,000 against certain state deferred tax assets that the Company does not believe is more-likely-than-not to be realized. At January 31, 2020, the Company has net operating loss carryforwards of approximately $9,499,000 for federal and $26,098,000 for state income tax purposes, expiring at various dates through January 31, 2039.

For fiscal 2020 the effective tax rate was 12.7%. This rate was primarily attributable to an adjustment to valuation allowance on certain components for the federal and state net operating loss.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).  The Company has performed an initial analysis of the impact of the CARES Act and have determined that the impact would not be significant. There were several provisions of the CARES Act that impact Company's fiscal 2020 tax filings, but were not included in the determination of the tax provision due to the date of enactment after January 31, 2020. The CARES Act provides single-employer pension companies additional time to meet the funding obligations. The Company intends to defer the timing of finding contributions to a new due date of January 1, 2021. Consequently, the tax deduction related to such contributions will be deferred until the funding payment is made. The CARES Act also modifies the limitation for business interest expense deduction.  The new limitation has increased from 30 to 50 percent of adjusted taxable income. As of the issuance of this report, the Company continues to evaluate the impact of the CARES Act.
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. In fiscal 2019, the Company incurred severe and sudden increase in material and component costs. In the third quarter, the federal government imposed a total 10% tariff on imported steel. The Company purchases the majority of its steel from domestic sources, but the cost of domestic steel increased concurrently with the effective date of the tariffs on foreign steel. During the summer, the cost of imported components increased by as much as 15%, primarily due to increased costs incurred by suppliers in China. In October 2018, a 10% tariff was imposed on Chinese furniture and raw material components. In fiscal 2020 the Company incurred an additional 15% tariff on components sourced from China, but other commodity costs were stable, and in some cases slightly reduced.
For fiscal 2021, the Company anticipates continued volatility in costs, particularly with respect to certain raw materials, transportation, and energy. Anticipated adverse volatility for fiscal 2021 could be severe in light of tariffs imposed or threatened on imported commodities and disruptions caused by COVID-19 upon our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Subsequent to 2010, many carriers went out of business or were required to reduce the size of their fleets due to economic conditions and have not increased their fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2020, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation. Virco has aggressively addressed these costs by controlling headcount, freezing pension benefits and passing on a portion of increased medical costs to employees.
To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2021. Due to current economic conditions, the Company anticipates continued significant price competition in fiscal 2021 and may not be able to raise prices without risk of losing market share. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for fiscal 2021, as a percentage of sales, could be higher than in fiscal 2020. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials and searching for new sources of purchased components and raw materials.
Liquidity and Capital Resources
Working Capital Requirements
Virco addresses liquidity and working capital requirements in the context of short-term seasonal requirements and long-term capital requirements of the business. The Company's core business of selling furniture to publicly-funded educational institutions is extremely seasonal. The seasonal nature of this business permeates most of Virco's operational, capital and financing decisions.
The Company's working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco's assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the fourth quarter of the prior year and first quarter of current year, developing a stocking plan and estimating the number of employees, the amount of raw materials and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may affect profitability. On an on-going basis, management evaluates such estimates, including those related to market demand, labor costs and inventory levels, and continually strives to improve Virco's ability to correctly forecast business requirements during the peak season each year.
As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2020 and 2019.
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
Line of Credit
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (“Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended a number of times subsequent, including through Amendment No. 19 in March 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023, increased the maximum availability under the Credit Agreement to $65,000,000, modified, eliminated or waived covenants, amended seasonal advances and established a $2,000,000 line for equipment financing.
The Credit Agreement provides the Borrowers with a secured revolving line of credit (“Revolving Credit Facility”) of up to $65,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Credit Agreement provides an Equipment Line for purchases of equipment up to $2,000,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 for the period from December to July of each year minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to certain prepayment penalties upon earlier termination of the Revolving

Credit Facility. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.
The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the adjusted EBITDA (as defined in the Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2020 was 6.0%.
In March 2018, the Company amended the Credit Agreement increasing the limit on dividends and stock repurchases to $2.0 million. As the result of the Company’s non-compliance with certain covenants of the Credit Agreement at January 31, 2019, described below, the Company entered into Amendment No. 20 in April 2019 that eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019 and ending January 31, 2020. In addition, the Credit Agreement contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole.
The Credit Agreement requires the Company to maintain compliance with a minimum fixed charge coverage ratio. As of January 31, 2019, the Credit Agreement required the Company to maintain: (i) a minimum fixed charge coverage ratio of at least 1.10 to 1.00 for the four consecutive fiscal quarters ended January 31, 2019. The actual results of the Company with respect to the foregoing financial covenant for the period ended January 31, 2019 were as follows: (i) the Company maintained a fixed charge coverage ratio of greater than 0.96 to 1.00 for the four consecutive fiscal quarters ended January 31, 2019. Because the actual fixed charge coverage ratio did not meet the covenant, the Company violated its covenant at January 31, 2019. In April 2019, the Company entered into Amendment No. 20 to the Credit Agreement that waived the event of default at January 31, 2019 and amended the future minimum fixed charge coverage ratio covenant (as defined by the Credit Agreement) for fiscal 2020 and amended the minimum EBITDA covenant for the quarter ended April 30, 2019. The amended agreement requires the Company to maintain: (i) a minimum fixed charge coverage ratio as follows: (a) for the consecutive two fiscal quarter period ended July 31, 2019, 2.25 to 1.00, and (b) for each consecutive four fiscal quarter period ending thereafter, 1.10 to 1.00; and (ii) EBITDA of not less than negative $5,000,000 for the three consecutive fiscal month period ended on April 30, 2019. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ended April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ended July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ended July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ended January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. The Company was in compliance with all quarterly debt covenants for the fiscal year ended January 31, 2020. We anticipate that based on our current operating plan for the next twelve months, we will remain in compliance with the covenants under the Credit Agreement. However, we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations given the inherent uncertainty as to when the COVID-19 pandemic will end, and businesses and schools will begin operations.
In addition, the Credit Agreement, in effect as of January 31, 2020, contains a clean-down provision that requires the Company to reduce borrowings under the line of credit to less than $10,000,000 for a period of 30 consecutive days during the Company’s fourth fiscal quarter of each fiscal year. The clean-down provision allows the Company to maintain the minimum outstanding balance of $10,000,000 to be carried on an uninterrupted period extending beyond one year and ultimately due at the schedule maturity date in March 2023. The Company believes that normal operating cash flow will allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.
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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $19,936,000 was available for borrowing as of January 31, 2020.
Long-Term Capital Requirements
In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.
The Company dramatically reduced capital spending and capital expenditures below depreciation from 2002 through 2017. Capital expenditures increased materially in fiscal 2018, primarily due to the $7.2 million acquisition of a component manufacturing facility. This facility had previously been occupied under operating leases. Upon purchase of the building, annual depreciation expense for the building is anticipated to be approximately $300,000 per year less than current rent expense. Annual debt service payments are anticipated to be approximately $300,000 per year less than current rent expense. Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of no more than $5,000,000 for fiscal 2021. Our Revolving Credit Facility with PNC Bank provides a line for equipment and covenants allow for anticipated capital expenditures for fiscal 2021.
Retirement Obligations
The Company provides retirement benefits to employees under two defined benefit retirement plans; the Employee Plan and the VIP Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank ("Trustee"). The other plan is non-qualified retirement plan. Benefits payable under the VIP Plan are secured by life insurance policies and securities held in a rabbi trust. The Company obtains annual actuarial valuations for retirement plans.
Because the plans have been frozen for many years, there is no service cost related to the plans. In recent years, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred $538,000 of settlement costs in fiscal 2019. The Company did not incur settlement costs in fiscal 2020. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $954,000 in 2020 and $1,080,000 in 2019.
Contributions during fiscal 2021 will depend upon actual investment results and benefit payments but are anticipated to be approximately $1.0 million. At January 31, 2020, accumulated other comprehensive loss of approximately $14.3 million, net of tax, is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2020, a 1% reduction in investment return would have increased expense by approximately $221,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $167,000.

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
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2020 reflects additional paid-in capital of approximately $119 million and accumulated deficit of approximately $50 million. Other than the losses incurred during 2004-2006, 2011-2014 and 2018-2019 the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Environmental and Contingent Liabilities
Environmental Compliance
Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program ("WRAP") honoree; recognition by the United States Environmental Protection Agency in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com.
In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy furniture models and Textameter instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Control Substances Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.
In fiscal 2020 and 2019, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence and auto liability up to $50,000 per occurrence. In prior years the Company has been self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2020, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.
The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2020 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements & Contractual Obligations
The Company did not enter into any material off-balance sheet arrangements during fiscal 2020, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2020.

New Accounting Pronouncements
See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2020 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation and subsidiaries (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the two fiscal years in the period ended January 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective February 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Deloitte & Touche LLP

Los Angeles, California
April 30, 2020
We have served as the Company's auditor since 2018.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2020	2019
	(In thousands, except share and par value data)
Assets
Current assets
Cash	$1,150	$738
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2020 and 2019)	11,762	13,253
Other receivables	57	40
Income tax receivable	298	175
Inventories, net	43,329	47,289
Prepaid expenses and other current assets	1,746	1,616
Total current assets	58,342	63,111
Property, plant and equipment
Land	3,731	3,731
Land improvements	717	688
Buildings and building improvements	51,200	51,176
Machinery and equipment	110,610	108,253
Leasehold improvements	990	830
Total property, plant and equipment	167,248	164,678
Less accumulated depreciation and amortization	127,351	122,758
Net property, plant and equipment	39,897	41,920
Operating lease right-of-use assets	21,325	—
Deferred income tax assets, net	11,230	9,598
Other assets	8,198	8,484
Total assets	$138,992	$123,113
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2020	2019
	(In thousands, except share and par value data)
Liabilities
Current liabilities
Accounts payable	$10,587	$17,760
Accrued compensation and employee benefits	6,392	4,568
Current portion of long-term debt	878	5,504
Current portion operating lease liability	3,654	—
Other accrued liabilities	3,607	4,293
Total current liabilities	25,118	32,125
Non-current liabilities
Accrued self-insurance	1,410	1,190
Accrued retirement benefits	21,310	14,487
Income tax payable	70	45
Long-term debt, less current portion	15,818	15,910
Operating lease liability, less current portion	19,787	—
Other long-term liabilities	661	2,329
Total non-current liabilities	59,056	33,961
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $.01 par value; issued and outstanding 15,713,549 shares in 2020 and 15,541,956 shares in 2019	157	155
Additional paid-in capital	118,782	118,106
Accumulated deficit	(49,810)	(52,192)
Accumulated other comprehensive loss	(14,311)	(9,042)
Total stockholders’ equity	54,818	57,027
Total liabilities and stockholders’ equity	$138,992	$123,113
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Operation

	Year ended January 31,
	2020	2019
	(In thousands, except per share data)
Net sales	$191,063	$200,716
Costs of goods sold	119,388	133,635
Gross profit	71,675	67,081
Selling, general and administrative expenses	65,726	64,751
Loss (gain) on sale of property, plant & equipment	34	(1)
Operating income	5,915	2,331
Pension expense	726	1,257
Interest expense, net	2,462	2,191
Income (loss) before income taxes	2,727	(1,117)
Income tax expense	345	497
Net income (loss)	$2,382	$(1,614)

Net income (loss) per common share:
Basic	$0.15	$(0.10)
Diluted	$0.15	$(0.10)
Weighted average shares outstanding:
Basic	15,590	15,421
Diluted	15,694	15,421

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Loss

	Years ended January 31,
	2020	2019
	(In thousands)
Net income (loss)	$2,382	$(1,614)
Other comprehensive (loss) income
Pension adjustments (net of tax benefit (expense) $1,840 and ($76) in 2020 and 2019, respectively)	(5,269)	217
Comprehensive loss	$(2,887)	$(1,397)

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2018	15,357,457	$154	$117,465	$(49,648)	$(9,259)	$58,712
Net loss	—			(1,614)	—	(1,614)
Pension adjustments, net of tax expense of $76	—	—	—	—	217	217
Cash dividends	—			(930)	—	(930)
Shares vested	184,499	1	(267)	—	—	(266)
Stock compensation expense	—	—	908	—	—	908
Balance at January 31, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—	—	—	2,382	—	2,382
Pension adjustments, net of tax benefit of $1,840	—	—	—	—	(5,269)	(5,269)
Shares vested	171,593	2	(248)	—	—	(246)
Stock compensation expense	—	—	924	—	—	924
Balance at January 31, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2020	2019
	(In thousands)
Operating activities
Net income (loss)	$2,382	$(1,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,769	5,791
Non-cash lease expense	341	—
Provision for doubtful accounts	83	(3)
Loss (gain) on sale of property, plant and equipment	34	(1)
Deferred income taxes	209	419
Stock-based compensation	924	908
Defined benefit plan, recognized net loss due to settlements	—	538
Amortization of net actuarial loss for pension plans	776	795
Changes in operating assets and liabilities:
Trade accounts receivable	1,408	(1,868)
Other receivables	(17)	(10)
Inventories	3,960	(5,232)
Income taxes	(97)	(3)
Prepaid expenses and other current assets	215	(79)
Accounts payable and accrued liabilities	(6,228)	2,722
Net cash provided by operating activities	9,759	2,363
Investing activities
Capital expenditures	(4,216)	(5,395)
Proceeds from sale of property, plant and equipment	17	3
Proceeds for life insurance	5	5
Investments in life insurance	(64)	(61)
Net cash used in investing activities	(4,258)	(5,448)
Financing activities
Proceeds from long-term debt	39,770	54,711
Repayment of long-term debt	(44,488)	(49,978)
Tax withholding payments on share-based compensation	(246)	(265)
Payment on deferred financing costs	(125)	(249)
Cash dividend paid	—	(930)
Net cash (used in) provided by financing activities	(5,089)	3,289

Net increase in cash	412	204
Cash at beginning of year	738	534
Cash at end of year	$1,150	$738

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,462	$2,191
Income tax, net of refunds	81	96
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2020
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 70 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
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
Fiscal Year End
Fiscal years 2020 and 2019 refer to the fiscal years ended January 31, 2020 and 2019, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2020 and 2019. Foreign net sales were approximately 6.4% and 6.7% of the Company’s net sales for fiscal years 2020 and 2019, respectively.
No single customer accounted for more than 10% of the Company’s accounts receivable at January 31, 2020 or 2019. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets.

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31:

	2020	2019
Finished goods	$15,401	$15,908
Work In Process	15,957	18,820
Raw materials	11,971	12,561
Inventories, net	$43,329	$47,289

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

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $1,960,000 and $2,145,000 for fiscal years ended January 31, 2020 and 2019, respectively. Property, plant and equipment purchased during the year that remains unpaid as of January 31, 2020 and 2019 was $173,000 and $593,000, respectively.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $186,000 and $179,000 at January 31, 2020 and 2019, respectively.

	January 31,
	2020	2019
Balance at beginning of period	$179,000	$170,000
Decrease in obligation	—	—
Accretion expense	7,000	9,000
Balance at end of period	$186,000	$179,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2020 and 2019.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the dilutive effect of stock award grants. The following table sets forth the computation of basic and diluted loss per share:

	January 31,
	2020	2019
	(In thousands, except per share)
Numerator
Net income (loss)	$2,382	$(1,614)
Denominator
Weighted-average shares — basic	15,590	15,421
Dilutive effect of common stock equivalents from equity incentive plans	104	—
Weighted-average shares — diluted (a)	$15,694	$15,421
Net income (loss) per common share
Basic	$0.15	$(0.10)
Diluted	0.15	(0.10)
(a) For fiscal year 2019, approximately 149,000 shares of common stock equivalents were excluded in the computation of diluted net income per share, as the effect would be anti-dilutive since the Company reported a net loss.
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2020 and 2019, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2020 and 2019.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs for the years ended January 31, 2020 and 2019 of $1,030,000 and $1,134,000, respectively, and are expensed as incurred. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheet at January 31, 2020 and 2019, were $300,000 and $254,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $800,000 and $700,000 as of January 31, 2020 and 2019, respectively, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve was $325,000 as of January 31, 2020 and 2019 and included in other accrued liabilities in the accompanying consolidated balance sheets.
Self-Insurance
In fiscal 2020 and 2019, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in fiscal 2020 and 4.00% in fiscal 2019.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends affected the equity section of the balance sheet. When the Company recorded a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration was reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2020 reflects additional paid-in capital of approximately $119 million and accumulated deficit of approximately $50 million. Other than the losses incurred during 2004-2006, 2011-2014 and 2018-2019, the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Accumulated Other Comprehensive (Loss) Income, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income for the years ended January 31, 2020 and 2019:

	January 31,
(in thousands)	2020	2019
Balance as of beginning of year	$(9,042)	$(9,259)

Other comprehensive (loss) income before reclassifications	(6,045)	(1,116)
Amounts reclassified from AOCI	776	1,333
Net current period other comprehensive income	(5,269)	217

Balance as of end of year	$(14,311)	$(9,042)

The reclassifications out of accumulated other comprehensive (loss) income of $776,000 and $1,333,000 for the years ended January 31, 2020 and 2019, respectively, related to amortization of actuarial losses and settlements.

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
Delivery Costs
For the fiscal years ended January 31, 2020 and 2019, shipping and classroom delivery costs of approximately $20,552,000, $22,150,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

Adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $23.9 million and $25.6 million respectively, as of February 1, 2019. The difference between the ROU assets and lease liabilities was due to previous deferred rent balances that were removed and offset against the ROU asset under ASC 842. The adoption of this standard did not materially impact our consolidated statement of operations, shareholders’ equity or cash flows. See Note 7 for additional disclosures.

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease ROU assets and operating lease liabilities in the consolidated balance sheet. The Company does not have any finance leases, as a lessee, and no long-term leases for which it is the lessor.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the reasonably certain lease term. As most of the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date, such as the lease term and Company specific risk premium, in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and reduced by lease incentives, such as tenant improvement allowances. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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
Recently Issued Accounting Updates But Not Yet Adopted:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application. The new standard becomes effective for the Corporation in fiscal 2021. The Corporation is currently evaluating the effect the standard will have on consolidated financial statements and related disclosures.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. We do not expect this new standard to have a significant impact to our disclosures.

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
3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2020	2019
Revolving credit line	$9,969	$14,858
Other	6,727	6,556
Total debt	16,696	21,414
Less current portion	878	5,504
Non-current portion	$15,818	$15,910

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended twenty times since it’s origination in 2011 through fiscal 2020 which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January 1 through July 31 of each year, minus undrawn amounts of letters of credit and reserves. The Credit Agreement is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Credit Agreement bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the adjusted EBITDA (as defined in the Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2020 was 6.00%.
In March 2019, the Company entered into Amendment No. 19 which, among other things, (i) increased the Maximum Revolving Advance Amount to $65,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, (ii) increased seasonal advance to $15,000,000 from January to July of each year, (iii) increased equipment loan to $2,000,000, (iv) to reduce borrowings under the line to less than or equal to $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year (“clean-down provision”). In connection with Amendment No. 19, the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $24,000. The clean-down provision allows the Company to maintain a minimum outstanding balance to be carried on an uninterrupted period extending beyond one year and ultimately due at the schedule maturity date in March 2023. The Company believes that normal operating cash flow will allow it to meet the clean-down provision requirement with no adverse impact on the Company's liquidity.
Events of default (subject to certain cure periods and other limitations) under the Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Credit Agreement), (vii) the invalidity of loan documents pertaining to the Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or fifteen consecutive days during any other time, subject to certain conditions. For the year ended January 31, 2020, the Company was in compliance with the covenants. For the year ended January 31, 2019, the Company was in violation of the minimum fixed charge coverage ratio resulting in an Event of Default.
In April 2019, the Company entered into Amendment No. 20 which, among other things, waived a covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock commencing on February 1, 2019. The fixed charge coverage ratio is as follows: (i) for the consecutive two fiscal quarter period ended July 31, 2019, 2.25 to 1.00, and (ii) for each consecutive four fiscal quarter period of Borrowers ending thereafter, 1.10 to 1.00. Minimum EBITDA for the three consecutive fiscal month period ended on April 30, 2019, may not be less than (negative) $5,000,000. In addition, certain restrictions were placed upon the Company’s capital expenditures limiting the amount: (a) in the first fiscal quarter ended April 30, 2019 in an aggregate amount in excess of $900,000, (b) in the consecutive two fiscal quarter periods ended July 31, 2019 in an aggregate amount in excess of $1,900,000, (c) in the consecutive three fiscal quarter period ended October 31, 2019 in an aggregate amount in excess of (i) $3,900,000, if an only if, the Borrowers’ EBITDA for the consecutive two fiscal quarter period ended July 31, 2019 exceeds $8,500,000 or (ii) $2,900,000 if Borrowers’ EBITDA for such period is less than or equal to $8,500,000 and (d) in the consecutive four fiscal quarter period ended January 31, 2020 or any fiscal year thereafter, in an aggregate amount for all Borrowers in excess of $8,000,000. In connection with Amendment No. 20 the Borrowers also agreed to pay to PNC Bank a non-refundable fee of $125,000. As of January 31, 2020, the Company was in compliance with these covenants.

Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $19,936,000 was available for borrowing as of January 31, 2020.
As of January 31, 2020, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2021	$878
2022	10,967
2023	229
2024	238
2025	248
Thereafter	4,136
Management believes that the carrying value of debt approximated fair value at January 31, 2020 and 2019, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested on January 31, 2020 and 2019.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $3,384,000 and $3,469,000 at January 31, 2020 and 2019, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $8,919,000 and $9,102,000 at January 31, 2020 and 2019, respectively.
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
The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rate ranges for the Employee Plan and the VIP Plan 3.0% - 3.05% and 3.75% - 4.0% at January 31, 2020 and 2019, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2013, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2020 or 2019.
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
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 50% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2020, approximately 12% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2020 and 2019, the amount of the plan assets invested in bond or short-term investment funds was 16% and 16%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $954,000 in fiscal 2020 and $1,080,000 in fiscal 2019. Contributions during fiscal 2021 will depend upon actual investment results and benefit payments but are anticipated to be approximately $0.6 million. At January 31, 2020, accumulated other comprehensive loss of approximately $14.3 million, net of tax, is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2020, a 1% reduction in investment return would have increased expense by approximately $221,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $167,000.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2020 and 2019:

	Combined Employee Retirement Plans
	1/31/2020	1/31/2019
Change in Benefit Obligation
Benefit obligation at beg. of year	$36,299	$40,181
Service cost	—	—
Interest cost	1,382	1,459
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	8,280	(2,044)
Plan settlement	—	(2,176)
Benefits paid	(2,669)	(1,121)
Benefit obligation at end of year	$43,292	$36,299
Change in Plan Assets
Fair value at beg. of year	$23,527	$27,259
Actual return on plan assets	1,806	(1,557)
Company contributions	990	1,122
Settlements	—	(2,176)
Benefits paid	(2,669)	(1,121)
Fair value at end of year	$23,654	$23,527
Funded Status
Unfunded status of the plans	$(19,638)	$(12,772)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(314)	$(322)
Non-current liabilities	(19,324)	(12,450)
Accrued benefit cost	$(19,638)	$(12,772)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	(19,638)	(12,772)
Accumulated other compensation loss	15,427	8,319
Net amount recognized	$(4,211)	$(4,453)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss	$15,427	$8,319
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$15,427	$8,319

	Combined Employee Retirement Plans
	1/31/2020	1/31/2019
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$7,885	$1,039
Prior service cost	—	—
Amortization of loss	(776)	(1,333)
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive income (loss)	$7,109	$(294)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss	1,872	706
	$1,872	$706
Supplemental Data
Projected benefit obligation	$43,292	$36,299
Accumulated benefit obligation	43,292	36,299
Fair value of plan assets	23,654	23,527
Components of Net Cost
Service cost	$—	$—
Interest cost	1,382	1,459
Expected return on plan assets	(1,432)	(1,535)
Amortization of transition amount	—	—
Recognized (gain) loss due to settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	776	1,333
Benefit cost	$726	$1,257
Estimated Future Benefit Payments
FYE 01-31-2021	$6,114
FYE 01-31-2022	2,992
FYE 01-31-2023	2,641
FYE 01-31-2024	2,549
FYE 01-31-2025	3,067
FYE 01-31-2026 to 2030	11,960
Total	$29,323
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	3.00% - 3.05%	3.75% - 4.0%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.10%	4.25%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2020 and 2019. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2020 and 2019 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2020	1/31/2019
Level 1 Measurement
Common Stock	10,080	9,345
Principal Money Market	799	—
PNC Govt Money Fund	175	630
Vanguard INTM Term Investment	250	283
Vanguard LT Investment	1,161	1,304
Ishares Russell 2000	1,560	1,672
Ishares Russell MID-CAP	1,850	1,890
Ishares Emerging Markets	1,103	1,130
Ishares MCSI RAFE	1,577	1,534
Ishares S&P Index	2,252	2,895
Vanguard INTM Term Treasury	250	281
Vanguard LT Treasury	1,183	1,279
Total Level 1 Investments	$22,240	$22,243

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $1,414,000 and $1,284,000 as of January 31, 2020 and January 31, 2019, respectively, and is not included in the table above. In relation to this investment, there is no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.
401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2020 and 2019, the plan held 706,654 shares and 648,565 shares of the Company’s common stock, respectively. Effective January 1, 2018, the Company initiated an employer match. For the fiscal years ended January 31, 2020 and 2019, the compensation costs incurred for employer match was $765,000 and $738,000, respectively.
Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $2,250,000. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $1,906,000 and $2,098,000 at January 31, 2020 and 2019, respectively. Death benefits payable under the policies were approximately $3,902,000 and $4,256,000 at January 31, 2020 and 2019, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2020 and 2019:

	1/31/2020	1/31/2019
Liability beginning of year	$2,037,000	$2,088,000
Accretion expense	49,000	49,000
Death benefits paid	(100,000)	(100,000)
Liability end of year	$1,986,000	$2,037,000
5. Stock-Based Compensation
Stock Incentive Plans
The Company's has one stock plan, the 2011 Employee Stock Incentive Plan (the “2011 Plan”). Under the 2011 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees and non-employee directors in the form of stock options or awards. Restricted stock awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. There were 547,385 awards granted and 223,555 awards were vested during fiscal 2020. As of January 31, 2020, there were approximately 804,892 awards available for future issuance under the 2011 Plan.
Accounting for the Plans
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2020		2019
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price
Outstanding at beginning of year	501,155	$4.44	692,404	$4.25
Granted	547,385	4.38	55,555	4.49
Exercised	(223,555)	4.45	(226,804)	4.63
Forfeited	(84,000)	4.51	(20,000)	4.01
Outstanding at end of year	740,985	4.54	501,155	4.44
Weighted-average fair value of restricted stock units granted during the year		4.38		4.49
The aggregate fair value of restricted stock awards vested during fiscal years 2020 and 2019 was $994,820 and $1,050,103, respectively. The Company recognized compensation expense, net of forfeitures, for the restricted stock awards of $924,000 and $907,000 for fiscal 2020 and 2019, respectively. The Company records forfeitures as incurred.
The weighted-average grant-date fair value of restricted stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant-date fair value of restricted stock awards granted in fiscal 2020 and 2019 was $4.38 per share and $4.49 per share, respectively.
As of January 31, 2020, there was $2.7 million of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.92 years.
To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2020 and 2019, the Company withheld 55,792 and 57,456 common shares, respectively, with a total value of approximately $0.3 million each year. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

6. Income Taxes
The income tax expense for the last two years is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, 2020 and 2019, respectively, as follows (in thousands):

	2020	2019
Statutory	$585	$(235)
State taxes (net of federal tax)	400	186
Change in valuation allowance	(573)	831
State rate adjustment	(291)	(222)
Change in unrecognized tax benefits	20	1
Stock Compensation	(28)	(46)
Tax cuts and jobs act	—	(15)
Expirations of attributes	345	28
Permanent differences	(17)	8
Return to provision	(96)	(39)
Income tax expense	$345	$497
Significant components of the expense for income taxes attributed to continuing operations are as follows for the years ended January 31 (in thousands):

	2020	2019
Current
Federal	$—	$(24)
State	136	102
	136	78
Deferred
Federal	442	(247)
State	340	(165)
	782	(412)
Change in valuation allowance	(573)	831
	209	419
Income tax expense	$345	$497
Deferred tax assets and liabilities are comprised of the following as of January 31 (in thousands):

	2020	2019
Deferred tax assets
Accrued vacation and sick leave	$1,264	$892
Retirement plans	5,448	2,748
Insurance reserves	443	381
Warranty	207	182
Net operating loss carryforwards	3,658	5,303
Right of use liabilities	6,067	—
Inventory	1,175	1,320
Business interest expense limitation	224	540
Other	301	765
	$18,787	$12,131
Deferred tax liabilities
Tax in excess of book depreciation	$(802)	$(720)
Right of use assets	(5,519)	—
Other	(53)	(57)
	$(6,374)	$(777)
Valuation allowance	(1,183)	(1,756)
Net long term deferred tax asset	$11,230	$9,598

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has a valuation allowance of $1,183,000 against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize. At January 31, 2020, the Company has net operating loss carryforwards of approximately $9,499,000 for federal and $26,098,000 for state income tax purposes, expiring at various dates through January 31, 2039.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31 (in thousands):

	2020	2019
Balances as of February 1,	$38	$38
Increases related to prior year tax positions	8	—
Decreases related to prior year tax positions	—	(2)
Increases related to current year tax positions	18	8
Decreases relating to settlements with taxing authorities	—	—
Decreases related to lapsing of statute of limitations	(4)	(6)
Balance as of January 31,	$60	$38
At January 31, 2020, the Company’s unrecognized tax benefits associated with uncertain tax positions were $60,000, of which $47,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $10,000 at January 31, 2020, and $6,000 at January 31, 2019. The years ended January 31, 2016 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is currently under IRS examination for fiscal year ended January 31, 2016. The Company is not currently under state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2020, it is reasonably possible that unrecognized tax benefits will decrease by $5,000 within the next 12 months due to the expiration of the statute of limitations.

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

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").  The Company has performed an initial analysis of the impact of the CARES Act and have determined that the impact would not be significant. There were several provisions of the CARES Act that impact Company's fiscal 2020 tax filings, but were not included in the determination of the tax provision due to the date of enactment after January 31, 2020.

The CARES Act provides single-employer pension companies additional time to meet the funding obligations. The Company intends to defer the timing of finding contributions to a new due date of January 1, 2021. Consequently, the tax deduction related to such contributions will be deferred until the funding payment is made. The CARES Act also modifies the limitation for business interest expense deduction.  The new limitation has increased from 30 to 50 percent of adjusted taxable income. As of the issuance of this report, the Company continues to evaluate the impact of the CARES Act.

7. Leases and Commitments

The Company has operating leases on real property, equipment, and automobiles that expire at various dates. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases, as a lessee. Beginning on the first day of fiscal 2020, the Company adopted ASC 842 to account for its leases. Pursuant to ASC 842, the Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 30, 2025. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset ("ROU asset"), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In accordance with ASC 842, quantitative information regarding our leases is as follows:

Twelve-Months Ended
1/31/2020
(in thousands)

Operating lease cost	$5,435
Short-term lease cost	149
Short-term sublease income	(40)
Variable lease cost	892
Total lease cost	$6,436

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$5,435,000
Right-of-use assets obtained in exchange for new lease liabilities	$1,613,000
Weighted-average remaining lease term (years)	4.95
Weighted-average discount rate	6.38%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2020, are as follows:

Operating Lease
Year ending January 31,
2021	$5,030
2022	5,636
2023	5,193
2024	5,192
2025	5,347
Thereafter	1,340
Remaining balance of lease payments	$27,738

Short-term lease liabilities	$3,654
Long-term lease liabilities	19,787
Total lease liabilities	$23,441

Difference between undiscounted cash flows and discounted cash flows	$4,297

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of January 31, 2019 were as follows (in thousands):

Year ending January 31,
2020	$5,045
2021	4,405
2022	5,041
2023	5,040
2024	5,192
Thereafter	6,687
Total minimum lease payments	$31,410
Lease income	$(40)
$31,370

In accordance with ASC 840, rent expense relating to operating leases for the twelve months ended January 31, 2019 was $6,006,000.
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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,700,000 and $1,265,000 at January 31, 2020 and 2019, respectively, based upon the Company’s estimated payout period of five years using a 4.0% and 4.0% discount rate, respectively.
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

Year ending January 31,
2021	$300
2022	375
2023	375
2024	375
2025	375
Thereafter	—
Total	$1,800
Discount to net present value	(100)
$1,700
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

	2020	2019
Beginning balance	$700	$925
Provision for current year	570	600
Provision for (benefits from) prior year	(145)	(555)
Costs incurred	(325)	(270)
Ending balance	$800	$700

10. Subsequent Events
On March 11, 2020, the World Health Organization declared the current coronavirus (COVID-19) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.
In accordance with State of California and local orders that include guidance on the definition and responsibilities of “essential businesses,” the Company, after closing down for one week, has re-opened its Torrance, California facility in order to provide service to public school customers in western states that have decided it is safer and in the best interest of both students and district employees to take delivery of school furniture immediately, while classes are not in session. The Company will be operating its Torrance manufacturing and distribution facility on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Office employees and others who can work from home will continue to do so. Additional measures are being taken to insure adequate social distancing among employees performing essential on-site operations. Management estimates that the Torrance facility is currently staffed at approximately 50% of its normal level. The Company’s Conway, Arkansas facilities continue to operate at full capacity to support the many school districts in the eastern two-third of the country that are still taking delivery of school furniture in anticipation of re-starting classes within a few weeks or months. As with schools in western states, many districts serviced by the Company’s Conway facility have determined it is safer to accept deliveries while students and credentialed employees are not on campus. As with the Torrance facility, additional social distancing and sanitation protocols are in force at Conway and have been for the past few weeks.
While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations, we expect that this situation will have an adverse impact on the Company’s results of operations for the first quarter of fiscal 2021. Should these conditions persist for a prolonged period of time, this may have an adverse impact on our fiscal 2021 financial results.

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting.”
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2020.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2020 and 2019

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2020	$200	$83	$83	$200
January 31, 2019	$200	$3	$3	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2020	$1,265	$1,520	$1,085	$1,700
January 31, 2019	$1,347	$1,357	$1,439	$1,265

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

VIRCO MFG. CORPORATION

Date: April 30, 2020	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2020
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 30, 2020
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 30, 2020
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 30, 2020
Bassey Yau

/s/ Alexander L. Cappello	Director	April 30, 2020
Alexander L. Cappello

/s/ Craig Levra	Director	April 30, 2020
Craig Levra

/s/ Don Rudkin	Director	April 30, 2020
Don Rudkin

/s/ Robert Lind	Director	April 30, 2020
Robert Lind

/s/ Kathy Virtue Young	Director	April 30, 2020
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 30, 2020
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2020

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

10.1.1
Design Agreement dated January 21, 2008, between the Company and Peter Glass Design, LLC, and Hedgehog Design, LLC. (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2008).

10.1.2
Lease amendment dated August 14, 2008, between AMB Property, L.P., a Delaware Limited Partnership, as landlord and Virco Mfg. Corporation, a Delaware Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Commission on September 9, 2008).

10.1.3
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

10.1.4
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

10.2	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

10.2.1	First Amendment to the Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the Commission on May 23, 2014).

10.3
Revolving Credit and Security Agreement dated as of December 22, 2011 by and among Virco Mfg. Corporation and Virco Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on December 22, 2011).

10.3.1
First Amendment to Revolving Credit and Securities Agreement, dated as of June 15, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.3.2
Second Amendment to Revolving Credit and Security Agreement, dated as of July 27, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2012).

10.3.3
Third Amendment to Revolving Credit and Security Agreement, dated as of September 12, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on September 14, 2012).

10.3.4
Fourth Amendment to Revolving Credit and Security Agreement, dated as of December 6, 2012, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 7, 2012).

10.3.5
Fifth Amendment to Revolving Credit and Security Agreement, dated as of March 1, 2013, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 1, 2013).

10.3.6
Sixth Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.3.7
Seventh Amendment to Revolving Credit and Security Agreement, dated as of April 15, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2014).

10.3.8
Eighth Amendment to Revolving Credit and Security Agreement, dated as of August 18, 2014, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.3.9
Ninth Amendment to Revolving Credit and Security Agreement, dated as of March 31, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on April 24, 2015).

10.3.10
Tenth Amendment to Revolving Credit and Security Agreement, dated as of June 18, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on September 11, 2015).

10.3.11
Eleventh Amendment to Revolving Credit and Security Agreement, dated as of December 2, 2015, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on December 15, 2015).

10.3.12
Twelfth Amendment to Revolving Credit and Security Agreement, dated as of April 4, 2016, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Commission on April 26, 2016).

10.3.13
Thirteenth Amendment to Revolving Credit and Security Agreement, dated as of October 27, 2016, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed with the Commission on April 26, 2016).

10.3.14
Fourteenth Amendment to Revolving Credit and Security Agreement, dated as of March 13, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 12, 2017).

10.3.15
Fifteenth Amendment to Revolving Credit and Security Agreement, dated as of June 8, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed with the Commission on June 12, 2017).

10.3.16
Sixteenth Amendment to Revolving Credit and Security Agreement, dated as of August 7, 2017, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed with the Commission on September 14, 2017).

10.3.17
Seventeenth Amendment to Revolving Credit and Security Agreement, dated as of March 19, 2018, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 22, 2018).

10.3.18
Nineteenth Amendment to Revolving Credit and Security Agreement, dated as of March 12, 2019, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 10-K filed with the Commission on May 1, 2019).

10.3.19
Twentieth Amendment to Revolving Credit and Security Agreement, dated as of April 29, 2019, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 10-K filed with the Commission on May 1, 2019).

10.4	Virco Mfg Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________

*	Filed herewith.