Form 10-Q
period 2020-04-30
VIRCO MFG CORPORATION
filed 2020-06-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,713,549 shares as of June 8, 2020.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2020	1/31/2020	4/30/2019
	(In thousands)

Assets
Current assets
Cash	$327	$1,150	$553
Trade accounts receivables, net	7,564	11,762	12,375
Other receivables	57	57	64
Income tax receivable	469	298	263
Inventories	58,190	43,329	63,511
Prepaid expenses and other current assets	2,413	1,746	2,532
Total current assets	69,020	58,342	79,298
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	717	688
Buildings and building improvements	51,159	51,200	51,176
Machinery and equipment	111,250	110,610	109,087
Leasehold improvements	1,072	990	830
Total property, plant and equipment	167,946	167,248	165,512
Less accumulated depreciation and amortization	128,520	127,351	124,159
Net property, plant and equipment	39,426	39,897	41,353
Operating lease right-of-use assets	20,487	21,325	23,295
Deferred tax assets, net	14,481	11,230	11,086
Other assets, net	8,078	8,198	8,276
Total assets	$151,492	$138,992	$163,308
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2020	1/31/2020	4/30/2019
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$16,656	$10,587	$16,354
Accrued compensation and employee benefits	5,979	6,392	4,631
Current portion of long-term debt	10,618	878	24,226
Current portion operating lease liability	4,527	3,654	2,939
Other accrued liabilities	4,606	3,607	5,552
Total current liabilities	42,386	25,118	53,702
Non-current liabilities
Accrued self-insurance retention	1,802	1,410	1,773
Accrued pension expenses	21,365	21,310	14,218
Income tax payable	74	70	55
Long-term debt, less current portion	15,630	15,818	16,508
Operating lease liability, less current portion	18,854	19,787	22,221
Other long-term liabilities	662	661	555
Total non-current liabilities	58,387	59,056	55,330
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,713,549 shares at 4/30/2020 and 1/31/2020 and 15,541,956 at 4/30/2019	157	157	155
Additional paid-in capital	119,036	118,782	118,292
Accumulated deficit	(54,508)	(49,810)	(55,259)
Accumulated other comprehensive loss	(13,966)	(14,311)	(8,912)
Total stockholders’ equity	50,719	54,818	54,276
Total liabilities and stockholders’ equity	$151,492	$138,992	$163,308
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2020	4/30/2019
	(In thousands, except per share data)
Net sales	$17,599	$26,893
Costs of goods sold	12,695	17,809
Gross profit	4,904	9,084
Selling, general and administrative expenses	11,931	12,681
Loss (gain) on sale of property, plant & equipment	—	—
Operating loss	(7,027)	(3,597)
Pension expense	542	188
Interest expense	404	700
Loss before income taxes	(7,973)	(4,485)
Income tax benefits	(3,275)	(1,418)
Net loss	$(4,698)	$(3,067)

Net loss per common share:
Basic	$(0.30)	$(0.20)
Diluted (a)	(0.30)	(0.20)
Weighted average shares of common stock outstanding:
Basic	15,654	15,486
Diluted (a)	15,654	15,486

(a) Net loss per common share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended
	4/30/2020	4/30/2019
	(In thousands)

Net loss	$(4,698)	$(3,067)
Other comprehensive income:
Pension adjustments (net of tax expense of $120 and $46 at April 30, 2020 and 2019, respectively)	345	130
Net comprehensive loss	$(4,353)	$(2,937)
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2020	4/30/2019
	(In thousands)
Operating activities
Net loss	$(4,698)	$(3,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,393	1,452
Non-cash lease expense	778	89
Provision for doubtful accounts	15	15
Loss (gain) on sale of property, plant and equipment	—	—
Deferred income taxes	(3,251)	(1,488)
Stock-based compensation	254	186
Defined pension plan settlement	—	—
Amortization of net actuarial loss for pension plans	345	130
Changes in operating assets and liabilities:
Trade accounts receivable	4,183	863
Other receivables	—	(24)
Inventories	(14,861)	(16,222)
Income taxes	(167)	(77)
Prepaid expenses and other current assets	(546)	(709)
Accounts payable and accrued liabilities	6,668	566
Net cash used in operating activities	(9,887)	(18,286)
Investing activities:
Capital expenditures	(488)	(1,219)
Proceeds from sale of property, plant and equipment	—	—
Net cash used in investing activities	(488)	(1,219)
Financing activities:
Borrowing from long-term debt	11,413	19,564
Repayment of long-term debt	(1,861)	(244)
Payment on deferred financing costs	—	—
Tax withholding payments on share-based compensation	—	—
Cash dividends paid	—	—
Net cash provided by financing activities	9,552	19,320

Net decrease in cash	(823)	(185)
Cash at beginning of period	1,150	738
Cash at end of period	$327	$553
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended April 30, 2020

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—	—	—	(4,698)	—	(4,698)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $120	—	—	—	—	345	345
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	254	—	—	254
Balance at April 30, 2020	15,713,549	$157	$119,036	$(54,508)	$(13,966)	$50,719

	Three-Month Period Ended April 30, 2019

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net loss	—	—	—	(3,067)	—	(3,067)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $46	—	—	—	—	130	130
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	186	—	—	186
Balance at April 30, 2019	15,541,956	$155	$118,292	$(55,259)	$(8,912)	$54,276

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2020
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The balance sheet at January 31, 2020, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.
Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 30, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application.  The Company adopted this ASU as of February 1, 2020 and the adoption of this standard did not have a material effect on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU as of February 1, 2020 and the adoption of this standard did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Updates

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 (ASU 2018-14), Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans, and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by the recently issued ASU 2019-10 discussed below, will be for the fiscal year ending after December 15, 2022 and interim periods therein. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

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

The Company generates revenue primarily by manufacturing and distributing products through direct-to-customers and resellers. Control transfers to both resellers and direct customers at a point in time when the delivery process is complete as determined by the corresponding shipping terms. Therefore, we do not consider them to be meaningfully different revenue streams given similarities in the nature of the products, performance obligation and distribution processes. Sales are predominately in the United States and to a similar class of customer. We do not manage or evaluate the business based on product line or any other discernable category.

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

The following table presents a breakdown of the Company’s inventories as of April 30, 2020, January 31, 2020 and April 30, 2019:

	4/30/2020	1/31/2020	4/30/2019
	(in thousands)

Finished goods	$27,348	$15,401	$26,546
WIP	19,159	15,957	24,009
Raw materials	11,683	11,971	12,956
Total inventories	$58,190	$43,329	$63,511

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended
	4/30/2020	4/30/2019
	(in thousands)
Operating lease cost	$1,440	$1,380
Short-term lease cost	36	54
Short-term sublease income	(10)	(10)
Variable lease cost (1)	455	448
Total lease cost	$1,921	$1,872

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$662,000	$1,291,000
Right-of-use assets obtained in exchange for new lease liabilities	$270,000	394,000
Weighted-average remaining lease term (years)	4.7	5.7
Weighted-average discount rate	6.4%	6.4%

(1) Subsequent to the issuance of the Company’s condensed consolidated financial statements as of April 30, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the three-months ended April 30, 2019 did not previously include $448,000 of variable lease payments for property taxes, insurance and common area maintenance related to triple net leases. Management corrected the disclosure related to variable lease expense in the table above for the three-months ended April 30, 2019 and, except for this change, the correction had no impact upon the Company’s condensed consolidated financial statements

Minimum future lease payments for operating leases in effect as of April 30, 2020, are as follows:

Operating Lease
(in thousands)
Remaining of 2021	$4,414
2022	5,708
2023	5,275
2024	5,214
2025	5,370
Thereafter	1,350
Remaining balance of lease payments	$27,331

Short-term lease liabilities	$4,527
Long-term lease liabilities	18,854
Total lease liabilities	$23,381

Difference between undiscounted cash flows and discounted cash flows	$3,950

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2020	1/31/2020	4/30/2019
	(in thousands)
Revolving credit line	$19,740	$9,969	$33,354
Other	6,508	6,727	7,380
Total debt	$26,248	$16,696	$40,734
Less current portion	10,618	878	24,226
Non-current portion	$15,630	$15,818	$16,508

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement has been amended twenty times since it’s origination in 2011 through fiscal 2019, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January 1 through July of each year, minus undrawn amounts of letters of credit and reserves. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Credit Agreement bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 0.75% to 1.25%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 1.75% to 2.25%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at April 30, 2020 was 4.50%.
In March 2019, the Company entered into Amendment No. 19 which, among other things, (i) increased the Maximum Revolving Advance Amount to $65,000,000 with seasonal adjustments to the credit limit and subject to borrowing base limitations, (ii) increased seasonal advance to $15,000,000 from January to July of each year, (iii) increased equipment loan to $2,000,000, (iv) reduced borrowings under the line to less than or equal to $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. In April 2019, the Company entered into Amendment No. 20 which, among other things, waived the covenant violation for the fourth quarter of fiscal 2019, amended the minimum EBITDA covenant and the fixed charge coverage ratio for fiscal 2020, and eliminated the Company’s ability to pay dividends or repurchase stock during fiscal 2020. For fiscal year beginning February 1st, 2020, the covenant for the fixed charge coverage ratio is 1.10 to 1.00 for each consecutive four fiscal quarter period of Borrowers ending thereafter. The Company was in compliance with its financial covenants as of April 30, 2020.

To date the impact of COVID-19 on liquidity has been to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Both the increase in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank. Reductions in receivables and inventory were substantially offset by a reduction in borrowing under the line with PNC Bank.

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
The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $12,343,000 was available for borrowing as of April 30, 2020.
Management believes that the carrying value of debt approximated fair value at April 30, 2020 and 2019, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company maintains a partial valuation allowance of $1,075,000, $1,183,000 and $1,907,000 as of April 30, 2020, January 31, 2020 and April 30, 2019 to reduce against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act modified the limitation for business interest expense deduction and the new limitation has increased from 30 to 50 percent of adjusted taxable income. Historically deferred taxes related to interest expense limitation were fully offset by a valuation allowance. The Company performed an analysis of the impact of the CARES Act and calculated a tax benefit of approximately
$200,000 which was driven by the release of the valuation allowance related to the business interest limitation.

The January 31, 2016 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net loss per Share

	Three Months Ended
	4/30/2020	4/30/2019
	(In thousands, except per share data)

Net loss	$(4,698)	$(3,067)

Weighted average shares of common stock outstanding	15,654	15,486
Net effect of dilutive shares - based on the treasury stock method using average market price	—	—
Totals	15,654	15,486

Net loss per share - basic	$(0.30)	$(0.20)
Net loss per share - diluted (a)	$(0.30)	$(0.20)
(a) All exercisable and non-exercisable restricted stock awards and/or units were not included in the computation of diluted net loss per share at April 30, 2020 and 2019, because their inclusion would have been anti-dilutive. The number of stock awards and/or units outstanding, which met this anti-dilutive criterion for the three months ended April 30, 2020 and 2019, was 75,000 and 180,000, respectively.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month periods ended April 30, 2020, the Company granted 0 awards, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2020, there were approximately 772,000 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month periods ended April 30, 2020, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 0 stock awards and 0 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of April 30, 2020, there were approximately 32,892 shares available for future issuance under the 2011 Plan.

During the three months ended April 30, 2020, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $63,000 and 191,000, respectively. During the three months ended April 30, 2019, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $59,000 and 127,000, respectively.

As of April 30, 2020, there was $2,435,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 2 years.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2020 and 2019 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended
	4/30/2020	4/30/2019
	(in thousands)
Service cost	$—	$—
Interest cost	301	355
Expected return on plan assets	(224)	(343)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	465	176
Benefit cost	$542	$188

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2020 and 2019, the plan held 763,586 shares and 673,964 shares of Virco stock, respectively. For the three months ended April 30, 2020 and 2019, the compensation costs incurred for employer match was $210,000 and $187,000, respectively.

Note 12. Warranty Accrual
The Company provides an assurance type warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold after January 1, 2017 was modified to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2020 and 2019:

	Three Months Ended
	4/30/2020	4/30/2019
	(in thousands)
Beginning balance	$800	$700
Provision	60	71
Costs incurred	(60)	(71)
Ending balance	$800	$700
Note 13. Contingencies

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

Note 14. Delivery Costs
For the quarter ended April 30, 2020 and 2019, shipping and classroom delivery costs of approximately $2,078,000 and $2,761,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Note 15. COVID-19
On March 11, 2020, the World Health Organization declared the current coronavirus (COVID-19) outbreak to be a global pandemic.  In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness.  The Company has been operating its manufacturing and distribution facilities on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary.  Office employees and others who can work from home continue to do so.  Appropriate measures are being taken to protect the health of employees performing essential on-site operations.

The Company’s Conway, Arkansas facilities, which represent approximately two thirds of the Company’s production and distribution capacity, has been fully operational for this period of time.  In accordance with State of California and local orders that include guidance on the definition and responsibilities of “essential businesses,” the Company has been operating its Torrance facility.  During May, the Company closed its Torrance facility for several days before and after Memorial Day to perform comprehensive cleaning of production and office areas.  Management estimates that the Torrance facility is currently staffed at approximately 50% of its normal level.

The impacts of COVID-19 are expected to continue to be a challenge for the foreseeable future. The Company believes the economy will be adversely impacted for an indeterminate period, including the demand for our products. Consequently, the Company believes that it may report lower sales and earnings than would otherwise have been expected for the remainder of fiscal year 2021.  The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be predicted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

Three Months Ended April 30, 2020

Results of operations for the three months ended April 30, 2020 have been significantly impacted by economic conditions driven by the COVID-19 epidemic. The majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. Subsequent to that date there have been significant impacts on the Companies business operations. Selling activities have been significantly impacted. Our direct sales force, one of the Companies distinct competitive advantages, have been unable to make in person sales calls and has been required to call on customers using telephonic or other electronic methods. Our primary customers, educators and district business officials are typically working remotely. Orders of furniture were impacted, but the severity of the impact varied by funding source. Transactional orders, which are typically smaller, sometimes made through internet and other resellers, and are frequently for more immediate delivery, fell sharply. Project orders; typically larger, frequently requiring project management and full-service, characterized by a longer selling process - typically months in advance of the order - remained strong. Funding sources for project orders are frequently bond funded, precluding funding from being diverted to alternative expenditures. Delivery of furniture to customers has been adversely impacted. Customers deferred deliveries of furniture during the initial school closures. This caused a reduction in first quarter shipments, but because orders were stable, our backlog of orders at April 30, 2020 was approximately $8,324,000 greater than the prior year.

The current condition of the K-12 education market is one of significant disruption. The vast majority of schools closed on or about March 15, 2020. The vast majority of schools are remaining closed for the balance of the school year, with the current academic year being completed remotely. Public schools are expected to begin the next school year under normal or slightly accelerated schedules, but the balance of on-site versus remote learning has not been determined. The Company’s business has been intensely seasonal, but the seasonal curve has been extremely stable for many years. The current COVID-19 affected conditions are having an impact on the seasonal nature of our business, and also on the competitive landscape of suppliers of furniture for schools. The Company is operating both manufacturing and distribution facilities, utilizing all reasonable methods to protect the health of our employees. Activity levels in the facilities has been moderated to reflect the level of business activity. At this time, the Company has not incurred significant disruptions in its supply chain that had a material impact on operations. The Company believes that some competitors may fail to successfully deliver furniture to customers this summer. Resellers of furniture may be less likely to commit to large inventories of unsold furniture sourced from China. The China supply chain is more challenged than in prior years, both by these uncertain times as well as the impact of tariffs imposed in recent years. Management believes that while the market for school furniture may decline in the fiscal year ending January 31, 2021, there are meaningful opportunities to take market share without having to do so through pricing tactics.

For the three months ended April 30, 2020, the Company incurred a pre-tax loss of $7,973,000 on net sales of $17,599,000 compared to a pre-tax loss of $4,485,000 on net sales of $26,893,000 in the same period in 2019. Net sales for the three months ended April 30, 2020 decreased by $9,294,000, a 34.6% decrease, compared to the same period last year. Net sales decreased largely due to the impact of COVID-19 as described above. The decrease in sales was substantially all volume related with the volume decline very slightly offset by an increase in selling prices.

Order rates for the first quarter decreased by approximately 2.1% compared to the prior year period. Because orders declined slightly while deliveries were delayed due to COVID-19, order backlog at April 30, 2020 increased by approximately 21.2%. Backlog at April 30, 2020 was $47,578,000 compared to $39,254,000 at April 30, 2019.

Gross margin for the three months ended April 30, 2020 decreased as a percentage of sales to 27.9% in the current quarter compared to 33.8% in the prior quarter. Last year the Company reduced the level of standard product produced to inventory for summer delivery and prioritized product targeted to specific customer project orders. This tactic enabled the Company to achieve improved levels of on-time delivery and customer satisfaction during the summer in the prior year. For the current year, the Company is more aggressively pursuing the same tactic. Production and the related investment in inventory were delayed to receipt of specific orders, and production of standard product, which more often supplies transactional orders, was reduced. Our production strategy combined with a cautious approach to building inventory in this current economic environment caused factory production levels to decline by approximately 20% for the first quarter of fiscal 2021 compared to the prior year. The reduced production levels adversely impacted factory efficiency.

Selling, general and administrative expenses decreased by approximately $750,000 compared to the prior year but increased as a percentage of sales. The decrease in spending is attributable to variable selling and service costs.

Interest expense decreased for the quarter ended April 30, 2020 compared to the same period last year. The Company has borrowed less money to finance accounts receivable and production of inventory in anticipation of increased summer shipping activity.

Income tax benefit for the quarter ended April 30, 2020 increased compared to the prior year. The effective tax rate for the first quarter of 2021 was 41.1% compared to 31.6% for the same period last year.

Liquidity and Capital Resources
The impact of COVID-19 on liquidity has been to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Both the increase in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank. Reductions in receivables and inventory were substantially offset by a reduction in borrowing under the line. Net cash used in operating activities for the three months ended April 30, 2020 was $9,887,000 compared to $18,286,000 for the same period last year. The reduction was attributable to reduced inventory and accounts receivable in addition to an increase in accounts payable

Accounts receivable were lower at April 30, 2020 than at April 30, 2019 due to decreased sales during the quarter. Due to the seasonal nature of our business, the Company traditionally builds large quantities of inventory during the first quarter of each fiscal year in anticipation of seasonally high summer shipments. During the first quarter ended April 30, 2020, the Company increased inventory by approximately $14.9 million compared to January 31, 2020, approximately $1.4 million less than what was added in the first quarter of the prior year. Because the Company started the year with less inventory, and produced less, inventory levels at April 30, 2020 were approximately $5.3 million less than at the same date last year. The increase in inventory during the first quarter of this year was financed through the Company's credit facility with PNC Bank, National Association ("PNC").

Borrowing under the Company's revolving line of credit with PNC at April 30, 2020 is approximately $13.6 million lower compared to the same quarter last year. The decrease in borrowing is primarily attributable to decreased accounts receivable and decreased levels of inventory. Accrual basis capital expenditures were $922,000 for the three months ended April 30, 2020 compared to $884,000 for the same period last year.  Capital expenditures are being financed through the Company's credit facility with PNC.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity under its revolving line of credit with PNC will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for at least the next twelve months and that it will be in compliance with debt covenants during that same period. However, we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations given the inherent uncertainty as to when the COVID-19 pandemic will end, and businesses and schools will begin operations. Approximately $12,343,000 was available for borrowing as of April 30, 2020.

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2020.  There have been no significant changes in the quarter ended April 30, 2020. New Accounting Pronouncements in the Notes to unaudited Condensed Consolidated Financial Statements in Item 1 to this Quarterly Report on Form 10-Q.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2020 under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2020. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the “Form 10-K”), which was filed with the SEC on April 30, 2020. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On June 9, 2020, the Board of Directors of the Company approved and adopted amendments to the Company’s Bylaws to help facilitate the conduct of a virtual annual meeting of stockholders in 2020 as a result of the COVID-19 pandemic. The Bylaws, as amended and restated, clarify that stockholder meetings may be held by means of remote communications.  The Third Amended and Restated Bylaws provide, among other things:

•	that stockholder meetings may be held solely by means of remote communications;

•	that the presence of a stockholder “in person” at a stockholder meeting includes presence by remote communication, if applicable; and

•	that the list of stockholders entitled to vote at a stockholder meeting may also be provided on a reasonably accessible electronic network.

This description of the amendments to the Bylaws is not complete and is qualified in its entirety by reference to the text of the Third Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Document
3.3	Third Amended and Restated Bylaws of the Company dated June 9, 2020.
31.1	Certification of Robert A. Virtue, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert E. Dose, Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

VIRCO MFG. CORPORATION
Date: June 12, 2020	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)