Form 10-Q
period 2020-07-31
VIRCO MFG CORPORATION
filed 2020-09-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2020

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,918,642 shares as of September 12, 2020.

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited condensed consolidated balance sheets - July 31, 2020, January 31, 2020 and July 31, 2019	3
Unaudited condensed consolidated statements of income - Three months ended July 31, 2020 and 2019	5
Unaudited condensed consolidated statements of (loss) income - Six months ended July 31, 2020 and 2019	6
Unaudited condensed consolidated statements of comprehensive income - Three months ended July 31, 2020 and 2019	7
Unaudited condensed consolidated statements of comprehensive (loss) income - Six months ended July 31, 2020 and 2019	8
Unaudited condensed consolidated statements of cash flows - Six months ended July 31, 2020 and 2019	9
Unaudited condensed consolidated statements of changes in equity and accumulated other comprehensive income (loss) - Three and Six months ended July 31, 2020 and 2019	10
Notes to unaudited condensed consolidated financial statements - July 31, 2020	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
EX-3.3
EX 10.27
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2020	1/31/2020	7/31/2019
	(In thousands)

Assets
Current assets
Cash	$878	$1,150	$877
Trade accounts receivables, net	32,688	11,762	41,105
Other receivables	60	57	397
Income tax receivable	535	298	340
Inventories	49,444	43,329	59,017
Prepaid expenses and other current assets	2,174	1,746	2,359
Total current assets	85,779	58,342	104,095
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	717	688
Buildings and building improvements	51,182	51,200	51,192
Machinery and equipment	111,710	110,610	109,540
Leasehold improvements	1,086	990	970
Total property, plant and equipment	168,443	167,248	166,121
Less accumulated depreciation and amortization	129,596	127,351	125,250
Net property, plant and equipment	38,847	39,897	40,871
Operating lease right-of-use assets	19,551	21,325	22,924
Deferred tax assets, net	11,222	11,230	7,816
Other assets, net	7,970	8,198	8,256
Total assets	$163,369	$138,992	$183,962

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2020	1/31/2020	7/31/2019
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$16,764	$10,587	$18,634
Accrued compensation and employee benefits	5,595	6,392	5,322
Current portion of long-term debt	18,387	878	35,457
Current portion operating lease liability	4,581	3,654	3,275
Other accrued liabilities	6,417	3,607	6,871
Total current liabilities	51,744	25,118	69,559
Non-current liabilities
Accrued self-insurance retention	1,494	1,410	1,686
Accrued pension expenses	21,419	21,310	13,951
Income tax payable	71	70	55
Long-term debt, less current portion	15,407	15,818	16,291
Operating lease liability, less current portion	17,798	19,787	21,598
Other long-term liabilities	704	661	557
Total non-current liabilities	56,893	59,056	54,138
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,918,642 shares at 7/31/2020 and 15,713,549 at 1/31/2020 and 7/31/2019	159	157	157
Additional paid-in capital	119,149	118,782	118,282
Accumulated deficit	(50,955)	(49,810)	(49,392)
Accumulated other comprehensive loss	(13,621)	(14,311)	(8,782)
Total stockholders’ equity	54,732	54,818	60,265
Total liabilities and stockholders’ equity	$163,369	$138,992	$183,962
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2020	7/31/2019
	(In thousands, except per share data)
Net sales	$59,285	$70,359
Costs of goods sold	36,082	41,620
Gross profit	23,203	28,739
Selling, general and administrative expenses	15,488	18,557
Loss on sale of property, plant & equipment	—	3
Operating income	7,715	10,179
Pension expense	542	188
Interest expense	494	907
Income before income taxes	6,679	9,084
Income tax expense	3,126	3,217
Net income	$3,553	$5,867

Net income per common share:
Basic	$0.23	$0.38
Diluted	$0.23	$0.38
Weighted average shares of common stock outstanding:
Basic	15,733	15,561
Diluted	15,746	15,568

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of (Loss) Income

	Six months ended
	7/31/2020	7/31/2019
	(In thousands, except per share data)
Net sales	$76,884	$97,252
Costs of goods sold	48,777	59,429
Gross profit	28,107	37,823
Selling, general and administrative expenses	27,419	31,238
Loss on sale of property, plant & equipment	—	3
Operating income	688	6,582
Pension expense	1,084	376
Interest expense	898	1,607
(Loss) income before income taxes	(1,294)	4,599
Income tax (benefit) expense	(149)	1,799
Net (loss) income	$(1,145)	$2,800

Net (loss) income per common share:
Basic	$(0.07)	$0.18
Diluted (a)	$(0.07)	$0.18
Weighted average shares of common stock outstanding:
Basic	15,694	15,524
Diluted (a)	15,694	15,529

(a) Net loss per common share for fiscal period ended July 31, 2020 was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31//2020	7/31/2019
	(In thousands)

Net income	$3,553	$5,867
Other comprehensive income:
Pension adjustments (net of tax expense of $120 and $45 at July 31, 2020 and 2019, respectively)	345	130
Net comprehensive income	$3,898	$5,997
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Six months ended
	7/31/2020	7/31/2019
	(In thousands)

Net (loss) income	$(1,145)	$2,800
Other comprehensive income:
Pension adjustments (net of tax expense of $240 and $91 at July 31, 2020 and 2019, respectively)	690	260
Net comprehensive (loss) income	$(455)	$3,060
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2020	7/31/2019
	(In thousands)
Operating activities
Net (loss) income	$(1,145)	$2,800
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,675	2,916
Non-cash lease expense	712	173
Provision for doubtful accounts	35	35
Loss on sale of property, plant and equipment	—	3
Deferred income taxes	8	1,782
Stock-based compensation	506	423
Defined pension plan settlement	—	—
Amortization of net actuarial loss for pension plans	690	352
Changes in operating assets and liabilities:
Trade accounts receivable	(20,964)	(27,887)
Other receivables	—	(357)
Inventories	(6,114)	(11,728)
Income taxes	(236)	(155)
Prepaid expenses and other current assets	(200)	(515)
Accounts payable and accrued liabilities	8,178	4,516
Net cash used in operating activities	(15,855)	(27,642)
Investing activities:
Capital expenditures	(1,359)	(2,309)
Proceeds from sale of property, plant and equipment	—	—
Net cash used in investing activities	(1,359)	(2,309)
Financing activities:
Borrowing from long-term debt	23,884	30,911
Repayment of long-term debt	(6,787)	(577)
Payment on deferred financing costs	—	—
Tax withholding payments on share-based compensation	(155)	(244)
Cash dividends paid	—	—
Net cash provided by financing activities	16,942	30,090

Net (decrease) increase in cash	(272)	139
Cash at beginning of period	1,150	738
Cash at end of period	$878	$877
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended July 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2020	15,713,549	$157	$119,036	$(54,508)	$(13,966)	$50,719
Net income	—	—	—	3,553	—	3,553
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $120	—	—	—	—	345	345
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	252	—	—	252
Balance at July 31, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732

	Three-Month Period Ended July 31, 2019
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2019	15,541,956	$155	$118,292	$(55,259)	$(8,912)	$54,276
Net income	—	—	—	5,867	—	5,867
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $45	—	—	—	—	130	130
Shares vested and others	171,593	2	(247)	—	—	(245)
Stock compensation expense	—	—	237	—	—	237
Balance at July 31, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265

	Six-Month Period Ended July 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—	—	—	$(1,145)	—	(1,145)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $240	—	—	—	—	690	690
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	506	—	—	506
Balance at July 31, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732

	Six-Month Period Ended July 31, 2019
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—	—	—	$2,800	—	2,800
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $91	—	—	—	—	260	260
Shares vested and others	171,593	2	(247)	—	—	(245)
Stock compensation expense	—	—	423	—	—	423
Balance at July 31, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2020
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The balance sheet at January 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Liquidity

Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months through September 30, 2021. The Company has experienced an overall decline in net sales and net income through the first six-months of fiscal 2021 as compared to fiscal 2020 as a result of the disruption to its business and its customers caused by the COVID-19 pandemic. As a result of the reduced revenue, the Company was not in compliance with its fixed-charge coverage ratio under its revolving and secured credit agreement with PNC Bank, as of July 31, 2020 (see Note 7). The Company successfully negotiated a waiver and amendment to the agreement to satisfy the event of default and reduced the ratio required for the rolling four quarter period ending October 31, 2020 from 1.10:1.00 to 1.00:1.00.

The Company expects the impact of COVID-19 to continue to be a challenge for the foreseeable future and believes the economy will be adversely impacted for an indeterminate period, including the demand for its products. The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be reasonably predicted. The Company has plans to further moderate certain selling, general and administrative expenses and capital expenditures to preserve cash and maintain compliance with its financial covenants. Based on the Company’s current projections and its ability to manage certain controllable expenditures, management believes it will maintain compliance with the financial covenants for the next 12 months and that the Company’s existing cash, projected operating cash flows and available credit facilities, described in note 7, are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the interim financial statements.

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

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after July 31, 2020, including those resulting from the impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

Note 3. New Accounting Pronouncements

Recently Adopted Accounting Updates

In response to the large volume of anticipated lease concessions to be granted related to the effects of the COVID-19 pandemic, and the resultant expected cost and complexity of applying the lease modification requirements in ASC 842, the FASB issued Staff Q&A—Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, in April 2020 as interpretive guidance to provide clarity in response to the crisis. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can elect to apply or not to apply the lease modification guidance in ASC 842 to those contracts. The election is available for concessions related to the effects of the COVID-19 pandemic that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company accounted for COVID-19 lease abatements of $136,000 as reductions to variable lease expense as if no changes to the lease contract were made while continuing to recognize expense and reductions in the operating lease liability, as well as the operating lease right-of-use asset during the abatement period. There were no lease concessions recorded in the first quarter of fiscal 2021.

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

We do not consider our revenue generated through direct-to-customers and resellers to be meaningfully different revenue streams given similarities in the nature of the products, performance obligation and distribution processes. Sales are predominately in the United States and to a similar class of customer. We do not manage or evaluate the business based on product line or any other discernable category.

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

The following table presents a breakdown of the Company’s inventories as of July 31, 2020, January 31, 2020 and July 31, 2019:

	7/31/2020	1/31/2020	7/31/2019
	(in thousands)

Finished goods	$23,065	$15,401	$27,464
WIP	15,430	15,957	17,989
Raw materials	10,949	11,971	13,564
Total inventories	$49,444	$43,329	$59,017

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended		Six-Months Ended
	7/31/2020	7/31/2019	7/31/2020	7/31/2019
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,472	$1,320	$2,912	$2,700
Short-term lease cost	124	82	160	136
Short-term sublease income	(10)	(20)	(20)	(30)
Variable lease cost (1)	(85)	61	370	509
Total lease cost	$1,501	$1,443	$3,422	$3,315

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$2,201	$2,611
Right-of-use assets obtained in exchange for new lease liabilities			$398	$1,036
Weighted-average remaining lease term (years)			4.5	5.4
Weighted-average discount rate			6.4%	6.38%

(1) Subsequent to the issuance of the Company’s condensed consolidated financial statements as of July 31, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the three-months and six-months ended July 31, 2019 did not previously include $61,000 and $509,000, respectively of variable lease payments for property taxes, insurance and common area maintenance related to triple net leases. Management corrected the disclosure related to variable lease expense in the table above for the three-months and six-months ended July 31, 2019 and, except for this change, the correction had no impact upon the Company’s condensed consolidated financial statements.

Minimum future lease payments for operating leases in effect as of July 31, 2020, are as follows:

Operating Lease
(in thousands)
Remaining of 2021	$2,942
2022	5,757
2023	5,323
2024	5,225
2025	5,370
Thereafter	1,350
Remaining balance of lease payments	$25,967

Short-term lease liabilities	$4,581
Long-term lease liabilities	17,798
Total lease liabilities	$22,379

Difference between undiscounted cash flows and discounted cash flows	$3,588

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	7/31/2020	1/31/2020	7/31/2019
	(in thousands)
Revolving credit line	$27,505	$9,969	$44,585
Other	6,289	6,727	7,163
Total debt	33,794	16,696	51,748
Less current portion	18,387	878	35,457
Non-current portion	$15,407	$15,818	$16,291

The Company ("the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement has been amended twenty times since it’s origination in 2011 through fiscal 2020, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based loan consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (2) an equipment loan of $2,000,000. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2020 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000. The Company was in violation with its financial covenants as of July 31, 2020. On September 8, 2020, the Company entered into Amendment No. 21 to the Revolving Credit and Security Agreement (“Amendment No. 21”) with its lender, PNC Bank, National Association. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a Fixed Charge Coverage Ratio of at least 1.10 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the Fixed Charge Coverage Ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ending October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000.

The Credit Agreement bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. The interest rate as of July 31, 2020 was 4.5%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

To date the impact of COVID-19 on liquidity has been to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Both the increase in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank. Reductions in receivables and inventory were substantially offset by a reduction in borrowing under the revolving line with PNC Bank.

In addition to the financial covenants, the Credit Agreement contains events of default as disclosed in Note 3 to our Annual Report on Form 10-K for the year-ended January 31, 2020. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $32,896,000 was available for borrowing as of July 31, 2020.

Management believes that the carrying value of debt approximated fair value at July 31, 2020 and 2019, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company maintains a partial valuation allowance of $1,186,000, $1,183,000 and $2,003,000 as of July 31, 2020, January 31, 2020 and July 31, 2019 to reduce against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

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

Income tax expense for the second quarter ended July 31, 2020 is less than the prior year, primarily due to the decrease in pre-tax income and higher effective tax rate. For the six months ended July 31, 2020 the Company recorded an income tax benefit compared to income tax expense due to the loss for the current year versus income in the prior year.

Note 9. Net income (loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2020	7/31/2019	7/31/2020	7/31/2019
	(In thousands, except per share data)

Net income (loss)	$3,553	$5,867	$(1,145)	$2,800

Weighted average shares of common stock outstanding	15,733	15,561	15,694	15,524
Net effect of dilutive shares - based on the treasury stock method using average market price	13	7	—	5
Totals	15,746	15,568	15,694	15,529

Net income (loss) per share - basic	$0.23	$0.38	$(0.07)	$0.18
Net income (loss) per share - diluted (a)	$0.23	$0.38	$(0.07)	$0.18
(a) All exercisable and non-exercisable restricted stock awards and/or units were not included in the computation of diluted net loss per share for the six months and three months ended July 31, 2020, because their inclusion would have been anti-dilutive due to the net loss recorded for both periods. The number of stock awards and/or units outstanding, which met this anti-dilutive criterion for the six months ended July 31, 2020, was 5,000.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six-month periods ended July 31, 2020, the Company granted 94,695 awards to non-employee directors, vested 45,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2020, there were approximately 677,305 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six-month periods ended July 31, 2020, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 59,385 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of July 31, 2020, there were approximately 32,892 shares available for future issuance under the 2011 Plan.

During the three months ended July 31, 2020, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $65,000 and $187,000, respectively. During the three months ended July 31, 2019, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $57,000 and $180,000, respectively.

During the six months ended July 31, 2020, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $128,000 and $378,000, respectively. During the six months ended July 31, 2019, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $116,000 and $307,000, respectively.

As of July 31, 2020 there was $2,431,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three months and six months ended July 31, 2020 and 2019 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Six Months Ended
	7/31/2020	7/31/2019	7/31/2020	7/31/2019
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	301	355	602	710
Expected return on plan assets	(224)	(343)	(448)	(686)
Plan settlement	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	465	176	930	352
Benefit cost	$542	$188	$1,084	$376

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2020 and 2019, the plan held 850,789 shares and 708,345 shares of Virco stock, respectively. For the three months ended July 31, 2020 and 2019, the compensation costs incurred for employer match was $195,000 and $187,000, respectively. For the six months ended July 31, 2020 and 2019, the compensation costs incurred for employer match was $405,000 and $374,000, respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	7/31/2020	7/31/2019	7/31/2020	7/31/2019
	(in thousands)
Beginning balance	$800	$700	$800	$700
Provision	(17)	245	43	316
Costs incurred	(33)	(145)	(93)	(216)
Ending balance	$750	$800	$750	$800
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

Note 14. Delivery Costs
For the quarter ended July 31, 2020 and 2019, shipping and classroom delivery costs of approximately $4,907,000 and $6,497,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
For the six months ended July 31, 2020 and 2019, shipping and classroom delivery costs of approximately 6,985,000 and 9,258,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 16. Subsequent Events
On September 8, 2020, the Company entered into Amendment No. 21 to the Revolving Credit and Security Agreement (“Amendment No. 21”) with its lender, PNC Bank, National Association. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a Fixed Charge Coverage Ratio of at least 1.10 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the Fixed Charge Coverage Ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ending October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

The effects of COVID -19

Results of operations for the three-month and six-month periods ended July 31, 2020 have been significantly impacted by economic conditions driven by the COVID-19 epidemic. The majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. At this time, most school districts are continuing with remote learning for the academic year beginning August 2020, with a minority of districts attempting hybrid or on-site learning.

Selling activities have been significantly impacted. Our direct sales force, one of the Company’s distinct competitive advantages, was unable to make in-person sales calls and has been required to call on customers using telephonic or other electronic methods. Our primary customers, educators and district business officials, are typically working remotely which complicates selling activities. Virco traditionally displays product at a variety of shows, most of which have been cancelled or held remotely. When working on site, educators and business officials typically require appointments and many districts do not allow vendors on-site. Orders of furniture were impacted, but the severity of the impact varied by funding source. Transactional orders, which are typically smaller, sometimes made through internet and other resellers, and are frequently for more immediate delivery fell sharply. Project orders, which are typically, larger, frequently requiring project management and full-service, characterized by a longer selling process, typically months in advance of the order, remained stable compared to the prior year. Funding sources for project orders are frequently bond funded, precluding funding from being diverted to alternative expenditures. The market for educational furniture is extremely seasonal, but there has traditionally been a remarkable stability to this seasonal cycle. In the current year, the timing of orders has not followed the traditional seasonal trends. Orders of educational furniture are traditionally very strong in May and June. In the current year these months were uncharacteristically slow.

Delivery of furniture to customers has been adversely impacted. Customers deferred deliveries of furniture during the initial school closures. This caused a reduction in first quarter shipments, but because orders were stable, our backlog of orders at April 30, 2020 was approximately $8,324,000 greater than the same date in the prior year. Order backlog at July 31, 2020 was flat compared to the same date in the prior year. The Company has followed a process where we call every customer prior to shipping furniture from our warehouse to confirm that there will be school personnel on-site to accept the delivery. This has added complexity to the distribution process but has enabled effective execution of deliveries. During the second quarter, shipments of furniture started to model the traditional seasonal cycle, but at a reduced level of activity due to lower May and June orders. In typical years, shipments of furniture are scheduled to occur prior to Labor Day, when all schools are typically in session. This year does not appear to have the same hard deadline.

Manufacturing has been impacted, but operations have been successful given the circumstances. Our Arkansas factories, which represent approximately two-thirds of our annual volume have been operating the entire time. Our Torrance factory closed for one week at the inception of the pandemic when state and local shutdown orders were not coordinated. After the Company determined that our operations were essential, production re-started. The Torrance operations were closed for several days around Memorial Day to facilitate deep cleaning when a small number of employees were tested positive for COVID-19, but it quickly resumed operations and has been operating since Memorial Day. Our seasonal manufacturing cycle traditionally utilized temporary labor to address the education market seasonal cycle. The reduced production volume has been addressed by limiting temporary labor, and there have been no layoffs or furloughs of our employees. At various times our supply chain has been challenged by interruptions of imported components and by domestic suppliers’ difficulties. While challenging, the Company has performed effectively during this period.

The COVID-19 epidemic has impacted or accelerated changes in many industries, including the furniture industry. While many furniture markets may be permanently impacted, the current pandemic appears to have reinforced the need and desire to have children attend K-12 schools and be instructed in classroom settings. Furniture that facilitates social distancing has been a part of the Company’s product offering since its founding in 1950. The current condition of the K-12 education market continues to be one of significant disruption. State and local governments are anticipated to have severe budgetary concerns. Management believes that while the market for school furniture may decline in the fiscal year ending January 31, 2021 and probably beyond, our domestic manufacturing footprint provides meaningful opportunities to take market share without having to do so through pricing tactics.

Three Months Ended July 31, 2020

For the three months ended July 31, 2020, the Company earned a pre-tax profit of $6,679,000 on sales of $59,285,000 compared to a pre-tax profit of $9,084,000 on sales of $70,359,000 in the prior year.

Net sales for the three months ended July 31, 2020 decreased by $11,074,000 or 15.7%. The Company began the quarter with an order backlog that was over $8 million higher than the prior year due to slow COVID-19 impacted sales for the first quarter. Orders for the second quarter were approximately 27.9% lower than in the second quarter of the prior year. School closures adversely impacted selling activities and order rates for the months of May and June – traditionally significant months for generating orders during the traditional seasonal market for education furniture. Order rates for the month of July partially recovered to a 12% reduction compared to the prior year. Order backlog at July 31, 2020 was flat compared to the same date last year.

Gross margin for the second quarter was 39.1% compared to 40.8% in the prior year. The gross margin was favorably affected by a modest price increase at the beginning of the year, offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.

Selling, general and administrative expenses for the three months ended July 31, 2020 decreased by more than $3.0 million compared to the same period last year and decreased as a percentage of sales to 26.1% from 26.4%. The decrease in selling, general and administrative expenses was primarily attributable to decreased variable freight, service, and selling expenses.

Interest expense decreased by $413,000 for the three months ended July 31, 2020 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital.

Income tax expense for the second quarter ended July 31, 2020 is less than the prior year, primarily due to the decrease in pre-tax income.

Six Months Ended July 31, 2020

For the six months ended July 31, 2020, the Company incurred a pre-tax loss of $1,294,000 on net sales of $76,884,000 compared to a pre-tax profit of $4,599,000 on net sales of $97,252,000 in the same period last year. Net sales for the six months ended July 31, 2020 decreased by approximately $20.4 million compared to the same period last year. This decrease was primarily the result of a reduction in unit volume offset by a modest increase in selling prices. The Company began the year with a backlog of orders that was slightly less than the prior year. Order rates for the first six months decreased by approximately 18.6% compared to the prior year.

Gross margin as a percentage of sales declined to 36.6% for the six months ended July 31, 2020 compared to 38.9% in the same period last year. The gross margin was favorably affected by the price increase described above, offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume.

Selling, general and administrative expenses for the six months ended July 31, 2020 decreased by approximately $3.8 million compared to the same period last year and increased as a percentage of sales to 35.7% compared to 32.1% in the prior year. The decrease in selling, general and administrative expenses was primarily attributable to decreased variable freight, service, and selling expenses.

Interest expense decreased by $709,000 for the six months ended July 31, 2020 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital.

For the six months ended July 31, 2020 the Company recorded an income tax benefit compared to income tax expense due to the loss for the current year versus income in the prior year.

Liquidity and Capital Resources
Approximately 50% of the Company's annual sales volume is traditionally shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. Accounts receivable increased by $20,926,000 from January 31, 2020 to July 31, 2020. This compares to prior year when accounts receivable grew by $27,852,000 during the same period. The accounts receivable balance was approximately $8.4 million lower at July 31, 2020 than at July 31, 2019 due to lower second quarter sales.

For the first six months, the Company increased inventory by approximately $6,115,000 at July 31, 2020 compared to January 31, 2020. This compares to an increase of $11,728,000 during the same period last year. Inventory at July 31, 2020 was $9.6 million lower than the prior year. The decrease in inventory compared to the prior year is primarily due to decreased unit volume to related to slower order rates. The increase in accounts receivable and inventory at July 31, 2020 compared to the January 31, 20120, was offset in part by a reduction in payables and additional borrowings through the Company's credit facility with PNC Bank.

Interest expense for the six months ended July 31, 2020 is lower than the same period last year. This is primarily attributable to lower levels of borrowing. Borrowings under the Company's revolving line of credit with PNC Bank at July 31, 2020 is lower than the borrowings at July 31, 2019.

Capital spending for the six months ended July 31, 2020 was $1,359,000 compared to $2,309,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow.

The Company has experienced an overall decline in net sales and net income through the first six-months of fiscal 2021 as compared to fiscal 2020 as a result of the disruption to its business and its customers caused by the COVID-19 pandemic. As a result of the reduced revenue , the Company was not in compliance with its fixed-charge coverage ratio under its revolving and secured credit agreement with PNC Bank, as of July 31, 2020 (see Note 7). The Company successfully negotiated a waiver and amendment to the agreement to satisfy the event of default and reduced the ratio required for the rolling four quarter period ending October 31, 2020 from 1.10:1.00 to 1.00:1.00.

The Company expects the impact of COVID-19 to continue to be a challenge for the foreseeable future and believes the economy will be adversely impacted for an indeterminate period, including the demand for its products. The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be reasonably predicted. The Company has plans to further moderate certain selling, general and administrative expenses and capital expenditures to preserve cash and maintain compliance with its financial covenants. Based on the Company’s current projections and its ability to manage certain controllable expenditures, management believes it will maintain compliance with the financial covenants for the next 12 months.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2020 under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2021 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2020. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On September 8, 2020, the Company entered into Amendment No. 21 to the Revolving Credit and Security Agreement (“Amendment No. 21”) with its lender, PNC Bank, National Association. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a Fixed Charge Coverage Ratio of at least 1.10 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the Fixed Charge Coverage Ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ending October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000.

The foregoing description of Amendment No. 21 to the Revolving Credit and Security Agreement is not complete and is qualified in its entirety by reference to the text of Amendment No. 21, a copy of which is filed as Exhibit 10.3.20 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Document
3.3	Third Amended and Restated Bylaws of the Company dated June 9, 2020 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 12, 2020)
10.3.20
Twenty-First Amendment to Revolving Credit and Security Agreement, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

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

VIRCO MFG. CORPORATION
Date: September 14, 2020	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)