Form 10-Q
period 2020-10-31
VIRCO MFG CORPORATION
filed 2020-12-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
Commission File number 1-8777

VIRCO MFG CORPORATION (Exact Name of Registrant as Specified in its Charter)

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,918,642 shares as of December 9, 2020.

TABLE OF CONTENTS

Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited condensed consolidated balance sheets - October 31, 2020, January 31, 2020 and October 31, 2019	3
Unaudited condensed consolidated statements of income - Three months ended October 31, 2020 and 2019	5
Unaudited condensed consolidated statements of income - Nine months ended October 31, 2020 and 2019	6
Unaudited condensed consolidated statements of comprehensive income - Three months ended October 31, 2020 and 2019	7
Unaudited condensed consolidated statements of comprehensive income - Nine months ended October 31, 2020 and 2019	8
Unaudited condensed consolidated statements of cash flows - Nine months ended October 31, 2020 and 2019	9
Unaudited condensed consolidated statements of changes in equity and accumulated other comprehensive income (loss) - Three and Nine months ended October 31, 2020 and 2019	10
Notes to unaudited condensed consolidated financial statements - October 31, 2020	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
EX 10.3.20
EX 10.3.21
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2020	1/31/2020	10/31/2019
	(In thousands)

Assets
Current assets
Cash	$1,202	$1,150	$697
Trade accounts receivables, net	16,877	11,762	17,697
Other receivables	60	57	54
Income tax receivable	322	298	314
Inventories	36,872	43,329	42,907
Prepaid expenses and other current assets	1,608	1,746	1,601
Total current assets	56,941	58,342	63,270
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	717	694
Buildings and building improvements	51,191	51,200	51,200
Machinery and equipment	111,844	110,610	110,104
Leasehold improvements	1,003	990	978
Total property, plant and equipment	168,503	167,248	166,707
Less accumulated depreciation and amortization	130,808	127,351	126,684
Net property, plant and equipment	37,695	39,897	40,023
Operating lease right-of-use assets	18,645	21,325	22,251
Deferred tax assets, net	10,682	11,230	6,087
Other assets, net	7,949	8,198	8,234
Total assets	$131,912	$138,992	$139,865

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2020	1/31/2020	10/31/2019
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$11,509	$10,587	$10,914
Accrued compensation and employee benefits	5,514	6,392	6,124
Current portion of long-term debt	885	878	872
Current portion operating lease liability	4,662	3,654	3,506
Other accrued liabilities	4,121	3,607	3,976
Total current liabilities	26,691	25,118	25,392
Non-current liabilities
Accrued self-insurance retention	1,313	1,410	1,617
Accrued pension expenses	21,445	21,310	13,426
Income tax payable	72	70	59
Long-term debt, less current portion	5,185	15,818	13,485
Operating lease liability, less current portion	16,745	19,787	20,778
Other long-term liabilities	655	661	559
Total non-current liabilities	45,415	59,056	49,924
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,918,642 shares at 10/31/2020 and 15,713,549 at 1/31/2020 and 10/31/2019	159	157	157
Additional paid-in capital	119,402	118,782	118,544
Accumulated deficit	(46,475)	(49,810)	(45,500)
Accumulated other comprehensive loss	(13,280)	(14,311)	(8,652)
Total stockholders’ equity	59,806	54,818	64,549
Total liabilities and stockholders’ equity	$131,912	$138,992	$139,865
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2020	10/31/2019
	(In thousands, except per share data)
Net sales	$56,741	$66,998
Costs of goods sold	34,466	40,153
Gross profit	22,275	26,845
Selling, general and administrative expenses	16,457	20,476
(Gain) loss on sale of property, plant & equipment	(7)	—
Operating income	5,825	6,369
Pension expense	542	188
Interest expense	419	603
Income before income taxes	4,864	5,578
Income tax expense	384	1,686
Net income	$4,480	$3,892

Net income per common share:
Basic	$0.28	$0.25
Diluted	$0.28	$0.25
Weighted average shares of common stock outstanding:
Basic	15,733	15,654
Diluted	15,767	15,710

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2020	10/31/2019
	(In thousands, except per share data)
Net sales	$133,625	$164,250
Costs of goods sold	83,243	99,582
Gross profit	50,382	64,668
Selling, general and administrative expenses	43,876	51,714
(Gain) loss on sale of property, plant & equipment	(7)	3
Operating income	6,513	12,951
Pension expense	1,626	564
Interest expense	1,317	2,210
Income before income taxes	3,570	10,177
Income tax expense	235	3,485
Net income	$3,335	$6,692

Net income per common share:
Basic	$0.21	$0.43
Diluted	$0.21	$0.43
Weighted average shares of common stock outstanding:
Basic	15,566	15,568
Diluted	15,586	15,621

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31//2020	10/31/2019
	(In thousands)

Net income	$4,480	$3,892
Other comprehensive income:
Pension adjustments (net of tax expense of $124 and $45 at October 31, 2020 and 2019, respectively)	341	130
Net comprehensive income	$4,821	$4,022
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2020	10/31/2019
	(In thousands)

Net income	$3,335	$6,692
Other comprehensive income:
Pension adjustments (net of tax expense of $364 and $137 at October 31, 2020 and 2019, respectively)	1,031	390
Net comprehensive income	$4,366	$7,082
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2020	10/31/2019
	(In thousands)
Operating activities
Net income	$3,335	$6,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,895	4,350
Non-cash lease expense	645	258
Provision for doubtful accounts	60	60
(Gain) loss on sale of property, plant and equipment	(7)	3
Deferred income taxes	184	3,511
Stock-based compensation	759	686
Defined pension plan settlement	—	—
Amortization of net actuarial loss for pension plans	1,395	528
Changes in operating assets and liabilities:
Trade accounts receivable	(5,177)	(4,504)
Other receivables	—	(15)
Inventories	6,457	4,382
Income taxes	(23)	(124)
Prepaid expenses and other current assets	388	265
Accounts payable and accrued liabilities	741	(5,869)
Net cash provided by operating activities	12,652	10,223
Investing activities:
Capital expenditures	(1,900)	(2,963)
Proceeds from sale of property, plant and equipment	82	—
Net cash used in investing activities	(1,818)	(2,963)
Financing activities:
Borrowing from long-term debt	23,885	30,923
Repayment of long-term debt	(34,512)	(37,980)
Payment on deferred financing costs	—	—
Tax withholding payments on share-based compensation	(155)	(244)
Cash dividends paid	—	—
Net cash used in financing activities	(10,782)	(7,301)

Net increase (decrease) in cash	52	(41)
Cash at beginning of period	1,150	738
Cash at end of period	$1,202	$697
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Equity and Accumulated Other Comprehensive Income (Loss)

	Three-Month Period Ended October 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732
Net income	—	—	—	4,480	—	4,480
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $124	—	—	—	—	341	341
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at October 31, 2020	15,918,642	$159	$119,402	$(46,475)	$(13,280)	$59,806

	Three-Month Period Ended October 31, 2019
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2019	15,713,549	$157	$118,282	$(49,392)	$(8,782)	$60,265
Net income	—	—	—	3,892	—	3,892
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $45	—	—	—	—	130	130
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	262	—	—	262
Balance at October 31, 2019	15,713,549	$157	$118,544	$(45,500)	$(8,652)	$64,549

	Nine-Month Period Ended October 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net income	—	—	—	$3,335	—	3,335
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $364	—	—	—	—	1,031	1,031
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	759	—	—	759
Balance at October 31, 2020	15,918,642	$159	$119,402	$(46,475)	$(13,280)	$59,806

	Nine-Month Period Ended October 31, 2019
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—	—	—	$6,692	—	6,692
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $137	—	—	—	—	390	390
Shares vested and others	171,593	2	(248)	—	—	(246)
Stock compensation expense	—	—	686	—	—	686
Balance at October 31, 2019	15,713,549	$157	$118,544	$(45,500)	$(8,652)	$64,549

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2020
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2021. The balance sheet at January 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Liquidity

Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next twelve months through December 31, 2021. The Company has experienced an overall decline in net sales and net income through the first nine-months of fiscal 2021 as compared to fiscal 2020 as a result of the disruption to its business and its customers caused by the COVID-19 pandemic. As a result of the reduced revenue, the Company was not in compliance with its fixed-charge coverage ratio under its revolving and secured credit agreement with PNC Bank, as of July 31, 2020, prior to an amendment and waiver negotiated to satisfy the event of default that also reduced the ratio required for the rolling four-quarter period ended October 31, 2020 from 1.10:1.00 to 1.00:1.00. However the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated a waiver and amendment on December 11, 2020 to the agreement to satisfy the event of default and amend the fixed-charge coverage ratio covenant. The amended covenant allows the Company to add back certain COVID-19 related costs incurred between May 1, 2020 through April 30, 2021, not to exceed $2 million, to adjusted EBITDA and retains a minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the quarter ending January 31, 2021 (see Note 7).

The Company expects the impact of COVID-19 to continue to be a challenge for the foreseeable future and believes the economy will be adversely impacted for an indeterminate period, including the demand for its products. The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be reasonably predicted. The Company has plans to further moderate certain selling, general and administrative expenses and capital expenditures to preserve cash and maintain compliance with its financial covenants. Based on the Company’s current projections, including COVID-19 related costs, and its ability to manage certain controllable expenditures, management believes it will maintain compliance with the financial covenants for the next 12 months and that the Company’s existing cash, projected operating cash flows and available credit facilities, described in Note 7, are adequate to meet its operating needs, liabilities and commitments over the next twelve months from the issuance of the interim financial statements.

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

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 31, 2020, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. In the second fiscal quarter ended July 31, 2020, the Company accounted for COVID-19 lease abatements of $136,000 as reductions to variable lease expense as if no changes to the lease contract were made while continuing to recognize expense and reductions in the operating lease liability, as well as the operating lease right-of-use asset during the abatement period. There were no lease concessions recorded in the first and third quarters of fiscal 2021.

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

The following table presents a breakdown of the Company’s inventories as of October 31, 2020, January 31, 2020 and October 31, 2019:

	10/31/2020	1/31/2020	10/31/2019
	(in thousands)

Finished goods	$15,442	$15,401	$15,380
WIP	11,440	15,957	15,567
Raw materials	9,990	11,971	11,960
Total inventories	$36,872	$43,329	$42,907

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended		Nine-Months Ended
	10/31/2020	10/31/2019	10/31/2020	10/31/2019
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,431	$1,365	$4,343	$4,065
Short-term lease cost	55	115	214	251
Short-term sublease income	(10)	(30)	(30)	(60)
Variable lease cost (1)	(18)	340	352	849
Total lease cost	$1,458	$1,790	$4,879	$5,105

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$3,697	$3,976
Right-of-use assets obtained in exchange for new lease liabilities			$587	$1,420
Weighted-average remaining lease term (years)			4.3	5.2
Weighted-average discount rate			6.40%	6.37%

(1) Subsequent to the issuance of the Company’s condensed consolidated financial statements as of October 31, 2019, management identified an immaterial correction related to the disclosure of certain variable lease payments. Variable lease expense for the three-months and nine-months ended October 31, 2019 did not previously include $340,000 and $849,000, respectively of variable lease payments for property taxes, insurance and common area maintenance related to triple net leases. Management corrected the disclosure related to variable lease expense in the table above for the three-months and nine-months ended October 31, 2019 and, except for this change, the correction had no impact upon the Company’s condensed consolidated financial statements.

Minimum future lease payments for operating leases in effect as of October 31, 2020, are as follows:

Operating Lease
(in thousands)
Remaining of 2021	$1,476
2022	5,818
2023	5,384
2024	5,251
2025	5,370
Thereafter	1,350
Remaining balance of lease payments	$24,649

Short-term lease liabilities	$4,662
Long-term lease liabilities	16,745
Total lease liabilities	$21,407

Difference between undiscounted cash flows and discounted cash flows	$3,242

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	10/31/2020	1/31/2020	10/31/2019
	(in thousands)
Revolving credit line	$—	$9,969	$7,412
Other	6,070	6,727	6,945
Total debt	6,070	16,696	14,357
Less current portion	885	878	872
Non-current portion	$5,185	$15,818	$13,485

The Company ("the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement has been amended twenty one times since it’s origination in 2011 through fiscal 2020, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based loan consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2,000,000. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2020 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000. The Company was in violation with its financial covenants as of July 31, 2020. On September 8, 2020, the Company entered into Amendment No. 21 to the Revolving Credit and Security Agreement (“Amendment No. 21”) with its lender, PNC Bank,

National Association. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the Fixed Charge Coverage Ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ended October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000. However the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated and entered into Amendment No. 22 on December 11, 2020 to the Revolving Credit and Security Agreement (“Amendment No. 22”) with its lender, PNC Bank, National Association. Amendment No. 22 provided a limited waiver of the Fixed-Charge Coverage Ratio for the four fiscal quarter period ended October 31, 2020 and amended the Fixed-Charge Coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021 not to exceed $2 million to adjusted EBITDA beginning with the four fiscal quarter period ended January 31, 2021, and retains the required minimum coverage ratio of 1.10:1.00. In connection with Amendment No. 22, the Company also agreed to pay PNC Bank a non-refundable fee of $40,000.

The Credit Agreement bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. The interest rate as of October 31, 2020 was 4.5%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. As of October 31, 2020, there were no outstanding amounts under the line of credit and approximately $14,000,000 was available for borrowing as of October 31, 2020.

Management believes that the carrying value of debt approximated fair value at October 31, 2020 and 2019, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of ASC No. 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  The Company maintains a partial valuation allowance of $1,133,000, $1,183,000 and $1,918,000 as of October 31, 2020, January 31, 2020 and October 31, 2019 to reduce against certain state deferred tax assets that the Company does not believe it is more-likely-than-not to realize.

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

Income tax expense for the third quarter and nine months ended October 31, 2020 is less than the prior year, primarily due to the decrease in pre-tax income and the change of the valuation allowance related to the business interest expense limitation deduction and state net operating losses.

Note 9. Net income per Share

	Three Months Ended		Nine Months Ended
	10/31/2020	10/31/2019	10/31/2020	10/31/2019
	(In thousands, except per share data)

Net income	$4,480	$3,892	$3,335	$6,692

Weighted average shares of common stock outstanding	15,733	15,654	15,566	15,568
Net effect of dilutive shares - based on the treasury stock method using average market price	34	56	20	53
Totals	15,767	15,710	15,586	15,621

Net income per share - basic	$0.28	$0.25	$0.21	$0.43
Net income per share - diluted	$0.28	$0.25	$0.21	$0.43

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month periods ended October 31, 2020, the Company granted 94,695 awards to non-employee directors, vested 45,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2020, there were approximately 677,305 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month periods ended October 31, 2020, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 59,385 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of October 31, 2020, there were approximately 32,892 shares available for future issuance under the 2011 Plan.

During the three months ended October 31, 2020, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $65,000 and $188,000, respectively. During the three months ended October 31, 2019, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $74,000 and $189,000, respectively.

During the nine months ended October 31, 2020, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $193,000 and $566,000, respectively. During the nine months ended October 31, 2019, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $190,000 and $496,000, respectively.

As of October 31, 2020, there was $2,178,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

Note 11. Retirement Plans
The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003. There is no service cost incurred under this plan.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2020, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan.
The net periodic pension cost for the Pension Plan and the VIP Plan for the three months and nine months ended October 31, 2020 and 2019 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Nine Months Ended
	10/31/2020	10/31/2019	10/31/2020	10/31/2019
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	301	355	903	1,065
Expected return on plan assets	(224)	(343)	(672)	(1,029)
Plan settlement	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	465	176	1,395	528
Benefit cost	$542	$188	$1,626	$564

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2020 and 2019, the plan held 893,811 shares and 710,319 shares of Virco stock, respectively. For the three months ended October 31, 2020 and 2019, the compensation costs incurred for employer match was $182,000 and $204,000, respectively. For the nine months ended October 31, 2020 and 2019, the compensation costs incurred for employer match was $587,000 and $578,000, respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	10/31/2020	10/31/2019	10/31/2020	10/31/2019
	(in thousands)
Beginning balance	$750	$800	$800	$700
Provision	(46)	71	(3)	387
Costs incurred	(4)	(71)	(97)	(287)
Ending balance	$700	$800	$700	$800
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

Note 14. Delivery Costs
For the quarter ended October 31, 2020 and 2019, shipping and classroom delivery costs of approximately $6,014,000 and $7,897,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
For the nine months ended October 31, 2020 and 2019, shipping and classroom delivery costs of approximately 12,999,000 and 17,154,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Note 16. Subsequent Events
On December 11, 2020, the Company entered into Amendment No. 22 to the Revolving Credit and Security Agreement (“Amendment No. 22”) with its lender, PNC Bank, National Association (see Note 7).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations

The effects of COVID -19

Results of operations for the three-month and nine-month periods ended October 31, 2020 have been significantly impacted by economic conditions driven by the COVID-19 pandemic. The majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. Most school districts continued with remote learning for the academic year beginning August 2020, with a minority of districts attempting hybrid or on-site learning. During the third quarter many districts attempted to implement on-site instruction, but most large districts are continuing remote learning.

Selling activities have been significantly impacted. Our direct sales force, one of the Company’s distinct competitive advantages, was unable to make in-person sales calls and has been required to call on customers using telephonic or other electronic methods. Our primary customers, educators and district business officials, are frequently working remotely which complicates selling activities. Virco traditionally displays product at a variety of shows, most of which have been cancelled or held remotely. When working on site, educators and business officials typically require appointments and many districts do not allow vendors on site. Orders of furniture were impacted, but the severity of the impact varied by funding source. Transactional orders, which are typically smaller, sometimes made through internet and other resellers, and are frequently for more immediate delivery, fell sharply. Project orders, which are typically, larger, frequently requiring project management and full-service, characterized by a longer selling process, typically months in advance of the order, remained stable compared to the prior year. Funding sources for project orders are frequently bond funded, precluding funding from being diverted to alternative expenditures. The market for educational furniture is extremely seasonal, but there has traditionally been a remarkable stability to this seasonal cycle. In the current year, the timing of orders has not followed the traditional seasonal trends. Orders of educational furniture are traditionally very strong in May and June. In the current year, these months were uncharacteristically slow. This reduction adversely impacted both second and third quarter sales revenue.

Delivery of furniture to customers has been adversely impacted. Customers deferred deliveries of furniture during the initial school closures. This caused a reduction in first quarter shipments, but because orders were stable, our backlog of orders at April 30, 2020 was approximately $8,324,000 greater than the same date in the prior year. Order backlog at July 31, 2020 was flat compared to the same date in the prior year. Our backlog of orders was slightly less at October 31, 2020 compared to the prior year. The Company has followed a process where we call every customer prior to shipping furniture from our warehouse to confirm that there will be school personnel on site to accept the delivery. This has added complexity to the distribution process but has enabled effective execution of deliveries. During the second and third quarters, shipments of furniture started to model the traditional seasonal cycle, but at a reduced level of activity due to lower orders. In typical years, shipments of furniture are scheduled to occur prior to Labor Day, when all schools are typically in session. This year did not have the same “hard deadline” and summer deliveries extended into September.

Manufacturing has been impacted, but operations have been successful given the circumstances. Our Arkansas factories, which represent approximately two-thirds of our annual volume have been operating the entire time. Our Torrance factory closed for one week at the inception of the pandemic when state and local shutdown orders were not coordinated. After the Company determined that our operations were essential, production re-started. The Torrance operations were closed for several days around Memorial Day to facilitate deep cleaning when a small number of employees were tested positive for COVID-19, but it quickly resumed operations and has been operating since Memorial Day. The Company did not experience significant disruption to production during the third quarter. Production rates have been moderated in response to reduced unit sales volume and a decision by management to reduce inventory levels. At various times our supply chain has been challenged by interruptions of imported components and by domestic suppliers’ difficulties. While challenging, the Company has performed effectively during this period. Our seasonal manufacturing cycle traditionally utilized temporary labor to address the education market seasonal cycle. The reduced production volume has been addressed by limiting temporary labor, and through October 31, 2020 there have been no layoffs or furloughs of our employees. In response to the seasonal nature of our business, the Company traditionally closes or curtails operations for one week during Thanksgiving, and for approximately two weeks during

Christmas and New Year’s, mirroring the holidays when schools are closed. For the current year, the Company anticipates adding an additional week of restricted operations at both Thanksgiving and New Year’s.

The COVID-19 pandemic has impacted or accelerated changes in many industries, including the furniture industry. While many furniture markets may be permanently impacted, the current pandemic appears to have reinforced the need and desire to have children attend K-12 schools in-person and be instructed in classroom settings. Furniture that facilitates social distancing has been a part of the Company’s product offering since its founding in 1950. The current condition of the K-12 education market continues to be one of significant disruption. State and local governments are anticipated to have severe budgetary concerns in the foreseeable future. While the overall market for school furniture may decline in the fiscal year ending January 31, 2021 and probably beyond, management believes that our domestic manufacturing base provides meaningful opportunities to increase market share due to our flexibility and rapid turnaround rather than by reducing prices.

In September 2020, after consideration of uncertainties tied to COVID-19 pandemic, the Compensation Committee of the Board adopted a flexible strategy that will reduce cash compensation payable to outside directors and executive officers by at least 25% between October 2020 and January 2021.

Three Months Ended October 31, 2020

Order rates for the first nine months have been volatile, with a material reduction in orders corresponding to COVID19. Orders for the first quarter declined by approximately 2.1%, orders for the second quarter declined by nearly 28%, and orders for the third quarter declined by 22.5%. Year-to-date orders through October 31, 2020 have declined by approximately 19.5%.

For the three months ended October 31, 2020, the Company earned a pre-tax income of $4,864,000 on sales of $56,741,000 compared to a pre-tax income of $5,578,000 on sales of $66,998,000 in the prior year. Net sales for the three months ended October 31, 2020 decreased by $10,257,000 or 15.3%, compared to the same period last year. The Company began the quarter with an order backlog that was comparable to the prior year. Backlog at October 31, 2020 is approximately $1.8 million less than the prior year.

Gross Margin for the third quarter was approximately 39.3% of sales compared to 40.1% in the prior year. The gross margin was favorably affected by a modest price increase at the beginning of the year, offset by unfavorable manufacturing variances incurred when production rates were moderated in response to the decrease in unit volume and a decision by management to reduce inventory levels.

Selling, general and administrative expenses for the three months ended October 31, 2020 decreased by $4,025,000 compared to the same period last year and decreased as a percentage of sales to 29.0% from 30.6%. The decrease in selling, general and administrative expenses was primarily attributable to decreased variable freight, service, and selling expense.

Interest expense decreased by $184,000 for the three months ended October 31, 2020 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital in the third quarter. At October 31, 2020 the Company had completely paid off its revolving line of credit with the bank.

Nine Months Ended October 31, 2020

For the nine months ended October 31, 2020, the Company earned a pre-tax income of $3,570,000 on net sales of $133,625,000 compared to a pre-tax income of $10,177,000 on net sales of $164,250,000 in the same period last year. Net sales for the nine months ended October 31, 2020 decreased by approximately $30,625,000 or 18.6% compared to the same period last year. This net decrease was primarily the result of a reduction in unit volume offset by a small increase in selling price.

Gross margin as a percentage of sales decreased to 37.7% for the nine months ended October 31, 2020 compared to 39.4% in the same period last year. The gross margin was favorably affected by the price increase described above, partially offset by unfavorable manufacturing overhead variances incurred when production rates declined in response to the decrease in unit volume and a decision by management to reduce inventory levels.

Selling, general and administrative expenses for the nine months ended October 31, 2020 decreased by approximately $7,844,000 compared to the same period last year and increased as a percentage of sales by 1.3%. The reduction in selling expense was primarily attributable to reduced variable freight, service, and selling expenses.

Interest expense decreased by $893,000 for the nine months ended October 31, 2020 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital in the first nine months of the year. At October 31, 2020 the Company had completely paid off its revolving line of credit with the bank.

Income Taxes for the three and nine-months ended October 31, 2020

Income tax expense for the third quarter and nine months ended October 31, 2020 is less than the prior year, primarily due to the decrease in pre-tax income and the change of the valuation allowance related to the business interest expense limitation deduction and state net operating losses.

Liquidity and Capital Resources
Approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. During the current year, the COVID19 pandemic did not have a dramatic impact on the seasonality of shipments but did have an adverse impact on the volume which reduced working capital requirements. In addition, the Company was cautious about building inventory during these uncertain times. During the last two months of the third quarter, the Company typically repays significant portions of the seasonal working capital borrowed to finance the summer activity. Accounts receivable decreased by $820,000 at October 31, 2020 compared to the prior year. Inventory decreased by $6,035,000 at October 31, 2020 compared to the prior year. The reduction in working capital enabled the Company to completely pay down its revolving line of credit with PNC Bank as of October 31, 2020. Outstanding debt at October 31, 2020 includes an equipment loan from PNC in the amount of $944,000 and a seller financed mortgage on a manufacturing facility in Conway, Arkansas.

Interest expense for the three and nine months ended October 31, 2020 is less than the same period last year due to lower average outstanding borrowings under the Company's revolving line of credit with PNC Bank.

Capital spending for the nine months ended October 31, 2020 was $1,900,000 compared to $2,963,000 for the same period last year. The reduction in capital spending was a direct result of management controlling the expenditures to preserve cash due to the adverse impact that the COVID-19 pandemic had on the Company’s operations. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 by covenant.

Due to the adverse impact of the COVID-19 pandemic upon the Company’s operations, the Company violated its fixed-charge coverage ratio contained in the credit agreement with PNC Bank for the four quarter period ended July 31, 2020 and October 31, 2020. The Company obtained limited waivers and amendments from PNC Bank for both events of default, Amendment No. 21 and 22 (see Note 7 to the condensed consolidated financial statements). Amendment No. 22, amended the ongoing fixed-charge coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021, not to exceed $2,000,000, to adjusted EBITDA and retained the minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the four quarter period ending January 31, 2021. Based on the add back allowance for certain COVID-19 related costs, and the current forecasts through December 31, 2021, management believes the Company will maintain compliance with its financial covenants.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2020 under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2020. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
10.3.20
Twenty-First Amendment to Revolving Credit and Security Agreement, dated September 8, 2020, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.3.20 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 14, 2020).

10.3.21
Twenty-Second Amendment to Revolving Credit and Security Agreement, dated December 11, 2020, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

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

VIRCO MFG. CORPORATION
Date: December 14, 2020	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)