Form 10-K
period 2021-01-31
VIRCO MFG CORPORATION
filed 2021-04-28
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2021.

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☑

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2020, was $30 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 21, 2021, there were 15,918,642 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: the impact of the COVID-19 virus on the economy, school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to continue to control costs and inventory levels; availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; transportation costs; the potential impact of the Company's “Assemble-To-Ship” program on earnings; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.

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

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2022, 2021, 2020, and 2019 relate to the fiscal years ended January 31, 2022, 2021, 2020, and 2019, respectively.

Item 1. Business
Introduction

Designing, producing and distributing high-value furniture for a diverse family of customers is a 71-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA

Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; and the wide-ranging Plateau and Text Series.

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

In the fiscal year ended January 31, 2019 (“fiscal 2019”), Virco continued with the full launch of our Room to Move Collection, bringing our new Floor Rockers and C2M and R2M chairs to market, further supporting varied classroom and student needs. Adding additional comfort and design appeal to the Floor Rocker family, we introduced the Sage Floor Rocker with Padded Seat, now available in nine coordinating colors. Also new to our Healthy Movement seating was the Adjust-Right Stool. Designed for use in one-on-one settings, this stool adapts to each user as they develop and strengthen their core and sense of balance. Understanding that collaboration and engagement take place beyond the walls of a classroom, Virco introduced the Plateau Series Media Tables. With collaborative environments in mind, these tables were designed to bring groups of people together in schools and the workplace. Featuring a TV mount for screens and built-in USB and Power Ports, students and colleagues can easily exchange ideas and share content. To address changing preferences and meet the needs of designers, Virco added to our robust color program by introducing two new soft plastic colors with vibrant, modern tones, Kelly Green and Lemon Yellow, as well as expanding our edge banding color offering for our 4000 and 5000 series tables. We also added new upholstery colors to complement our existing pallet.

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

The fiscal year ended January 31, 2021 ("fiscal 2021") was unique due to the unprecedented circumstances of the global COVID-19 pandemic. With many schools across the country completely shut down and others selectively opening under strict guidelines for safety and physical distancing, we saw a shift away from collaborative classroom furniture. More traditional single-student desks and chair desk combo units began to replace tables and collaborative set-ups to allow for physical distance in the classroom environment. While we did release several new products to address customer demand, such as both a ZUMA Series and Plateau Series slide-shaped student desk, a ZUMA Series adjustable-height lab stool and adjustable-height low legs for our TEXT Series student desk, this was not the year to introduce an extensive line of new products. Rather, we focused on meeting current customer needs by utilizing our existing product offerings that are well-suited to best help schools bring back students for in person learning. These included 785 Series open front desks, ZUMA Series student desks as well as the 9400 Series and 3400 Series combo desks. Our product development pipeline also continued during this time in preparation for new product releases in the coming year.

As of January 31, 2021, the Company employed approximately 775 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas.

Subsequent to the dot com bust in 2003 and again following the recession in 2008-2009, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts now administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture FOB (Freight On Board) Factory, customers can purchase furniture for delivery to warehouses and school sites and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all furniture, fixtures and equipment ("FF&E") needs in our educational market.

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

Another important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, assembly, distribution, and service capabilities. For example, Virco has developed competencies in several manufacturing processes that are important to the markets the Company serves, such as finishing systems, plastic molding, metal fabrication and woodworking. Virco's physical facilities are designed to support its Assemble-to-Ship ("ATS") strategy. Warehouses have substantial staging areas combined with a large number of dock doors to support the seasonal peak in shipments during summer months.

In years subsequent to China entering the World Trade Organization, many furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources, supply chain disruptions, and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods.

Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery.

Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2021 and 2020, approximately 49-52% of the Company's total sales were delivered in June, July, and August. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

Virco's principal manufactured products include:
SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills was launched in 2004 and continues to be the top-seller. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; mobile task chairs and lab stools; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. The Sage™ line, originally designed to serve students in college, university and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers and floor rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, mobile task chairs and lab stools, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives range from 120, 121 and 122 Series stools to Analogy™ Series chairs by Peter Glass and Bob Mills. The N2 Series was designed by Virco as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

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

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract Series now includes an optional bookrack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, new Agile Combo models and new Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators.

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

LABORATORY FURNITURE - For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty Chemsurf® and epoxy resin tops. Virco's ZUMA®, Sage™, Analogy™, N2, Telos®, Metaphor®, Classic Series™, and 3000 Series collections include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring. Virco also carries a selection of wood-frame science tables with Chemsurf and epoxy resin tops.

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

Virco's wide-ranging product selection includes hundreds of furniture models that have earned GREENGUARD® Gold Certification (formerly known as the GREENGUARD® Children & Schools Program for indoor air quality). Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified by the GREENGUARD Children & Schools Program, now known as GREENGUARD Gold certification. All of the models in the Company's most popular product lines - including ZUMA, Sage, Analogy™, 9000 Series, 5000 and 4000 Series Activity Tables, TEXT®, Core-a-Gator®, Parameter®, Plateau®, Tetra™ furniture models - are GREENGUARD-certified. Along with Virco's leadership relative to GREENGUARD-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco now offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2021.

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

Customers

Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2021 and January 31, 2020.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2021, the cost of commodities was relatively stable. In fiscal 2020, the Company incurred an additional 15% increase in tariffs related to components sourced from China. Other than the tariffs on these products, the cost of commodities was stable, and in some cases decreased slightly. Subsequent to fiscal year end 2021, the Company has experienced significant cost increases for steel and components sourced from China. While Virco sources most of its steel domestically, domestic prices increase concurrently with the effective date of the tariff on foreign steel.

In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, primarily from China, and certain components from domestic suppliers. These components are classified as raw materials in the financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components can be volatile, impacted by tariffs, freight cost and availability, and price increases by the supplier.

The supply chain for components from China is typically interrupted for a short period of time each year during the Chinese New Year in January or February. As this is in a seasonally slow period of the Company’s business cycle and is predictable, it has not created supply chain disruptions. In 2020, the COVID-19 pandemic caused several weeks of additional supply chain disruption following the 2020 Chinese New Year. Starting in April 2020, our sources in China operated at a capacity level adequate to supply our requirements, and as the entire period of disruption occurred in our slow season, the Company was not materially affected. In 2021 the Company has experienced supply chain disruption caused primarily by availability of freight from China to the United States. There can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise. In addition, our domestic suppliers of components, services and consumables used in the manufacturing process have been disrupted due to COVID-19 and may continue to be disrupted, which could result in a slowdown of our manufacturing processes and result in increased costs to us.

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

The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2021. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: Approximately 60% to 70% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 67% of sales in fiscal 2021 and 65% of sales in fiscal 2020. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two two-year extensions extending through 2026. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

The Company’s education customers typically do not have logistic capabilities and more than 75% of sales are FOB destination and include freight to customer. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. More than 90% of the Company’s freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season.

Seasonality

The educational sales market is extremely seasonal. Approximately 52% of net sales in fiscal 2021 and 49% of net sales in fiscal 2020 were delivered in June, July and August. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.

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

As part of Virco's efforts to balance seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS (assemble-to-ship) operating model. ATS is Virco's version of mass-customization, which assembles standardized, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the customer’s specific product and color requests are identified, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artco-Bell, KI Inc., Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sells furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

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

Backlog

Sales order backlog at January 31, 2021, totaled approximately $20.9 million and approximated eight weeks of sales, compared to $20.7 million at January 31, 2020. Substantially all of the backlog will ship during the fiscal year ending January 31, 2022.

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

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 71 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital

As of January 31, 2021, Virco and its subsidiaries employed approximately 775 full-time employees across our facilities. Of this number, approximately 595 are involved in manufacturing and distribution, approximately 115 in sales and marketing and approximately 65 in administration. Our employees are not unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May, June, and July, with smaller numbers immediately preceding and following these months. For fiscal 2021 the Company utilized fewer temporary workers in response to the COVID-19 pandemic.

Our employees play a central role in the success of our long-term strategy. Our values – Voice, Dignity, Fairness, Leadership and Merit – direct the management of our company and are built on the foundation that our people and the way we treat one another promote inclusion, creativity, innovation and productivity, which drives the Company’s success. In addition, as a manufacturing company, our safety policy centers around safety, housekeeping and quality, which fosters an atmosphere where health and safety are given a high priority.

We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development. To ensure alignment with our short-term and long-term goals, our compensation programs for employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance; generous time-off and leave; and retirement programs. We provide emotional, physical, legal and financial well-being services through our Employee Assistance Program. Our emotional well-being support offers help with a wide range of issues including stress management, work/life balance, grief and loss, self-esteem and personal development. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. The Company adopted a number of measures in response to the COVID-19 pandemic. Our sales force has been working remotely and as a general matter only physically called on school sites when specifically invited by the district. The Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of a two brief closures of our Torrance operations, all facilities in California and Arkansas have been operating. However, we are operating our Torrance manufacturing and distribution facility on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. In addition, office employees and others who can work from home continue to do so.

Environmental Compliance

Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Substances Control Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental requirements. Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

Financial Information About Industry Segment and Geographic Areas

Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last two fiscal years, see the Company's consolidated financial statements.

During fiscal 2021, Virco derived approximately 4.5% of its revenues from customers located outside of the United States (primarily Canada).

During fiscal 2020, Virco derived approximately 6.3% of its revenues from customers located outside of the United States (primarily Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2021 and 2020, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2021, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2021	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	88	1990
Douglas A. Virtue (2)	President	62	2014
Robert E. Dose (3)	Senior Vice President - Chief Financial Officer, Secretary and Treasurer	64	1995
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 64 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 35 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 1995; has been employed by the Company for 30 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Secretary and Treasurer.
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

RISKS RELATED TO COVID-19

The current health pandemic from COVID-19 has adversely affected our operations and may have material adverse effects on our future business, financial condition and results of operations.

The COVID-19 pandemic had an immediate impact on the Company’s operating activities during fiscal 2021, and this impact is anticipated to continue into fiscal 2022. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. During the 2020-2021 academic year many school districts and private schools successfully re-introduced in-class or hybrid learning, but the majority of students in the United States were learning remotely during the Company’s fiscal year ended January 31, 2021.

Virco determined that the Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of two brief closures of our Torrance operations, all facilities in California and Arkansas have been operating. While the Company is considered to be an essential manufacturer, not all of our domestic suppliers meet this criterion, and the Company may experience supply chain challenges from domestic suppliers depending upon the length and severity of state and local orders to shelter in place. In addition, there can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise. The Company believes that it is not more subject to supply chain disruptions than our competitors and is substantially less dependent upon a supply chain extending to China than many competitors in the industry.

Our sales force worked remotely from March 2020 through January 31, 2021, and as a general matter only physically called on school sites when specifically invited by the district. Most school districts in the United States closed campuses to students for the remainder of the 2019-2020 academic year, and district business officials typically operated from home offices. While students returned to class in many locations, districts continued to limit in person sales calls. Subsequent to fiscal 2021, there are some regions of the country where school districts are entertaining on site visits by Virco sales representatives. The Company does not know how quickly the balance of the districts will re-open to on-site visits.

The COVID-19 pandemic has materially adversely impacted the U.S. economy and the education system and is expected to continue to do so for at least the next fiscal year. The education system and education budgets are typically highly dependent on state and local tax revenues. The severity of this pandemic may materially adversely impact state and local tax revenues and result in changes in spending priorities for state and local governments, which may have a material adverse effect on future school budgets. The loss of state and local revenues may be substantially or partially offset by federal programs providing assistance to state governments, local governments and schools, although there can be no assurance that any federal funds could be used for capital expenditures or that the level of federal funding, if any, will be sufficient to maintain our historic order rates for school furniture. In addition, while we expect the majority of schools to be in session, there can be no assurance that school systems in the United States will reopen or resume normal operations for the 2021-2022 academic year.

These events, among others, related to the COVID-19 pandemic have in the last year and possibly in the future cause demand for our products to decline and competitive pricing pressures to increase, any of which would likely have a material adverse effect to our business, operating results, cash flows and financial condition.

RISKS RELATED TO SCHOOL FUNDING

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

STRATEGIC AND OPERATIONAL RISKS

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

Cost and availability of third-party freight can adversely affect our profitability and results of operations.

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

Approximately 67% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding, and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 67% of Virco's sales in fiscal 2021 and 65% of Virco's sales in fiscal 2020 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

In addition, this contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we will likely not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins.

We operate in a seasonal business and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and classroom delivery and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility. The Company may not meet the requirements of its financial covenants on an ongoing basis or that should it fail to meet such covenants in the future, the agent and lender under the Credit Agreement will agree to waivers or amendments with respect thereto.

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

INDUSTRY AND ECONOMIC RISKS

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

The Company has increased list prices for its products in fiscal 2022 in an effort to recover all reasonable anticipated increases in material costs.

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

FINANCING RISKS

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

The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. These estimates are complicated by the economic impact of the COVID-19 pandemic, particularly with respect to anticipated future demand and the ability to maintain our supply chain.

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

We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (“Employee Plan”), and one nonqualified pension plan. Benefits under the Plans were frozen in 2003. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the current economic environment is characterized by historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. These factors are further complicated by the substantial intervention in the U.S. credit markets by the Federal Reserve Board and Treasury Department in response to the COVID-19 pandemic, which could have the effect of artificially reducing market interest rates.

LEGAL AND REGULATORY RISKS

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

GENERAL RISK FACTORS

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

Failure in our information technology and storage systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology systems. These systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our computer servers and those of our vendors are potentially vulnerable to physical or electronic break-ins, including cyber-attacks, ransomware attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of non-public information and disruption of our accounting, sales and purchasing systems and overall operations. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If any of our computer systems are compromised, our business could be interrupted and we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets, the occurrence of which could harm our business.

Any failure by us to comply with a variety of privacy and consumer protection laws may harm us.

Any failure by us or our vendor or other business partners to comply with privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. The California Consumer Privacy Act took effect on January 1, 2020 and imposes certain legal obligations on our use and processing of personal information related to California residents, including certain personal information regarding our California employees. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which further expands the California Consumer Privacy Act with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of these new laws and their interpretation and enforcement remain uncertain, and their potential effects are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in order to comply. These new laws may also lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business.

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

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. The economic impact and uncertainty of the COVID-19 pandemic has exacerbated this volatility in both our common stock and the overall stock markets. The limited “float” of shares available for purchase or sale of Virco stock can magnify this volatility. These broad market fluctuations may negatively affect the market price of our common stock. Some specific factors that may have a significant effect on our common stock market price include:

•actual or anticipated fluctuations in our operating results or future prospects;

•our announcements or our competitors’ announcements of new products;

•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•strategic actions by us or our competitors, such as acquisitions or restructurings;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in our growth rates or our competitors’ growth rates;

•our inability to raise additional capital;

•conditions of the school furniture industry as a result of changes in funding or general economic conditions, including those resulting from war, incidents of terrorism and responses to such events; and

•changes in stock market analyst recommendations or earnings estimates regarding our common stock, other comparable companies or the education furniture industry generally.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 27, 2021, there were approximately 170 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,200 beneficial stockholders.
Dividend Policy
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company paid four quarterly cash dividends of $0.015 per share in 2018. In March 2018, the Company entered into Amendment No. 17 which allows the Company to pay dividends or conduct stock repurchases in an amount up to $2.0 million. In fiscal 2020, the Company entered into Amendment No. 20 suspending the Company’s ability to pay cash dividends or repurchase stock through January 31, 2020

Stock Repurchases

The Company did not repurchase any shares of its stock during 2021 and 2020.
Item 6. Selected Financial Data
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2021 and are not required to provide the information under this item.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19 Pandemic

To the best of management’s knowledge, the United States has never closed schools en masse to classroom instruction until the COVID-19 pandemic. Not in WWI; the Spanish Flu of 1918-1919; The Great Depression; WWII; The Hong Kong Flu of 1968; or any other crisis in the past 50 years.

The COVID-19 pandemic had an immediate impact on the Company’s operating activities during fiscal 2021, and this impact is anticipated to continue into fiscal 2022. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. Most school districts in the United States kept campuses closed to students for the remainder of the 2019-2020 academic year, and district business officials typically operated from home offices. During the 2020-2021 academic year many school districts and private schools successfully re-introduced in-class or hybrid learning, but the majority of students in the United States were learning remotely during the Company’s fiscal year ended January 31, 2021. These mass closures impacted more than ten of the twelve months included in this fiscal year, including all of the traditionally busy summer season.

The Company adopted a number of measures in response to the COVID-19 pandemic. Our sales force worked remotely from March 2020 through January 31, 2021, and as a general matter only physically called on school sites when specifically invited by the district. While students returned to class in many locations, districts continued to limit in person sales calls. Subsequent to fiscal 2021, there are some regions of the country where school districts are entertaining on-site visits by Virco sales representatives. The Company does not know how quickly the balance of the districts will re-open to on-site visits.

Virco determined that the Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of a two brief closures of our Torrance operations, all facilities in California and Arkansas have been operating. While the Company is considered to be an essential manufacturer, not all of our domestic and international suppliers meet this criterion, and the Company experienced supply chain challenges from suppliers depending upon the length and severity of state and local orders to shelter in place. In addition, there can be no assurance that our domestic suppliers or supply chain from China (including freight costs and availability) will not experience material disruptions in the future, whether due to COVID-19 or otherwise. The Company believes that it is not more subject to supply chain disruptions than our competitors and is substantially less dependent upon a supply chain extending to China than many competitors in the industry.

For the period from March 2020 through January 31, 2021, and as of the date of this Annual Report, the Company is operating its Torrance manufacturing and distribution facility on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Office employees and others who can work from home continue to do so. Additional measures have been taken to insure adequate social distancing among employees performing essential on-site operations.

The demand for school furniture was adversely impacted by COVID-19 in fiscal year 2021. School administrators were challenged by COVID-19, and purchases of furniture for empty classrooms may not have been a priority. Subsequent to year end, there is a new U.S. President and administration that has placed a priority on returning children to schools. The Company anticipates that there will be continued disruption for the balance of the 2020-2021 academic year but that the majority of schools will resume substantially normal operations for the summer of 2021 and 2021-2022 academic year.

The education system and education budgets are typically highly dependent on state and local tax revenues. The severity of this pandemic may materially adversely impact state and local tax revenues and result in changes in spending priorities for state and local governments, which may have a material adverse effect on future school budgets. The loss of state and local revenues may be substantially or partially offset by federal programs providing assistance to state governments, local governments and schools, although there can be no assurance that any federal funds could be used for capital expenditures or that the level of federal funding, if any, will be sufficient to maintain our historic order rates for school furniture.

Executive Overview

The market for school furniture is traditionally seasonal, with approximately 50% of annual sales occurring in the months of June, July, and August. The Company has traditionally met the seasonal needs with significant overtime and by hiring seasonal temporary labor. During fiscal 2021, the demand for school furniture declined primarily due to the COVID-19 pandemic disruption, and the Company reduced production levels. Because of the traditional dependence on temporary seasonal labor, the Company was able to reduce seasonal hiring to match production to demand. The Company did not sever any of its full-time employees during the pandemic.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for education market. The Company markets and sells direct to the schools and provides project management and logistics. The Company primarily sells to schools FOB destination, with more than 75% of sales delivered FOB classroom destination.

As part of this integrated business model, the Company has developed several competencies to enable superior service to the markets in which Virco competes. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, delivery, project management and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment (FF&E) needs of the K-12 education market, enabling a school to procure all of its FF&E requirements from one source.

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 70 years and over this time developed products to address a variety classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of product requested by educators. Although total sales were lower than last year, we experienced a significant increase in the demand for individual desks. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. In fiscal 2021 and 2020, approximately 52% and 49% respectively of the Company's total sales were delivered in June, July and August. Average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.

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

We believe that a significant majority, approximately 80-85%, of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures, schools typically elect to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products. Prior to COVID-19, there had been an improvement in state and local tax collections. The impact of COVID-19 combined with potential federal relief is not clear at this time.

The significant budgetary challenges faced by the education industry have had an impact on the Company’s business model over this time frame and have created opportunities as well. In response to their budgetary challenges, many school districts closed warehouses and reduced janitorial and support staff in order to retain accredited teachers. Selling efforts must now reach school principals and administrative staff in addition to the district business offices. Sales priced under national contracts or buying groups are displacing competitive bids administered by professional purchasing departments. Distribution has become a more meaningful component of our business as most deliveries are to school sites, and often include delivery into the classroom. This evolution adds to the seasonal challenges of our business, but also creates opportunities to suppliers that can execute during the short summer delivery window.

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood and energy. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. During fiscal 2021 commodities were reasonably stable. During the year ended January 31, 2020 ("fiscal 2020"), the Company incurred an additional 15% increase tariffs on components sourced from China, but other commodities were stable, and in some cases slightly lower. The majority of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.

During the year ending January 31, 2022 ("fiscal 2022"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to steel and other raw materials, transportation and energy. The global pandemic related to COVID-19 is expected to continue to disrupt global and domestic supply chains.

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

Critical Accounting Policies and Estimates
This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates. On an on-going basis, management evaluates such critical estimates, including those related to valuation of inventory and related excess and obsolescence reserves, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under Item 1, Business, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:
Inventory Valuation: Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

Self-Insured Retention: For fiscal 2021 and 2020 the Company was self-insured for product and general liability losses ranging up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence and auto liability up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% for fiscal 2021 and 2020. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2022 will be comparable to the retention levels for fiscal 2021.

Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the various plans using the following discount rates for the fiscal years ended January 31:

	2021	2020
Employee Plan	2.75%	3.00%
VIP Plan	2.80%	3.05%

Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.0% return on plan assets for 2021 and 6.5% for fiscal 2020. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.

Because the plans have been frozen for many years, there is no service cost related to the plans. In prior years, due to a large number of lump-sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company did not incur settlement costs in fiscal 2021 or 2020.

Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $6.7 million and increase pension expense by approximately $800,000. A one percent decrease in return on Plan assets would increase pension expense by $210,000 and have no impact on retirement obligations. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.

Deferred Tax Assets and Liabilities: The Company recognizes deferred tax assets to the extent that it is expected that these assets are more likely than not to be realized. The Company evaluates the realizability of its deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amounts of its deferred tax assets are reduced with a valuation allowance. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

The Company has identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2021. Additionally, the Company has noted a decline in the volume of net sales processed for the twelve months ended January 31, 2021 compared to the prior year period, due to the impact of the COVID-19 pandemic. The Company evaluated both its actual forecasts of future taxable income and its historical earnings over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined that it is more likely than not that its U.S. federal deferred tax assets will be realizable, but that valuation allowances are needed for certain state NOL’s to reduce the carrying amount of those state deferred tax assets to an amount that is more likely than not to be realized.

The amount of the deferred tax asset considered realizable, however, could be adjusted if the Company’s actual results vary from its forecasts of future taxable income or if the Company’s estimates of the projected future profitability of its operations change. The Company’s future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of our deferred tax assets could materially impact our results of operations.

Results of Operations (fiscal 2021 vs. 2020)
Financial Highlights
The Company incurred a pre-tax loss of ($2,976,000) on net sales of $152,795,000 for fiscal 2021, compared to pre-tax profit of $2,727,000 on net sales of $193,001,000 in fiscal 2020. Pre-tax profit/(loss) deteriorated by $5,703,000. Net income / (loss) per diluted share decreased to a loss of ($0.14) for fiscal 2021, compared to a profit of $0.15 per diluted share in the prior year. Cash flow provided by operations was $7,799,000 in fiscal 2021, compared to $9,759,000 in fiscal 2020.

Net Sales

Virco's net sales decreased by 20.8% in fiscal 2021 to $152,795,000 compared to $193,001,000 in fiscal 2020. The decrease in net sales was primarily attributable to a reduction in volume partially offset by a 5% increase in list selling prices.

In fiscal 2021 and 2020, Virco increased list selling prices by approximately 5% each year to recover significant cost increases incurred in fiscal 2019 related to increased raw material costs, primarily driven by tariffs on steel and imported components sourced from China. In addition, the Company increased compensation for factory employees in response to minimum wage and other market conditions. During 2021 the Company suffered a significant reduction in demand related to the COVID-19 pandemic. Despite a reduction in industry demand, the Company did not reduce selling prices. Short lead times, urgent orders, disciplined pricing, and general supply chain disruption in the industry (especially imported items) allowed the Company to realize the price increase announced at the beginning of the year.

For fiscal 2022, the COVID-19 pandemic is continuing to create uncertainty as state and local government revenues may be severely impacted and spending priorities may be re-evaluated. The anticipated government revenue shortfall may be offset significantly or in part by a variety of federal government programs. The Company anticipates that the budgetary challenges for state and local governments will continue to affect our growth in net sales. The Company intends to increase selling prices to recover volatile and increasing commodity and freight costs. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. The Company plans to increase selling prices to recover increased costs of commodities and to improve gross margins. To increase or maintain market share during fiscal 2022, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year may continue to be impacted by the COVID-19 pandemic. Demand for project business is anticipated to be stable compared to pre-COVID-19 levels. Short term transactional business may increase when schools re-open. The potential impact of Government stimulus programs and possible failures of competitors cannot be reasonably estimated as of the date of this report.

Cost of Sales

Cost of sales was 64.1% of net sales in fiscal 2021 and 62.9% of net sales in fiscal 2020. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in manufacturing overhead variances related to reduced levels of production. In the first quarter of fiscal 2021, the Company increased selling prices to recover increased costs incurred in fiscal 2021 and 2020. In fiscal 2021, the cost of commodities was reasonably stable. The Company incurred a reduction in unit sales volume which increased manufacturing overhead variances offset in part by the selling price increases.

During fiscal 2022, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy and tariffs due to potential macroeconomic events, including the global pandemic caused by COVID-19. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2022. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses
Selling, general and administrative expenses for fiscal 2021, decreased by $11.5 million to $54,197,000 from $65,726,000 but increased as a percentage of net sales by approximately 1.4% to 35.5% in fiscal 2021 from 34.1% in fiscal 2020. Service costs, including warehousing, freight and classroom delivery costs decreased $5,883,000 and decreased by 0.1% as a percentage of net sales. Selling costs decreased by $4,899,000 and were flat as a percentage of sales compared to the prior year. Decreased selling costs were attributable to reduced variable expenses. G&A spending decreased in terms of dollars and increased as a percentage of net sales. Interest expense was $924,000 lower in fiscal 2021 compared to fiscal 2020 because of reduced levels of borrowing and decreased interest rates.

Provision for Income Taxes

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax asset.

For fiscal 2021, the effective tax rate was 25.0%. The Company has a partial valuation allowance of $1,064,000 against certain state deferred tax assets that the Company does not believe is more-likely-than-not to be realized. At January 31, 2021, the Company has net operating loss carryforwards of approximately $12,897,000 for federal, that do not expire, and $29,891,000 for state income tax purposes, expiring at various dates through January 31, 2039.

For fiscal 2020, the effective tax rate was 12.7%. The Company has a partial valuation allowance of $1,183,000 against certain state deferred tax assets that the Company does not believe is more-likely-than-not to be realized. At January 31, 2020, the Company has net operating loss carryforwards of approximately $9,499,000 for federal, that do not expire, and $26,098,000 for state income tax purposes, expiring at various dates through January 31, 2040.

Cash Flow

The following table shows summary cash flows information for the years ended January 31, 2021 and 2020, respectively:

	Year ended January 31,
	2021	2020
	(In thousands)

Net cash provided by operating activities	$7,799	$9,759
Net cash used in investing activities	(2,135)	(4,258)
Net cash used in financing activities	(6,412)	(5,089)
Net (decrease) increase in cash	(748)	412

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash provided by operating activities was $7.80 million for the year ended January 31, 2021, a decrease of $1.96 million compared to the prior year. The decrease was primarily due to a reduction net income.

Investing activities. Our investments primarily consist of investments in our factories and technology to support our business activities. Investment activities decreased for the year ended January 31, 2021 due to reduced business activity related to the COVID pandemic. Capital expenditures have been financed using cash provided by operating activities and borrowings under our line of credit with PNC Bank. There were no material commitments for capital expenditures as of January 31, 2021.

Financing activities. Our financing activities primarily consist of the proceeds and repayments of borrowings under our line of credit with PNC Bank. Due to the seasonal nature of our business, the Company typically borrows material amounts under the line to finance seasonal building of inventory and financing of accounts receivable. The Company typically repays the seasonal borrowings at the conclusion of the summer busy season.
Inflation and Future Change in Prices
We commit to annual contracts that determine selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company does not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. In fiscal 2021 the cost of sales were relatively stable compared to prior years, which were impacted by tariffs on steel and Chinese imports.
For fiscal 2022, the Company anticipates continued volatility in costs, particularly with respect to imported components from China, freight from China, certain raw materials including steel, transportation, energy, and potential impacts of legislation increasing minimum wages. Anticipated adverse volatility for fiscal 2022 could be severe in light of tariffs imposed or threatened on imported commodities and disruptions caused by COVID-19 upon our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Subsequent to 2010, many carriers went out of business or were required to reduce the size of their fleets due to economic conditions and have not increased their fleets as the economy has improved. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2021, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation. Virco has aggressively addressed these costs by controlling headcount, freezing pension benefits and passing on a portion of increased medical costs to employees.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2022. Due to current economic conditions, the Company anticipates continued significant price competition in fiscal 2022 and may not be able to raise prices without risk of losing market share. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. Total material costs for fiscal 2022, as a percentage of sales, could be higher than in fiscal 2021. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials and searching for new sources of purchased components and raw materials.
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

As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2021 and 2020.

In addition, Virco finances its largest balance of accounts receivable during the peak season. This occurs for three primary reasons. First, accounts receivable balances naturally increase during the peak season as shipments of products increase. Second, many customers during this period are government institutions, which tend to pay accounts receivable more slowly than commercial customers. Third, many summer deliveries may be “projects” where the Company fulfills large orders of furniture for a new school or significant refurbishment of an existing school. Customers with large projects may require architect sign off, school board approval prior to payment, or punch list completion, all of which can delay payment.

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
Line of Credit

As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011 (“Closing Date”), the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The credit agreement has been amended a number of times.
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

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the adjusted EBITDA (as defined in the Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2021 was 5.0%.

As the result of the Company’s non-compliance with certain covenants of the Credit Agreement at January 31, 2019, described below, the Company entered into Amendment No. 20 in April 2019 that suspended the Company’s ability to pay dividends or repurchase stock from February 1, 2019 through January 31, 2020. The Credit Agreement contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers, taken as a whole.

In September 2020 the Company entered into Amendment No. 21 which waived a violation of the fixed charge covenant for the second quarter ended July 31, 2020, modified the fixed charge ratio for the quarter ended October 31, 2020 to 1.00 to 1.00 and updated the definition of Base Rate, Eurodollar Rate and eliminated references to LIBOR. In December 2020 the Company entered into Amendment No. 22 which waived a violation of the fixed charge covenant for the quarter ended October 31, 2020 and modified the fixed charge covenant to allow up to a $2 million COVID “addback” for purposes of calculating the fixed charge covenant for quarters ending through April 30, 2021.

The Credit Agreement requires the Company to maintain compliance with a minimum fixed charge coverage ratio. The Company was in compliance with all quarterly debt covenants for the fiscal year ended January 31, 2020. In July 2020, the Company violated the fixed charge covenant of 1.1 to 1.0. Amendment No. 21 waived the violation and amended the covenant for the quarter ended October 31, 2020 to 1.0 to 1.0. In October 2020, the Company violated the fixed charge covenant of 1.0 to 1.0. The Company entered into Amendment No. 22 which waived the violation and amended the fixed charge covenant to allow for a COVID addback of up to $2.0 million for costs incurred through April 30, 2021. In addition, the Credit Agreement also permits the Company to pay dividends or conduct stock repurchases subject to certain requirements. The Company was in compliance with its covenants, including the fixed charge covenant with the inclusion of the COVID addback as of January 31, 2021.

In addition, the Credit Agreement, in effect as of January 31, 2021, contains a clean-down provision that requires the Company to reduce borrowings under the line of credit to less than $10,000,000 for a period of 30 consecutive days during the Company’s fourth fiscal quarter of each fiscal year. The clean-down provision allows the Company to maintain the minimum outstanding balance of $10,000,000 to be carried on an uninterrupted period extending beyond one year and ultimately due at the schedule maturity date in March 2023. The Company believes that normal operating cash flow will continue to allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.

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

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $21,891,000 was available for borrowing as of January 31, 2021.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of no more than $5,000,000 for fiscal 2022. Our Revolving Credit Facility with PNC Bank provides a line for equipment and covenants allow for anticipated capital expenditures for fiscal 2022.
Retirement Obligations
The Company provides retirement benefits to employees under two defined benefit retirement plans; the Employee Plan and the VIP Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank ("Trustee"). The other plan is non-qualified retirement plan. Benefits payable under the VIP Plan are secured by life insurance policies and securities held in a rabbi trust. The Company obtains annual actuarial valuations for both retirement plans.

Because the plans have been frozen since 2003, there is no service cost related to the plans. In past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company did not incur settlement costs in fiscal 2021 or 2020. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $604,000 in fiscal 2021 and $954,000 in fiscal 2020.

Contributions during fiscal 2022 will depend upon actual investment results and benefit payments but are anticipated to be approximately $428,000. At January 31, 2021, accumulated other comprehensive loss of approximately $13.6 million, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2021, a 1% reduction in investment return would have increased expense by approximately $210,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in the discount rate would have increased expense by $800,000.
Stockholders' Equity
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company paid four quarterly cash dividends of $0.015 per share in 2018.
The Company entered into a credit facility with PNC Bank in December 2011 that prohibited the Company from paying dividends and repurchasing any shares of its stock except in cases where a repurchase is financed by a substantially concurrent issuance of new shares of the Company's common stock. In March 2018, the Company entered into Amendment No. 17 which allows the Company to pay dividends or conduct stock repurchases in an amount up to $2.0 million. In fiscal 2020, the Company entered into Amendment No. 20 suspending the Company’s ability to pay cash dividends or repurchase stock through January 31, 2020.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2021 reflects additional paid-in capital of approximately $120 million and accumulated deficit of approximately $52 million. Other than the losses incurred during 2004-2006, 2011-2014, 2018-2019, and 2021 the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Environmental and Contingent Liabilities
Environmental Compliance
Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program ("WRAP") honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com.

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

Contingent Liabilities

In fiscal 2021 and 2020, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2021, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2021 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Under California Workers Compensation law, COVID-19 is subject to workers compensation unless the Company can prove that the employee contracted COVID-19 outside the workplace. As of January 31, 2021, the Company has incurred no significant workers compensation claims related to COVID-19. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements & Contractual Obligations
The Company did not enter into any material off-balance sheet arrangements during fiscal 2021, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2021.

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

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Numbers
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of January 31, 2021 and 2020	39
Consolidated Statements of Operation for the Years Ended January 31, 2021 and Consolidated Statements of Operations for the Years Ended January 31, 2021 and 2020	41
Consolidated Statements of Comprehensive Loss for the Years Ended January 31, 2021 and 2020	42
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2021 and 2020	43
Consolidated Statements of Cash Flows for the Years Ended January 31, 2021 and 2020	44
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation and subsidiaries (the "Company") as of January 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two fiscal years in the period ended January 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Valuation adjustments for slow-moving and obsolete inventories — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on physical inspection of the product in connection with a physical inventory, review of slow-moving products and component stage, inventory category, historical and forecasted consumption and sales, and consideration of active marketing programs. As of January 31, 2021, the Company's inventories balance was $38,270,000.

We identified valuation adjustments for slow-moving and obsolete inventories as a critical audit matter because of the significant judgment required by management in developing its assumptions about forecasted consumption and sales, and in determining the estimated percentages applied to inventories to calculate net realizable value. Testing management’s assumptions and estimates used in calculating the valuation adjustments required a high degree of auditor judgment and the use of more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation adjustments for slow-moving and obsolete inventories included the following, among others:

•    We tested the reliability of system-generated reports used by management on a sample basis by agreeing the selected items to the underlying records.

•    We observed the physical condition of inventories during physical inventory counts.

•    We tested the accuracy and completeness of the valuation adjustments by selecting a sample of inventory items and recalculating the estimated net realizable value based on management’s estimated percentages.

•    We tested the reasonableness of management’s assumptions about forecasted consumption and sales by:
o Performing a retrospective review to assess management’s estimated percentages by comparing the prior year inventory to current year consumption and sales
o Discussing with management to identify active marketing programs and to determine whether any changes in the business would impact forecasted consumption and sales
o Corroborating the assumptions related to slow-moving products and component stage, inventory category and forecasted consumption and sales with individuals within the Company’s production team

Deferred Income Tax Assets, net – Valuation allowance — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company evaluates the realizability of its deferred tax assets, and to the extent that the Company estimates that it is more likely than not that a benefit will not be realized, the carrying amounts of the Company’s deferred tax assets are reduced with a valuation allowance. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

The Company identified objective and verifiable negative evidence in the form of cumulative losses on an unadjusted basis in the preceding 12 quarters ended January 31, 2021. Additionally, the Company has noted a decline in the volume of net sales processed for the twelve months ended January 31, 2021 compared to the prior year period, due to the impact of the COVID-19 pandemic. The Company evaluated both its actual forecasts of future taxable income and its historical earnings over the prior twelve quarters, adjusted for certain nonrecurring items. On the basis of this assessment, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined that, with the exception of certain state deferred tax assets, it is more likely than not that its deferred tax assets will be realizable.

We identified the realizability of the Company’s U.S. federal deferred tax assets as a critical audit matter because of the significant judgments made by management in its assessment of available positive and negative evidence, its projections of future taxable income and its conclusions regarding the realizability of such assets. Our audit procedures required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, to evaluate the reasonableness of management’s realizability assessment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the realizability of the Company’s U.S. federal deferred tax assets included the following, among others:

•     We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

•     With the assistance of our income tax specialists, we evaluated the nature of the deferred tax assets, including the expiration dates.

•     We evaluated the scheduled pattern of reversals of the Company’s deferred tax assets and liabilities.

•     We evaluated the Company’s historical earnings history, including the effects of seasonality, along with the Company’s identification and quantification of nonrecurring items used to adjust historical losses to determine if such amounts were reasonable and consistent with evidence obtained in other areas of the audit.

•We evaluated the reasonableness of management’s actual forecast of projected future taxable income by:
o Testing the completeness, accuracy and relevance of underlying data used in forecast
o Comparing prior year and current year-to-date results to management’s forecast
o Reviewing industry reports and internal communications to management and the board of directors
o Making inquiries of individuals outside of the accounting function, including sales and marketing

/s/ Deloitte & Touche LLP

Los Angeles, California

April 28, 2021

We have served as the Company's auditor since 2018.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2021	2020
	(In thousands, except share and par value data)
Assets
Current assets
Cash	$402	$1,150
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2021 and 2020)	9,759	11,762
Other receivables	26	57
Income tax receivable	199	298
Inventories	38,270	43,329
Prepaid expenses and other current assets	2,311	1,746
Total current assets	50,967	58,342
Property, plant and equipment
Land	3,731	3,731
Land improvements	734	717
Buildings and building improvements	51,262	51,200
Machinery and equipment	112,098	110,610
Leasehold improvements	1,004	990
Total property, plant and equipment	168,829	167,248
Less accumulated depreciation and amortization	132,003	127,351
Net property, plant and equipment	36,826	39,897
Operating lease right-of-use assets	17,596	21,325
Deferred income tax assets, net	11,716	11,230
Other assets	7,931	8,198
Total assets	$125,036	$138,992
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2021	2020
	(In thousands, except share and par value data)
Liabilities
Current liabilities
Accounts payable	$8,421	$10,587
Accrued compensation and employee benefits	4,576	6,392
Current portion of long-term debt	887	878
Current portion operating lease liability	4,672	3,654
Other accrued liabilities	3,550	3,607
Total current liabilities	22,106	25,118
Non-current liabilities
Accrued self-insurance	935	1,410
Accrued retirement benefits	21,889	21,310
Income tax payable	65	70
Long-term debt, less current portion	9,553	15,818
Operating lease liability, less current portion	15,619	19,787
Other long-term liabilities	682	661
Total non-current liabilities	48,743	59,056
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,918,642 shares in 2021 and 15,713,549 shares in 2020	159	157
Additional paid-in capital	119,655	118,782
Accumulated deficit	(52,042)	(49,810)
Accumulated other comprehensive loss	(13,585)	(14,311)
Total stockholders’ equity	54,187	54,818
Total liabilities and stockholders’ equity	$125,036	$138,992
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2021	2020
	(In thousands, except per share data)
Net sales	$152,795	$193,001
Costs of goods sold	97,870	121,326
Gross profit	54,925	71,675
Selling, general and administrative expenses	54,197	65,726
(Gain) loss on sale of property, plant & equipment	(7)	34
Operating income	735	5,915
Pension expense	2,173	726
Interest expense, net	1,538	2,462
(Loss) income before income taxes	(2,976)	2,727
Income tax (benefit) expense	(744)	345
Net (loss) income	$(2,232)	$2,382

Net (loss) income per common share:
Basic	$(0.14)	$0.15
Diluted	$(0.14)	$0.15
Weighted average shares outstanding:
Basic	15,759	15,590
Diluted	15,759	15,694

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Loss

	Years ended January 31,
	2021	2020
	(In thousands)
Net (loss) income	$(2,232)	$2,382
Other comprehensive income (loss)
Pension adjustments (net of $257 tax expense in 2021 and $1,840 tax benefit in 2020)	726	(5,269)
Comprehensive loss	$(1,506)	$(2,887)

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2019	15,541,956	$155	$118,106	$(52,192)	$(9,042)	$57,027
Net income	—			2,382	—	2,382
Pension adjustments, net of tax benefit of $1,840	—	—	—	—	(5,269)	(5,269)
Shares vested	171,593	2	(248)	—	—	(246)
Stock compensation expense	—	—	924	—	—	924
Balance at January 31, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—	—	—	(2,232)	—	(2,232)
Pension adjustments, net of tax expense of $257	—	—	—	—	726	726
Shares vested	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	1,012	—	—	1,012
Balance at January 31, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2021	2020
	(In thousands)
Operating activities
Net (loss) income	$(2,232)	$2,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,090	5,769
Non-cash lease expense	579	341
Provision for doubtful accounts	—	83
(Gain) loss on sale of property, plant and equipment	(7)	34
Deferred income taxes	(742)	209
Stock-based compensation	1,012	924
Defined benefit plan, recognized net loss due to settlements	—	—
Amortization of net actuarial loss for pension plans	1,831	776
Changes in operating assets and liabilities:
Trade accounts receivable	2,003	1,408
Other receivables	31	(17)
Inventories	5,060	3,960
Income taxes	93	(97)
Prepaid expenses and other current assets	(234)	215
Accounts payable and accrued liabilities	(4,685)	(6,228)
Net cash provided by operating activities	7,799	9,759
Investing activities
Capital expenditures	(2,154)	(4,216)
Proceeds from sale of property, plant and equipment	82	17
Proceeds from life insurance	5	5
Investments in life insurance	(68)	(64)
Net cash used in investing activities	(2,135)	(4,258)
Financing activities
Proceeds from long-term debt	32,240	39,770
Repayment of long-term debt	(38,496)	(44,488)
Tax withholding payments on share-based compensation	(156)	(246)
Payment on deferred financing costs	—	(125)
Net cash used in financing activities	(6,412)	(5,089)

Net (decrease) increase in cash	(748)	412
Cash at beginning of year	1,150	738
Cash at end of year	$402	$1,150

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,538	$2,462
Income tax paid (received)	(309)	81
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2021
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 71 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).
Principles of Consolidation and Reclassification
The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The classification of certain prior year sales allowances of approximately $1.9 million, representing the replacement of damaged goods, previously presented in net sales, is presented in costs of goods sold in the accompanying prior year statement of operations, which conforms to current period presentation.
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

As a result of the COVID-19 pandemic and its ongoing impact in the future may cause demand for our products to decline and competitive pricing pressures to increase, and other unforeseen effects, which makes these estimates more challenging and actual results could differ materially from these estimates.

COVID-19 Pandemic

The COVID-19 pandemic has materially adversely impacted the U.S. economy and the education system and is expected to continue to do so for at least the next fiscal year. The education system and education budgets are typically highly dependent on state and local tax revenues. The severity of this pandemic may materially adversely impact state and local tax revenues and result in changes in spending priorities for state and local governments, which may have a material adverse effect on future school budgets. The loss of state and local revenues may be substantially or partially offset by federal programs providing assistance to state governments, local governments and schools, although there can be no assurance that any federal funds could be used for capital expenditures or that the level of federal funding, if any, will be sufficient to maintain our historic order rates for school furniture. In addition, while we expect the majority of schools to be in session, there can be no assurance that school systems in the United States will reopen or resume normal operations for the 2021-2022 academic year.

Fiscal Year End
Fiscal years 2021 and 2020 refer to the fiscal years ended January 31, 2021 and 2020, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. There was one customer who accounted for 12.3% of the Company’s accounts receivable at January 31, 2021. No customer accounted for more than 10% of the Company's accounts receivable at January 31, 2020. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2021 and January 31, 2020. Foreign net sales were approximately 4.5% and 6.3% of the Company’s net sales for fiscal years 2021 and 2020, respectively.
Cash
Cash consists of cash on hand, and the Company has no cash equivalents. Outstanding checks, representing a book overdraft, are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.
Fair Values of Financial Instruments
The fair values of the Company’s cash, accounts receivable, accounts payable and debt approximate their carrying amounts due to their short-term nature. For fair value of debt, see Note 3.
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
Inventories
Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred significant obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31:

	2021	2020
Finished goods	$15,606	$15,401
Work in Process	11,907	15,957
Raw materials	10,757	11,971
Inventories, net	$38,270	$43,329

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
The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $1,727,000 and $1,960,000 for fiscal years ended January 31, 2021 and 2020, respectively. Property, plant and equipment purchased during the year that remains unpaid as of January 31, 2021 and 2020 was $113,000 and $173,000, respectively.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $192,000 and $186,000 at January 31, 2021 and 2020, respectively.

	January 31,
	2021	2020
Balance at beginning of period	$186,000	$179,000
Decrease in obligation	—	—
Accretion expense	6,000	7,000
Balance at end of period	$192,000	$186,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2021 and 2020.
Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding plus the dilutive effect of stock award grants. The following table sets forth the computation of basic and diluted loss per share:

	January 31,
	2021	2020
	(In thousands, except per share)
Numerator
(Loss) income	$(2,232)	$2,382
Denominator
Weighted-average shares — basic	15,759	15,590
Dilutive effect of common stock equivalents from equity incentive plans	—	104
Weighted-average shares — diluted (a)	$15,759	$15,694
Net (loss) income per common share
Basic	$(0.14)	$0.15
Diluted	(0.14)	0.15
(a) For fiscal year 2021, approximately 52,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2021 and 2020, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2021 and 2020.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs for the years ended January 31, 2021 and 2020 of $468,000 and $1,030,000, respectively, and are expensed as incurred. Fiscal year 2021 reduction in advertising expenses was attributable to lack of participation in shows and exhibitions resulted from impacts of the COVID-19 pandemic. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2021 and 2020, were $341,000 and $300,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historic data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $700,000 and $800,000 as of January 31, 2021 and 2020, respectively, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve was $300,000 and $325,000 as of January 31, 2021 and 2020, respectively; and included in other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insurance
In fiscal 2021 and 2020, the Company was self-insured for product and general liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in both fiscal 2021 and fiscal 2020.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends affected the equity section of the balance sheet. When the Company recorded a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration was reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2021 reflects additional paid-in capital of approximately $120 million and accumulated deficit of approximately $52 million. Other than the losses incurred during 2004-2006, 2011-2014, 2018-2019 and 2021, the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income for the years ended January 31, 2021 and 2020:

	January 31,
(in thousands)	2021	2020
Balance as of beginning of year	$(14,311)	$(9,042)

Other comprehensive loss before reclassifications	(1,105)	(6,045)
Amounts reclassified from AOCI	1,831	776
Net current period other comprehensive income (loss)	726	(5,269)

Balance as of end of year	$(13,585)	$(14,311)

The reclassifications out of accumulated other comprehensive (loss) income of $1,831,000 and $776,000 for the years ended January 31, 2021 and 2020, respectively, related to amortization of actuarial losses and settlements (See Note 4).

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
Delivery Costs
For the fiscal years ended January 31, 2021 and 2020, shipping and classroom delivery costs of approximately $15,090,000, and $20,552,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

2. New Accounting Pronouncements
Recently Adopted Accounting Updates
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. The Company adopted the new standard effective January 31, 2021 and the adoption did not have any impact on the Company’s results of operations, cash flows or financial position.
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

In accordance with this interpretive guidance, the Company elected to account for lease concessions related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, the Company did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. During fiscal 2021, the Company accounted for COVID-19 lease abatements of $136,000 as reductions to variable lease expense as if no changes to the lease contract were made while continuing to recognize expense and reductions in the operating lease liability, as well as the operating lease right-of-use asset during the abatement period.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in ASC 740, and clarifies and amends existing guidance to improve consistent application.  The Company adopted this ASU as of February 1, 2020 and the adoption of this standard did not have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements of fair value measurements in Topic 820, Fair Value Measurement. For public companies the ASU removes disclosure requirements for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation process for Level 3 fair value measurements. The ASU modifies the disclosure requirements for investments in certain entities that calculate net asset value and clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The ASU adds the disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this ASU as of February 1, 2020 and the adoption of this standard did not have a material effect on our consolidated financial statements.

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

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2021	2020
Revolving credit line	$4,590	$9,969
Other	5,850	6,727
Total debt	10,440	16,696
Less current portion	887	878
Non-current portion	$9,553	$15,818

The Company ("the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”) structured to provide seasonal credit availability during the Company’s peak summer season. The Credit Agreement has been amended twenty-two times since it’s origination in 2011 through fiscal 2021, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based loan consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves, and (ii) an equipment loan of $2,000,000. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2020 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000. The Company was in violation with its financial covenants as of July 31, 2020. On September 8, 2020, the Company entered into Amendment No. 21 to the Credit Agreement (“Amendment No. 21”) with its lender, PNC Bank, National Association. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a Fixed Charge Coverage Ratio of at least 1.00 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the Fixed Charge Coverage Ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ended October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000. However, the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated and entered into Amendment No. 22 on December 11, 2020 to the Credit Agreement (“Amendment No. 22”) with its lender, PNC Bank, National Association. Amendment No. 22 provided a limited waiver of the Fixed-Charge Coverage Ratio for the four fiscal quarter period ended October 31, 2020 and amended the Fixed-Charge Coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021 not to exceed $2 million to adjusted EBITDA beginning with the four fiscal quarter period ended January 31, 2021, and retains the required minimum coverage ratio of 1.10:1.00. . In addition, the Credit Agreement also permits the Company to pay dividends or conduct stock repurchases subject to certain requirements. In connection with Amendment No. 22, the Company also agreed to pay PNC Bank a non-refundable fee of $40,000. The Company was in compliance with the covenants as of January 31, 2021.

The Credit Agreement bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. The interest rate as of January 31, 2021 was 5.0%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

To date the impact of COVID-19 on liquidity has been to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Both the increase in accounts receivable and inventory are traditionally financed through the Company’s revolving line of credit with PNC Bank. Reductions in receivables and inventory were substantially offset by a reduction in borrowing under the revolving line of credit with PNC Bank.

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

Pursuant to the Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers remittances. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. There can be no assurance that the Borrowers will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis.
Approximately $21,891,000 was available for borrowing as of January 31, 2021.
As of January 31, 2021, long-term debt repayments are approximately as follows (in thousands):

Year ending January 31,
2022	$887
2023	4,930
2024	238
2025	248
2026	258
Thereafter	3,879
Management believes that the carrying value of debt approximated fair value at January 31, 2021 and 2020, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2021 and 2020.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $3,430,000 and $3,384,000 at January 31, 2021 and 2020, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $8,845,000 and $8,919,000 at January 31, 2021 and 2020, respectively.

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

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rate ranges for the Employee Plan and the VIP Plan 2.75% - 2.80% and 3.00% - 3.05% at January 31, 2021 and 2020, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2021 or 2020.
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
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 49% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2021, approximately 12% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2021 and 2020, the amount of the plan assets invested in bond or short-term investment funds was 15% and 16%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $604,000 in fiscal 2021 and $954,000 in fiscal 2020. Contributions during fiscal 2022 will depend upon actual investment results and benefit payments but are anticipated to be approximately $428,000. At January 31, 2021, accumulated other comprehensive loss of approximately $13.6 million, net of tax, is attributable to the pension plans.
The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2021, a 1% reduction in investment return would have increased expense by approximately $210,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $6.7 million and increase pension expense by approximately $800,000.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2021 and 2020:

	Combined Employee Retirement Plans
	1/31/2021	1/31/2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$43,292	$36,299
Service cost	—	—
Interest cost	1,211	1,382
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	1,588	8,280
Plan settlement	—	—
Benefits paid	(1,913)	(2,669)
Benefit obligation at end of year	$44,178	$43,292
Change in Plan Assets
Fair value at beginning of year	$23,654	$23,527
Actual return on plan assets	1,591	1,806
Company contributions	640	990
Settlements	—	—
Benefits paid	(1,913)	(2,669)
Fair value at end of year	$23,972	$23,654
Funded Status
Unfunded status of the plans	$(20,206)	$(19,638)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(364)	$(314)
Non-current liabilities	(19,842)	(19,324)
Accrued benefit cost	$(20,206)	$(19,638)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	(20,206)	(19,638)
Accumulated other compensation loss	14,444	15,427
Net amount recognized	$(5,762)	$(4,211)
Items not yet Recognized as a Component of Net Periodic Pension Expense, Included in AOCI
Unrecognized net actuarial loss	$14,444	$15,427
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$14,444	$15,427

	Combined Employee Retirement Plans
	1/31/2021	1/31/2020
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$849	$7,885
Prior service cost	—	—
Amortization of loss	(1,831)	(776)
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive (loss) income	$(982)	$7,109
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss	1,771	1,872
	$1,771	$1,872
Supplemental Data
Projected benefit obligation	$44,178	$43,292
Accumulated benefit obligation	44,178	43,292
Fair value of plan assets	23,972	23,654
Components of Net Cost
Service cost	$—	$—
Interest cost	1,211	1,382
Expected return on plan assets	(869)	(1,432)
Amortization of transition amount	—	—
Recognized (gain) loss due to settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	1,831	776
Benefit cost	$2,173	$726
Estimated Future Benefit Payments
FYE 01-31-2022	$6,724
FYE 01-31-2023	3,122
FYE 01-31-2024	2,791
FYE 01-31-2025	3,169
FYE 01-31-2026	2,647
FYE 01-31-2027 to 2031	11,917
Total	$30,370
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	2.75% -2.80%	3.00% - 3.05%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	3.00% - 3.05%	4.10%
Expected return on plan assets	6.00%	6.50%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2021 and 2020. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2021 and 2020 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2021	1/31/2020
Level 1 Measurement
Common Stock	10,323	10,080
Principal Money Market	458	799
PNC Govt Money Fund	271	175
Vanguard INTM Term Investment	410	250
Vanguard LT Investment	1,044	1,161
Ishares Russell 2000	1,724	1,560
Ishares Russell MID-CAP	1,890	1,850
Ishares Emerging Markets	1,191	1,103
Ishares MCSI RAFE	1,636	1,577
Ishares S&P Index	2,091	2,252
Vanguard INTM Term Treasury	410	250
Vanguard LT Treasury	1,047	1,183
Total Level 1 Investments	$22,495	$22,240

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $1,454,000 and $1,414,000 as of January 31, 2021 and 2020, respectively, and is not included in the table above. In relation to this investment, there is no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.
401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2021 and 2020, the plan held 915,542 shares and 706,654 shares of the Company’s common stock, respectively. Effective January 1, 2019, the Company initiated an employer match. For the fiscal years ended January 31, 2021 and 2020, the compensation costs incurred for employer match was $774,000 and $765,000, respectively.
Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $2,250,000. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $1,895,000 and $1,906,000 at January 31, 2021 and 2020, respectively. Death benefits payable under the policies were approximately $3,917,000 and $3,902,000 at January 31, 2021 and 2020, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2021 and 2020:

	1/31/2021	1/31/2020
Liability beginning of year	$1,986,000	$2,037,000
Accretion expense	48,000	49,000
Death benefits paid	—	(100,000)
Liability end of year	$2,034,000	$1,986,000

5. Stock-Based Compensation
Stock Incentive Plans
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2021, the Company granted 94,695 awards to non-employee directors, vested 45,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of January 31, 2021, there were approximately 677,305 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2021, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 59,385 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of January 31, 2021, there were approximately 32,892 shares available for future issuance under the 2011 Plan.

During fiscal year 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $257,000 and $755,000, respectively. During fiscal year 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $239,000 and $685,000, respectively.

Accounting for the Plans
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2021		2020
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price
Outstanding at beginning of year	740,985	$4.54	501,155	$4.44
Granted	94,695	2.64	547,385	4.38
Exercised	(224,185)	2.60	(223,555)	4.45
Forfeited	—	—	(84,000)	4.51
Outstanding at end of year	611,495	4.26	740,985	4.54
Weighted-average fair value of restricted stock units granted during the year		2.64		4.38
The aggregate fair value of restricted stock awards vested during fiscal years 2021 and 2020 was $582,881 and $994,820, respectively. The Company recognized compensation expense, net of forfeitures, for the restricted stock awards of $1,012,000 and $924,000 for fiscal 2021 and 2020, respectively. The Company records forfeitures as incurred.

The weighted-average grant-date fair value of restricted stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant-date fair value of restricted stock awards granted in fiscal 2021 and 2020 was $2.64 per share and $4.38 per share, respectively.
As of January 31, 2021, there was $1.9 million of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.95 years.
To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2021 and 2020, the Company withheld 54,402 and 55,792 common shares, respectively, with a total value of approximately $156,000 and $246,000, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

6. Income Taxes
The income tax (benefit) expense for the last two years is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, respectively, as follows (in thousands):

	2021	2020
Statutory	$(625)	$585
State taxes (net of federal tax)	9	400
Change in valuation allowance	(119)	(573)
State rate adjustment	(104)	(291)
Change in unrecognized tax benefits	(4)	20
Stock Compensation	85	(28)
Expirations of attributes	16	345
Permanent differences	11	(17)
Return to provision	(13)	(96)
Income tax (benefit) expense	$(744)	$345
Significant components of the (benefit) expense for income taxes attributed to continuing operations are as follows for the years ended January 31 (in thousands):

	2021	2020
Current
Federal	$—	$—
State	(2)	136
	(2)	136
Deferred
Federal	(555)	442
State	(68)	340
	(623)	782
Change in valuation allowance	(119)	(573)
	(742)	209
Income tax (benefit) expense	$(744)	$345

Deferred tax assets and liabilities are comprised of the following as of January 31 (in thousands):

	2021	2020
Deferred tax assets
Accrued vacation and sick leave	$835	$1,264
Retirement plans	5,657	5,448
Insurance reserves	293	443
Warranty	181	207
Net operating loss carryforwards	4,501	3,658
Right of use liabilities	5,237	6,067
Inventory	1,287	1,175
Business interest expense limitation	—	224
Other	324	301
	$18,315	$18,787
Deferred tax liabilities
Tax in excess of book depreciation	$(924)	$(802)
Right of use assets	(4,541)	(5,519)
Other	(70)	(53)
	$(5,535)	$(6,374)
Valuation allowance	(1,064)	(1,183)
Net long term deferred tax asset	$11,716	$11,230
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined that its U.S. federal deferred tax assets are more likely than not to be realizable, but that valuation allowances of $1,064,000 are needed for certain state NOL’s to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. At January 31, 2021, the Company has net operating loss carryforwards of approximately $12,897,000 for U.S. federal, with no expirations, and $29,891,000 for state income tax purposes, expiring at various dates through January 31, 2039.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31 (in thousands):

	2021	2020
Balances as of February 1,	$60	$38
Increases related to prior year tax positions	—	8
Decreases related to prior year tax positions	(4)	—
Increases related to current year tax positions	8	18
Decreases related to lapsing of statute of limitations	(10)	(4)
Balance as of January 31,	$54	$60
At January 31, 2021, the Company’s unrecognized tax benefits associated with uncertain tax positions were $54,000, of which $43,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $11,000 at January 31, 2021, and $10,000 at January 31, 2020. The year ended January 31, 2017 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is currently under IRS examination for fiscal year ended January 31, 2016. The Company is not currently under state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2021, it is reasonably possible that unrecognized tax benefits will decrease by $6,000 within the next 12 months due to the expiration of the statute of limitations.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").  The Company has performed an analysis of the impact of the CARES Act and have determined that the impact would not be significant. There were several provisions of the CARES Act that impact Company's fiscal 2020 tax filings, but were not included in the determination of the tax provision due to the date of enactment after January 31, 2020.

The CARES Act provides single-employer pension companies additional time to meet the funding obligations. The Company has deferred the timing of funding contributions to a new due date of January 1, 2021. Consequently, the tax deduction related to such contributions will be deferred until the funding payment is made. The CARES Act also modifies the limitation for business interest expense deduction. The new limitation has increased from 30 to 50 percent of adjusted taxable income. As of the issuance of this report, the Company continues to evaluate the impact of the CARES Act.
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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Twelve-Months Ended	Twelve-months ended
	1/31/2021	1/31/2020
	(in thousands)

Operating lease cost	$5,742	$5,435
Short-term lease cost	263	149
Short-term sublease income	(40)	(40)
Variable lease cost	766	892
Total lease cost	$6,731	$6,436

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$5,163,000	$5,435,000
Right-of-use assets obtained in exchange for new lease liabilities	$622,000	$1,613,000
Weighted-average remaining lease term (years)	4.06	4.95
Weighted-average discount rate	6.41%	6.38%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2021, are as follows:

Operating Lease
Year ending January 31,
2022	$5,822
2023	5,398
2024	5,261
2025	5,370
2026	1,349
Thereafter	—
Remaining balance of lease payments	$23,200

Short-term lease liabilities	$4,672
Long-term lease liabilities	15,619
Total lease liabilities	$20,291

Difference between undiscounted cash flows and discounted cash flows	$2,909

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
The Company has a self-insured retention for product and general liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,135,000 and $1,700,000 at January 31, 2021 and 2020, respectively, based upon the Company’s estimated payout period of five years using a 4.0% and 4.0% discount rate, respectively.
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

Year ending January 31,
2022	$200
2023	225
2024	225
2025	225
2026	225
Thereafter	75
Total	$1,175
Discount to net present value	(40)
$1,135
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

	2021	2020
Beginning balance	$800	$700
Provision for current year	380	570
Benefits from prior years	(325)	(145)
Costs incurred	(155)	(325)
Ending balance	$700	$800

10. Subsequent Events
None
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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2021.
Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2021.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2021 and 2020

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2021	$200	$—	$—	$200
January 31, 2020	$200	$83	$83	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2021	$1,700	$1,055	$1,620	$1,135
January 31, 2020	$1,265	$1,520	$1,085	$1,700

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

VIRCO MFG. CORPORATION

Date: April 28, 2021	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 28, 2021
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 28, 2021
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 28, 2021
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 28, 2021
Bassey Yau

/s/ Alexander L. Cappello	Director	April 28, 2021
Alexander L. Cappello

/s/ Craig Levra	Director	April 28, 2021
Craig Levra

/s/ Don Rudkin	Director	April 28, 2021
Don Rudkin

/s/ Robert Lind	Director	April 28, 2021
Robert Lind

/s/ Kathy Virtue Young	Director	April 28, 2021
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 28, 2021
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2021

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 1 to the Company’s Form 8-A12B (Commission File No. 001-08777), filed with the Commission on June 18, 2007).

3.2	Third Amended and Restated Bylaws of the Company dated June 9, 2020 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 12, 2020)

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

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

10.2†	Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the Commission on June 27, 2011).

10.2.1†	First Amendment to the Virco Mfg. Corporation 2011 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A filed with the Commission on May 23, 2014).

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

10.3.20
Twenty-First Amendment to Revolving Credit and Security Agreement, dated as of September 8, 2020, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.(incorporated by reference to Exhibit 10.3.20 to the Company's Current Report on Form 10-Q filed with the Commission on September 14, 2020).

10.3.21
Twenty-Second Amendment to Revolving Credit and Security Agreement, dated December 11, 2020, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.(incorporated by reference to Exhibit 10.3.21 to the Company's Current Report on Form 10-Q filed with the Commission on December 14, 2020).

10.4†	Virco Mfg Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.