Form 10-Q
period 2021-04-30
VIRCO MFG CORPORATION
filed 2021-06-11
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,918,642 shares as of June 2, 2021.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2021	1/31/2021	4/30/2020
	(In thousands)

Assets
Current assets
Cash	$556	$402	$327
Trade accounts receivables, net	14,334	9,759	7,564
Other receivables	39	26	57
Income tax receivable	85	199	469
Inventories	42,875	38,270	58,190
Prepaid expenses and other current assets	2,099	2,311	2,413
Total current assets	59,988	50,967	69,020
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	734	734
Buildings and building improvements	51,262	51,262	51,159
Machinery and equipment	111,779	112,098	111,250
Leasehold improvements	989	1,004	1,072
Total property, plant and equipment	168,495	168,829	167,946
Less accumulated depreciation and amortization	132,392	132,003	128,520
Net property, plant and equipment	36,103	36,826	39,426
Operating lease right-of-use assets	16,682	17,596	20,487
Deferred tax assets, net	12,879	11,716	14,481
Other assets, net	8,020	7,931	8,078
Total assets	$133,672	$125,036	$151,492

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2021	1/31/2021	4/30/2020
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$12,976	$8,421	$16,656
Accrued compensation and employee benefits	4,597	4,576	5,979
Current portion of long-term debt	2,990	887	10,618
Current portion operating lease liability	4,715	4,672	4,527
Other accrued liabilities	4,364	3,550	4,606
Total current liabilities	29,642	22,106	42,386
Non-current liabilities
Accrued self-insurance retention	1,530	935	1,802
Accrued pension expenses	21,520	21,889	21,365
Income tax payable	71	65	74
Long-term debt, less current portion	14,795	9,553	15,630
Operating lease liability, less current portion	14,573	15,619	18,854
Other long-term liabilities	683	682	662
Total non-current liabilities	53,172	48,743	58,387
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,918,642 shares at 4/30/2021 and 1/31/2021 and 15,713,549 at 4/30/2020	159	159	157
Additional paid-in capital	119,908	119,655	119,036
Accumulated deficit	(55,951)	(52,042)	(54,508)
Accumulated other comprehensive loss	(13,258)	(13,585)	(13,966)
Total stockholders’ equity	50,858	54,187	50,719
Total liabilities and stockholders’ equity	$133,672	$125,036	$151,492
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2021	4/30/2020
	(In thousands, except per share data)
Net sales	$28,367	$17,817
Costs of goods sold	20,679	12,913
Gross profit	7,688	4,904
Selling, general and administrative expenses	11,983	11,931
Operating loss	(4,295)	(7,027)
Pension expense	506	542
Interest expense	293	404
Loss before income taxes	(5,094)	(7,973)
Income tax benefits	(1,185)	(3,275)
Net loss	$(3,909)	$(4,698)

Net loss per common share:
Basic	$(0.25)	$(0.30)
Diluted	$(0.25)	$(0.30)
Weighted average shares of common stock outstanding:
Basic	15,824	15,654
Diluted	15,824	15,654

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended
	4/30//2021	4/30/2020
	(In thousands)

Net loss	$(3,909)	$(4,698)
Other comprehensive income:
Pension adjustments (net of tax expense of $116 and $120 at April 30, 2021 and 2020, respectively)	327	345
Net comprehensive loss	$(3,582)	$(4,353)
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2021	4/30/2020
	(In thousands)
Operating activities
Net loss	$(3,909)	$(4,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,151	1,393
Non-cash lease expense	(90)	778
Provision for doubtful accounts	15	15
Deferred income taxes	(1,279)	(3,251)
Stock-based compensation	253	254
Amortization of net actuarial loss for pension plans	443	345
Changes in operating assets and liabilities:
Trade accounts receivable	(4,590)	4,183
Other receivables	(13)	—
Inventories	(4,605)	(14,861)
Income taxes	120	(167)
Prepaid expenses and other current assets	124	(546)
Accounts payable and accrued liabilities	5,422	6,668
Net cash used in operating activities	(6,958)	(9,887)
Investing activities:
Capital expenditures	(233)	(488)
Net cash used in investing activities	(233)	(488)
Financing activities:
Borrowing from long-term debt	8,505	11,413
Repayment of long-term debt	(1,160)	(1,861)
Net cash provided by financing activities	7,345	9,552

Net increase (decrease) in cash	154	(823)
Cash at beginning of period	402	1,150
Cash at end of period	$556	$327
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	(3,909)	—	(3,909)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $116	—	—	—	—	327	327
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at April 30, 2021	15,918,642	$159	$119,908	$(55,951)	$(13,258)	$50,858

	Three-Month Period Ended April 30, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—	—	—	(4,698)	—	(4,698)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $120	—	—	—	—	345	345
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	254	—	—	254
Balance at April 30, 2020	15,713,549	$157	$119,036	$(54,508)	$(13,966)	$50,719

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2021
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The balance sheet at January 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Principles of Consolidation and Reclassification

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The classification of certain prior year sales allowances of approximately $218,000, representing the replacement of damaged goods, previously presented in net sales, is presented in costs of goods sold in the accompanying prior period statement of operations, which conforms to current period presentation.

Liquidity

Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next 12 months through June 30, 2022. The Company has experienced an overall decline in net sales and net income for the fiscal year ended January 31, 2021. For the first three-months of fiscal 2022 the Company experienced a material increase in orders and shipments as schools received funding to support a return to classroom instruction.

As a result of the reduced revenue in the prior fiscal year, the Company was not in compliance with its fixed-charge coverage ratio under its revolving and secured credit agreement with PNC Bank, as of July 31, 2020, prior to an amendment and waiver negotiated to satisfy the event of default that also reduced the ratio required for the rolling four-quarter period ended October 31, 2020 from 1.10:1.00 to 1.00:1.00. However, the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated a waiver and amendment on December 11, 2020 to the agreement to satisfy the event of default and amend the fixed-charge coverage ratio covenant. The amended covenant allows the Company to add back certain COVID-19 related costs incurred between May 1, 2020 through April 30, 2021, not to exceed $2 million, to adjusted EBITDA and retains a minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the quarter ended January 31, 2021 (see Note 7).

The Company expects the impact of COVID-19 to continue to be a challenge for the foreseeable future and believes the economy will be adversely impacted for an indeterminate period, including the demand for its products and supply of materials and labor required to manufacture products. The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be reasonably predicted. Based on the Company’s current projections, including COVID-19 related costs, and its ability to manage certain controllable expenditures, management believes it will maintain compliance with the financial covenants for the next 12 months and that the Company’s existing cash, projected operating cash flows and available credit facilities, described in Note 7, are adequate to meet its operating needs, liabilities and commitments over the next 12 months from the issuance of the interim financial statements.

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

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 30, 2021, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

Note 3. New Accounting Pronouncements

Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by the recently issued ASU 2019-10, will be for the fiscal year ending after December 15, 2022 and interim periods therein. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

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

The following table presents a breakdown of the Company’s inventories as of April 30, 2021, January 31, 2021 and April 30, 2020:

	4/30/2021	1/31/2021	4/30/2020
	(in thousands)

Finished goods	$16,887	$15,606	$27,348
WIP	14,630	11,907	19,159
Raw materials	11,358	10,757	11,683
Total inventories	$42,875	$38,270	$58,190

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended
	4/30/2021	4/30/2020
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,238	$1,440
Short-term lease cost	96	36
Short-term sublease income	(10)	(10)
Variable lease cost	530	455
Total lease cost	$1,854	$1,921

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$1,328	$662
Right-of-use assets obtained in exchange for new lease liabilities	$165	$270
Weighted-average remaining lease term (years)	3.8	4.7
Weighted-average discount rate	6.40%	6.40%

Minimum future lease payments for operating leases in effect as of April 30, 2021, are as follows:

Operating Lease
(in thousands)
Remaining of 2022	$4,386
2023	5,460
2024	5,319
2025	5,371
2026	1,350
Thereafter	—
Remaining balance of lease payments	$21,886

Short-term lease liabilities	$4,715
Long-term lease liabilities	14,573
Total lease liabilities	$19,288

Difference between undiscounted cash flows and discounted cash flows	$2,598

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2021	1/31/2021	4/30/2020
	(in thousands)
Revolving credit line	$12,157	$4,590	$19,740
Other	5,628	5,850	6,508
Total debt	17,785	10,440	26,248
Less current portion	2,990	887	10,618
Non-current portion	$14,795	$9,553	$15,630

The Company (the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement has been amended twenty-two times since it’s origination in 2011 through fiscal 2021, which, among other things, extended the maturity date of the Credit Agreement for three years until March 19, 2023.

The Credit Agreement is an asset-based loan consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2,000,000. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2020 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000. The Company was in violation with its financial covenants as of July 31, 2020. On September 8, 2020, the Company entered into Amendment No. 21 to the Credit Agreement (“Amendment No. 21”) with its lender, PNC Bank. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ended October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000. However, the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated and entered into Amendment No. 22 on December 11, 2020 to the Revolving Credit and Security Agreement (“Amendment No. 22”) with its lender, PNC Bank. Amendment No. 22 provided a limited waiver of the fixed-charge coverage Ratio for the four fiscal quarter period ended October 31, 2020 and amended the fixed-charge coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021 not to exceed $2 million to adjusted EBITDA beginning with the four fiscal quarter period ended January 31, 2021, and retains the required minimum coverage ratio of 1.10:1.00. In connection with Amendment No. 22, the Company also agreed to pay PNC Bank a non-refundable fee of $40,000. The Company was in compliance with the covenants as of April 30, 2021.

The Credit Agreement bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. The interest rate as of April 30, 2021 was 5.0%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

Last year the impact of COVID-19 on liquidity was to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Seasonal increases in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank. Reductions in inventory were substantially offset by a reduction in borrowing under the revolving line with PNC Bank.

In addition to the financial covenants, the Credit Agreement contains events of default as disclosed in Note 3 to our Annual Report on Form 10-K for the year-ended January 31, 2021. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $22,121,000 was available for borrowing as of April 30, 2021.

Management believes that the carrying value of debt approximated fair value at April 30, 2021 and 2020, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined that its U.S. federal deferred tax assets are more-likely-than-not to be realizable, but that valuation allowances of $996,000, $1,064,000 and $1,075,000 as of April 30, 2021, January 31, 2021 and April 30, 2020, respectively, are needed for certain state NOL’s to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized.

For the first quarter ended April 30, 2021 and 2020, the effective tax rates were 23.3% and 41.1%, respectively. Effective tax rate for the first quarter ended April 30, 2021 is less than the prior year, primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

On March 27, 2020, the then President signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company has performed an analysis of the impact of the CARES Act and have determined that the impact would not be significant. The CARES Act provides single-employer pension companies additional time to meet the funding obligations. Consequently, the tax deduction related to such contributions will be deferred until the funding payment is made. The CARES Act also modifies the limitation for business interest expense deduction. The new limitation has increased from 30 to 50 percent of adjusted taxable income.

The January 31, 2016 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net loss per Share

	Three Months Ended
	4/30/2021	4/31/2020
	(In thousands, except per share data)

Net loss	$(3,909)	$(4,698)

Weighted average shares of common stock outstanding	15,824	15,654
Net effect of dilutive shares - based on the treasury stock method using average market price	—	—
Totals	15,824	15,654

Net loss per share - basic	$(0.25)	$(0.30)
Net loss per share - diluted (a)	$(0.25)	$(0.30)
(a) At April 30, 2021 and 2020, approximately 155,000 and 75,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2021, the Company granted 0 awards to non-employee directors, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2021, there were approximately 677,305 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2021, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 0 stock awards and 0 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of April 30, 2021, there were approximately 32,892 shares available for future issuance under the 2011 Plan.

During the three months ended April 30, 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $55,000 and $198,000, respectively. During the three months ended April 30, 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $63,000 and $191,000, respectively.

As of April 30, 2021, there was $1,672,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

Note 11. Retirement Plans
The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003. There is no service cost incurred under this plan.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2021, benefit accruals under this plan were frozen since December 31, 2003. There is no service cost incurred under this plan.
The net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2021 and 2020 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended
	4/30/2021	4/30/2020
	(in thousands)
Service cost	$—	$—
Interest cost	281	301
Expected return on plan assets	(218)	(224)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	443	465
Benefit cost	$506	$542

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2021 and 2020, the plan held 970,632 shares and 763,586 shares of Virco stock, respectively. For the three months ended April 30, 2021 and 2020, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $184,000 and $210,000, respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2021 and 2020:

	Three Months Ended
	4/30/2021	4/30/2020
	(in thousands)
Beginning balance	$700	$800
Provision	43	60
Costs incurred	(43)	(60)
Ending balance	$700	$800
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

Note 14. Delivery Costs
For the quarter ended April 30, 2021 and 2020, shipping and classroom delivery costs of approximately $2,921,000 and $2,078,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. COVID-19
On March 11, 2020, the World Health Organization declared the current coronavirus (COVID-19) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. Through the first quarter ended April 30, 2021 the Company operated its manufacturing and distribution facilities on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Subsequent to April 30, 2021 and after vaccinations were available, the Company required all manufacturing and distribution employees to return to work. Office employees and others who can work from home continued to do so through April 30, 2021, but are anticipated to return during the Company’s second quarter. Appropriate measures are being taken to protect the health of employees performing essential on-site operations.

The Company’s Conway, Arkansas facilities, which represent approximately two thirds of the Company’s production and distribution capacity, has been fully operational during the pandemic. In accordance with State of California and local orders that include guidance on the definition and responsibilities of “essential businesses,” the Company has been operating its Torrance facility.

Note 16. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The effects of COVID -19

The results of operations for the three-months ended April 30, 2021 have been significantly impacted by economic conditions driven by the COVID-19 pandemic. The majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. Most school districts continued with remote learning for the academic year beginning August 2020, with a minority of districts attempting hybrid or on-site learning.

During the first quarter ended April 30, 2021, many school districts announced hybrid or on-site learning beginning approximately April 2021. The Company received a large volume of orders for immediate delivery during the first quarter ended April 30, 2021. Orders received for the quarter increased by 26.7% compared to the same period of the prior year. Sales volume for the quarter increased by 59.2% compared to the same period of the prior year. Backlog of orders at April 30, 2021 were approximately $2.1 million greater than the prior year.

The market for educational furniture is extremely seasonal, but there has traditionally been stability to this seasonal cycle. In the prior year, the timing of orders did not follow the traditional seasonal trends. Orders of educational furniture are traditionally very strong in May and June. In the fiscal 2021, these months were uncharacteristically slow. This reduction adversely impacted both second and third quarter sales revenue in fiscal 2021. In the current year, the Company experienced strong orders in the first quarter. Subsequent to April 30, 2021, the Company continued to experience strong order rates through May 2021. Nevertheless, management is not able to predict whether and to what extent the return to full time classroom learning will result in a return to the traditional seasonal sales cycle for educational furniture.

Due to uncertainty created by COVID-19 during fiscal 2021 the Company moderated production levels to reflect the reduced order activity and maintained conservative inventory levels going into the first quarter ended April 30, 2021. Because the first quarter of the year is a seasonally slow period, sales activity during the first quarter was not significantly affected by supply chain considerations that have impacted the economy.

The Company imports a number of key components from manufacturers in China. The cost and timely delivery of these components has been adversely affected by difficulties at the ports and by cost increases from China. The cost of steel and a variety of other raw materials has been extremely volatile, and the supply chain considerations have been challenging. The severe weather experienced in significant portions of the United States in February 2021 has also interrupted the supply and increased cost for plastic and utilities. The availability of labor, both permanent employees and temporary employees, has been adversely impacted. In response to the labor shortage, and to reward employees who will be working substantial overtime hours during the seasonal summer peak, the Company has announced that for all factory and warehouse hourly employees, all overtime hours will be paid at double time rather than the traditional time and one-half for hours worked between June 1 and Labor Day. This is anticipated to cost the Company an additional $1.5 million during the second and third quarters. The Company anticipates that this increased cost will be offset, in whole or in part, by the increased efficiency of using experienced Virco employees with a substantial reduction in temporary labor. Inventory levels at April 30, 2021 are significantly lower than the prior year, and the Company may incur additional costs for expediting to satisfy customer orders. While these challenges are substantial, the Company believes that the benefits of domestic manufacturing compared to an import model will be realized during the current fiscal year.

Three Months Ended April 30, 2021

Order rates and sales for the first three months of 2021 increased significantly compared to the prior year, as schools reopen and effects of COVID-19 are moderating. Orders for the first quarter increased by 26.7%, and sales increased by 59.2% compared to the same period of the prior year. Backlog of orders at April 30, 2021 is approximately $2.1 million greater than the prior year.

For the three months ended April 30, 2021, the Company incurred a pre-tax loss of $5,094,000 on sales of $28,367,000 compared to a pre-tax loss of $7,973,000 on sales of $17,817,000 in the prior year.

Gross Margin for the first quarter was 27.1% of sales compared to 27.5% in the prior year. The gross margin was favorably affected by a modest price increase at the beginning of the year, a favorable change in product mix, and an increase in the proportion of product sold with full service relative to sold FOB factory. These improvements were offset by an increase in the cost of commodities used to manufacture product and reduced levels of production. The Company was required to close the Conway, Arkansas factory for more than one week in February due to severe weather and increased utility bills related to the same severe weather.

Selling, general and administrative expenses for the three months ended April 30, 2021 increased by less than 1% compared to the same period last year and decreased as a percentage of sales to 42.2% from 67.0%. The increase in selling, general and administrative expenses was primarily attributable to increased variable freight expense.

Interest expense decreased by $111,000 for the three months ended April 30, 2021 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital in the first quarter.

Income Taxes for the three-months ended April 30, 2021

Income tax benefit for the first quarter ended April 30, 2021 is less than the prior year, primarily due to the decrease in pre-tax loss.

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

Accounts receivable increased by $6,770,000 at April 30, 2021 compared to the same date in the prior year. A portion of the increase was attributable to increased volume of sales, and a portion due to the timing of sales. Sales in the month of April 2021 were more than double sales in April 2020 due to the timing of school closures. Inventory decreased by $15,315,000 at April 30, 2021 compared to the prior year. The reduction was due to cautious inventory management combined with a significant increase in first quarter sales activity. The net reduction in working capital enabled the Company to reduce its borrowing under its revolving line of credit with PNC Bank as of April 30, 2021. Outstanding debt at April 30, 2021 includes an equipment loan from PNC in the amount of $611,000 and a seller financed mortgage on a manufacturing facility in Conway, Arkansas.

Interest expense for the three months ended April 30, 2021 is less than the same period last year due to lower average outstanding borrowings under the Company's revolving line of credit with PNC Bank.

Accrual basis capital expenditures for the three months ended April 30, 2021 was $428,000 compared to $922,000 for the same period last year. The reduction in capital spending was a direct result of management controlling the expenditures to preserve cash due to the adverse impact that the COVID-19 pandemic had on the Company’s operations. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 by covenant.

Due to the adverse impact of the COVID-19 pandemic upon the Company’s operations, the Company violated its fixed-charge coverage ratio contained in the credit agreement with PNC Bank for the quarterly periods ended July 31, 2020 and October 31, 2020. The Company obtained limited waivers and amendments from PNC Bank for both events of default, Amendment No. 21 and 22 (see Note 7 to the condensed consolidated financial statements). Amendment No. 22 amended the ongoing fixed-charge coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021, not to exceed $2,000,000, to adjusted EBITDA and retained the minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the four quarter period ending January 31, 2021. Based on the add back allowance for certain COVID-19 related costs, and the current forecasts through April 30, 2022, management believes the Company will maintain compliance with its financial covenants.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2021 under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2021. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the “Form 10-K”), which was filed with the SEC on April 28, 2021. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

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

VIRCO MFG. CORPORATION
Date: June 11, 2021	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)