Form 10-Q
period 2021-07-31
VIRCO MFG CORPORATION
filed 2021-09-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2021

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,102,023 shares as of September 6, 2021.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2021	1/31/2021	7/31/2020
	(In thousands)

Assets
Current assets
Cash	$641	$402	$878
Trade accounts receivables, net	34,400	9,759	32,688
Other receivables	51	26	60
Income tax receivable	124	199	535
Inventories	42,393	38,270	49,444
Prepaid expenses and other current assets	2,151	2,311	2,174
Total current assets	79,760	50,967	85,779
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	734	734
Buildings and building improvements	51,263	51,262	51,182
Machinery and equipment	112,544	112,098	111,710
Leasehold improvements	993	1,004	1,086
Total property, plant and equipment	169,265	168,829	168,443
Less accumulated depreciation and amortization	133,517	132,003	129,596
Net property, plant and equipment	35,748	36,826	38,847
Operating lease right-of-use assets	15,602	17,596	19,551
Deferred tax assets, net	10,840	11,716	11,222
Other assets, net	7,972	7,931	7,970
Total assets	$149,922	$125,036	$163,369

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2021	1/31/2021	7/31/2020
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$18,821	$8,421	$16,764
Accrued compensation and employee benefits	5,502	4,576	5,595
Current portion of long-term debt	5,526	887	18,387
Current portion operating lease liability	4,678	4,672	4,581
Other accrued liabilities	9,147	3,550	6,417
Total current liabilities	43,674	22,106	51,744
Non-current liabilities
Accrued self-insurance retention	1,374	935	1,494
Accrued pension expenses	19,000	21,889	21,419
Income tax payable	65	65	71
Long-term debt, less current portion	14,738	9,553	15,407
Operating lease liability, less current portion	13,429	15,619	17,798
Other long-term liabilities	685	682	704
Total non-current liabilities	49,291	48,743	56,893
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,102,023 shares at 7/31/2021 and 15,918,642 at 1/31/2021 and 7/31/2020	161	159	159
Additional paid-in capital	119,985	119,655	119,149
Accumulated deficit	(52,191)	(52,042)	(50,955)
Accumulated other comprehensive loss	(10,998)	(13,585)	(13,621)
Total stockholders’ equity	56,957	54,187	54,732
Total liabilities and stockholders’ equity	$149,922	$125,036	$163,369

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2021	7/31/2020
	(In thousands, except per share data)
Net sales	$59,022	$59,456
Costs of goods sold	36,703	36,253
Gross profit	22,319	23,203
Selling, general and administrative expenses	16,251	15,488
Operating income	6,068	7,715
Pension expense	724	542
Interest expense	359	494
Income before income taxes	4,985	6,679
Income tax expense	1,225	3,126
Net income	$3,760	$3,553

Net income per common share:
Basic	$0.24	$0.23
Diluted	$0.24	$0.23
Weighted average shares of common stock outstanding:
Basic	15,920	15,733
Diluted	15,929	15,746

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Six months ended
	7/31/2021	7/31/2020
	(In thousands, except per share data)
Net sales	$87,389	$77,273
Costs of goods sold	57,382	49,166
Gross profit	30,007	28,107
Selling, general and administrative expenses	28,234	27,419
Operating income	1,773	688
Pension expense	1,230	1,084
Interest expense	652	898
Loss before income taxes	(109)	(1,294)
Income tax expense (benefit)	40	(149)
Net loss	$(149)	$(1,145)

Net loss per common share:
Basic	$(0.01)	$(0.07)
Diluted (a)	$(0.01)	$(0.07)
Weighted average shares of common stock outstanding:
Basic	15,872	15,694
Diluted (a)	15,872	15,694

(a) Net loss per common share was calculated based on basic shares outstanding due to the anti-dilutive effect on the inclusion of common stock equivalent shares.

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31//2021	7/31/2020
	(In thousands)

Net income	$3,760	$3,553
Other comprehensive income:
Pension adjustments (net of tax expense of $803 and $120 at July 31, 2021 and 2020, respectively)	2,260	345
Net comprehensive income	$6,020	$3,898

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Six months ended
	7/31//2021	7/31/2020
	(In thousands)

Net loss	$(149)	$(1,145)
Other comprehensive income:
Pension adjustments (net of tax expense of $919 and $240 at July 31, 2021 and 2020, respectively)	2,587	690
Net comprehensive income (loss)	$2,438	$(455)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2021	7/31/2020
	(In thousands)
Operating activities
Net loss	$(149)	$(1,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,289	2,675
Non-cash lease expense	(192)	712
Provision for doubtful accounts	46	35
Deferred income taxes	(42)	8
Stock-based compensation	506	506
Defined pension plan settlement	220	—
Amortization of net actuarial loss for pension plans	885	690
Changes in operating assets and liabilities:
Trade accounts receivable	(24,687)	(20,964)
Other receivables	(25)	—
Inventories	(4,124)	(6,114)
Income taxes	75	(236)
Prepaid expenses and other current assets	9	(200)
Accounts payable and accrued liabilities	16,632	8,178
Net cash used in operating activities	(8,557)	(15,855)
Investing activities:
Capital expenditures	(963)	(1,359)
Proceeds from life insurance policy	110	—
Net cash used in investing activities	(853)	(1,359)
Financing activities:
Borrowing from long-term debt	14,865	23,884
Repayment of long-term debt	(5,040)	(6,787)
Tax withholding payments on share-based compensation	(176)	(155)
Net cash provided by financing activities	9,649	16,942

Net increase (decrease) in cash	239	(272)
Cash at beginning of period	402	1,150
Cash at end of period	$641	$878

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2021	15,918,642	$159	$119,908	$(55,951)	$(13,258)	$50,858
Net income	—	—	—	3,760	—	3,760
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $803	—	—	—	—	2,260	2,260
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	253	—	—	253
Balance at July 31, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957

	Three-Month Period Ended July 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2020	15,713,549	$157	$119,036	$(54,508)	$(13,966)	$50,719
Net income	—	—	—	3,553	—	3,553
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $120	—	—	—	—	345	345
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	252	—	—	252
Balance at July 31, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732

	Six-Month Period Ended July 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	$(149)	—	(149)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $919	—	—	—	—	2,587	2,587
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	506	—	—	506
Balance at July 31, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957

	Six-Month Period Ended July 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—	—	—	$(1,145)	—	(1,145)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $240	—	—	—	—	690	690
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	506	—	—	506
Balance at July 31, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2021
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The balance sheet at January 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Principles of Consolidation and Reclassification

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The classification of certain prior year sales allowances of approximately $171,000 and $389,000 was made for the three and six months ended July 31, 2020, respectively. The amounts of reclassification representing the replacement of damaged goods, previously presented in net sales, is presented in costs of goods sold in the accompanying prior period statements of income or operations, which conform to current period presentation.

Liquidity

Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next 12 months through September 30, 2022. The Company has experienced an overall decline in net sales and net income for the fiscal year ended January 31, 2021. For the first six-months of fiscal 2022 the Company experienced a material increase in orders and shipments as schools received funding to support a return to classroom instruction.

As a result of the reduced revenue in the prior fiscal year, the Company was not in compliance with its fixed-charge coverage ratio under its revolving and secured credit agreement with PNC Bank, as of July 31, 2020, prior to an amendment and waiver negotiated to satisfy the event of default that also reduced the ratio required for the rolling four-quarter period ended October 31, 2020 from 1.10:1.00 to 1.00:1.00. However, the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated a waiver and amendment on December 11, 2020 to the agreement to satisfy the event of default and amend the fixed-charge coverage ratio covenant. The amended covenant allows the Company to add back certain COVID-19 related costs incurred between May 1, 2020 through April 30, 2021, not to exceed $2 million, to adjusted EBITDA and retains a minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the quarter ended January 31, 2021 (see Note 7). The Company was in compliance with the covenants as of July 31, 2021.

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

Note 2. Seasonality and Management Use of Estimates

The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. For the three and six months ended July 31, 2021, management believes that the traditional peak season has been and will continue to be impacted by economic conditions related to COVID 19. The Company has experienced difficulty sourcing desired levels of temporary labor and permanent hires in the manufacturing and distribution facilities. In addition, the Company is experiencing supply chain disruptions for raw materials. These conditions have adversely impacted sales volume for the months of June and July. The Company anticipates that a larger portion of its annual sales will occur in September, October, and November of the current fiscal year compared to prior years.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after July 31, 2021, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

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

The following table presents a breakdown of the Company’s inventories as of July 31, 2021, January 31, 2021 and July 31, 2020:

	7/31/2021	1/31/2021	7/31/2020
	(in thousands)

Finished goods	$14,163	$15,606	$23,065
Work in process	14,061	11,907	15,430
Raw materials	14,169	10,757	10,949
Total inventories	$42,393	$38,270	$49,444

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended		Six-Months Ended
	7/31/2021	7/31/2020	7/31/2021	7/31/2020
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,283	$1,472	$2,520	$2,912
Short-term lease cost	68	124	165	160
Short-term sublease income	(10)	(10)	(20)	(20)
Variable lease cost	77	(85)	607	370
Total lease cost	$1,418	$1,501	$3,272	$3,422

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			2,712	2,201
Right-of-use assets obtained in exchange for new lease liabilities			165	398
Weighted-average remaining lease term (years)			3.6	4.5
Weighted-average discount rate			6.4%	6.4%

Minimum future lease payments for operating leases in effect as of July 31, 2021, are as follows:

Operating Lease
(in thousands)
Remaining of 2022	$2,903
2023	5,460
2024	5,319
2025	5,371
2026	1,350
Thereafter	—
Remaining balance of lease payments	$20,403

Short-term lease liabilities	$4,678
Long-term lease liabilities	13,429
Total lease liabilities	$18,107

Difference between undiscounted cash flows and discounted cash flows	$2,296

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	7/31/2021	1/31/2021	7/31/2020
	(in thousands)
Revolving credit line	$14,857	$4,590	$27,505
Other	5,407	5,850	6,289
Total debt	20,264	10,440	33,794
Less current portion	5,526	887	18,387
Non-current portion	$14,738	$9,553	$15,407

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

The Credit Agreement is an asset-based loan consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2,000,000. The Credit Agreement is secured by substantially all of the Company's, as defined, personal property and certain of the Company's real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2020 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000. The Company was in violation with its financial covenants as of July 31, 2020. On September 8, 2020, the Company entered into Amendment No. 21 to the Credit Agreement (“Amendment No. 21”) with its lender, PNC Bank. Amendment No. 21 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the four fiscal quarter period ended July 31, 2020, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for the consecutive four fiscal quarter period ended October 31, 2020, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter period ending thereafter. In connection with Amendment No. 21, the Company also agreed to pay to PNC Bank a non-refundable fee of $75,000. However, the Company was not in compliance with this amended fixed-charge ratio of 1.00:1.00 as of October 31, 2020 due to the continuing decline in net sales and net income. The Company successfully negotiated and entered into Amendment No. 22 on December 11, 2020 to the Revolving Credit and Security Agreement (“Amendment No. 22”) with its lender, PNC Bank. Amendment No. 22 provided a limited waiver of the fixed-charge coverage Ratio for the four fiscal quarter period ended October 31, 2020 and amended the fixed-charge coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021 not to exceed $2 million to adjusted EBITDA beginning with the four fiscal quarter period ended January 31, 2021, and retains the required minimum coverage ratio of 1.10:1.00. In connection with Amendment No. 22, the Company also agreed to pay PNC Bank a non-refundable fee of $40,000. The Company was in compliance with the covenants as of July 31, 2021.

The Credit Agreement bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the Eurodollar Currency Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the EBITDA of the Borrower's at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. The interest rate as of July 31, 2021 was 4.5%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $41,182,000 was available for borrowing as of July 31, 2021.

Management believes that the carrying value of debt approximated fair value at July 31, 2021 and 2020, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined that its U.S. federal deferred tax assets are more-likely-than-not to be realizable, but that valuation allowances of $1,144,000, $1,064,000 and $1,186,000 as of July 31, 2021, January 31, 2021 and July 31, 2020, respectively, are needed for certain state NOL’s to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized.

For the three months ended July 31, 2021 and 2020, the effective tax rates were 24.6% and 46.8%, respectively. For the six months ended July 31, 2021 and 2020, the effective tax rates were (36.7)% and 11.5%, respectively. Effective tax rates for the three months and six months ended July 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

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

Note 9. Net income (loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2021	7/31/2020	7/31/2021	7/31/2020
	(In thousands, except per share data)

Net income (loss)	$3,760	$3,553	$(149)	$(1,145)

Weighted average shares of common stock outstanding	15,920	15,733	15,872	15,694
Net effect of dilutive shares - based on the treasury stock method using average market price	9	13	—	—
Totals	15,929	15,746	15,872	15,694

Net income (loss) per share - basic	$0.24	$0.23	$(0.01)	$(0.07)
Net income (loss) per share - diluted (a)	$0.24	$0.23	$(0.01)	$(0.07)
(a) At July 31, 2021 and 2020, approximately 1,500 and 5,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the Company's 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six-month period ended July 31, 2021, the Company granted 68,870 awards to non-employee directors, vested 140,295 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2021, there were approximately 628,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six-month period ended July 31, 2021, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 0 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of July 31, 2021, there were approximately 12,892 shares available for future issuance under the 2011 Plan.

During the three months ended July 31, 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $55,000 and $198,000, respectively. During the three months ended July 31, 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $65,000 and $187,000, respectively.

During the six months ended July 31, 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $110,000 and $396,000, respectively. During the six months ended July 31, 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $128,000 and $378,000, respectively.

As of July 31, 2021, there was $1,668,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

Note 11. Retirement Plans
The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Annual Report on Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003. There is no service cost incurred under this plan.
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2021, benefit accruals under this plan were frozen since December 31, 2003. During the second quarter ended July 31, 2021, the Company, at the retirees request, paid lump-sum distributions for the related benefit obligations. As the amount of the lump-sum settlement exceeded the sum of the service and interest cost for the year, the distribution was treated as a settlement in accordance with U.S. GAAP, resulting in plan settlement loss of $220,000 recorded in pension expense in the accompanying condensed consolidated statements of operations and an actuarial gain on the plan re-measurement of $1,770,000, net of tax, recorded to accumulated other comprehensive income for the three and six-months ended July 31, 2021.
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and six months ended July 31, 2021 and 2020 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Six Months Ended
	7/31/2021	7/31/2020	7/31/2021	7/31/2020
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	280	301	561	602
Expected return on plan assets	(218)	(224)	(436)	(448)
Plan settlement	220	—	220	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	442	465	885	930
Benefit cost	$724	$542	$1,230	$1,084

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2021 and 2020, the plan held 991,899 shares and 850,789 shares of Virco stock, respectively. For the three months ended July 31, 2021 and 2020, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $207,000 and $195,000, respectively. For the six months ended July 31, 2021 and 2020, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $391,000 and $405,000, respectively.

Note 12. Warranty Accrual
The Company provides a warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014 is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	7/31/2021	7/31/2020	7/31/2021	7/31/2020
	(in thousands)
Beginning balance	$700	$800	$700	$800
Provision	13	(17)	56	43
Costs incurred	(13)	(33)	(56)	(93)
Ending balance	$700	$750	$700	$750
Note 13. Contingencies

The Company has a self-insured retention for product losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

Note 14. Delivery Costs
For the three months ended July 31, 2021 and 2020, shipping and classroom delivery costs of approximately $5,112,000 and $4,907,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
For the six months ended July 31, 2021 and 2020, shipping and classroom delivery costs of approximately $8,033,000 and $6,985,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. COVID-19
On March 11, 2020, the World Health Organization declared the current coronavirus (COVID-19) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. During first quarter ended April 30, 2021, the Company operated its manufacturing and distribution facilities on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Subsequent to April 30, 2021 and after vaccinations were available, the Company required all manufacturing and distribution employees to return to work. Appropriate measures are being taken to protect the health of employees performing essential on-site operations. Office employees and others who can work from home continued to work from home.

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

Note 16. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The effects of COVID-19

The results of operations for the three-month and six-month periods ended July 31, 2021 and the comparable periods ended July 31, 2020 have been significantly impacted by economic conditions driven by the COVID-19 pandemic. The impact of COVID-19 has been quite different during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar cycle, approximately 4-6 weeks preceding the selling season.

During the three and six-month periods ended July 31, 2020, the majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. Most school districts continued with remote learning for the academic year ended June 2020 and into the year beginning August 2020, with a minority of districts attempting hybrid or on-site learning. During this period our direct sales force, one of the Company’s distinct competitive advantages, was unable to make in-person calls. Our primary customers, educators and district business officials, were typically working remotely which complicated selling activities. As a result, order rates during our traditionally busy summer season of June 2020 through August 2020 declined, causing a reduction in sales.

During the six months ended July 31, 2021, many school districts announced hybrid or on-site learning beginning in approximately April 2021. The Company received a large volume of orders for immediate delivery during this period. Orders received for the first quarter ended April 30, 2021 increased by 26.7% compared to the same period of the prior year. The majority of school districts have planned for full time in-school teaching for the academic year beginning in August / September 2021. Orders for the second quarter ended July 31, 2021 increased by 29.9% compared to the same period of the prior year.

Due to uncertainty created by COVID-19 during the year ended January 31, 2021, the Company moderated production levels to reflect the reduced order activity and maintained conservative inventory levels going into the current year. The current year has been characterized by severe supply chain issues, which were exacerbated by our low levels of inventory going into the year. The Company has significant domestic manufacturing capabilities and manufactures the large majority of finished goods domestically, but the Company imports a number of components from manufacturers in China. The cost and timely delivery of these components have been adversely affected by difficulties at the ports and by cost increases from China. The cost and availability of steel, plastic, and a variety of other raw materials has been extremely volatile, and the supply chain considerations have been challenging. The severe weather experienced in significant portions of the United States in February 2021 interrupted the supply and increased cost for plastic and utilities. The availability of labor, both permanent employees and temporary employees, has been severely impacted.

Because the first quarter of the year is a seasonally slow period, sales activity during the first quarter was not significantly affected by the supply chain considerations. Sales volume for the first quarter ended April 30, 2021 increased by 59.2% compared to the same period of the prior year.

During the second quarter, which includes two of the three months that typically account for 50% of our annual sales, the supply chain issues have been challenging. Sales for the second quarter were flat compared to the same period of the prior year. Backlog of orders at July 31, 2021 was approximately $20 million greater than the prior year.

In response to the labor shortage, and to reward employees who will be working substantial overtime hours during the seasonal summer peak, the Company has announced that for all factory and warehouse hourly employees, all overtime hours will be paid at double time rather than the traditional time and one-half for hours worked between June 1 and continuing through the peak deliveries. This is anticipated to cost the Company an additional $1.5 - $2.0 million during the second and third quarters. The Company anticipates that this increased cost will be offset, in whole or in part, by the increased efficiency of using experienced Virco employees with a substantial reduction in temporary labor. Inventory levels at July 31, 2021 are significantly lower than the prior year, and the Company may incur additional costs for expediting to satisfy customer orders. While these challenges are substantial, the Company believes that the benefits of domestic manufacturing compared to an import model with an extended supply chain to China will be realized during the current fiscal year.

Three Months Ended July 31, 2021

Order rates for the three-months ended July 31, 2021 increased significantly compared to the prior year, as schools reopened. Orders for the second quarter increased by 29.9%, but sales were flat, decreasing by 0.7% compared to the same period of the prior year. Backlog of orders at July 31, 2021 is approximately $20.0 million greater than the prior year. The Company anticipates that a significant portion of the increased backlog will ship during the third quarter, with a portion delivered in the fourth quarter.

For the three months ended July 31, 2021, the Company earned a pre-tax profit of $4,985,000 on sales of $59,022,000 compared to a pre-tax profit of $6,679,000 on sales of $59,456,000 in the prior year.

Gross Margin for the second quarter was 37.8% of sales compared to 39.0% in the prior year. The gross margin was affected by increased cost for raw materials and costs relating to operating the factories with a reduced and interrupted supply of materials, partially offset by a price increase at the beginning of the year.

Selling, general and administrative expenses for the three months ended July 31, 2021 increased compared to the same period last year. The increase in selling, general and administrative expenses was attributable to increased variable freight expense and by increased selling expenses as our sales force is now actively calling on customers.

Interest expense decreased by $135,000 for the three months ended July 31, 2021 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital in the second quarter.

For the three months ended July 31, 2021 and 2020, the effective tax rates were 24.6% and 46.8%, respectively. Effective tax rates for the three months ended July 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Six Months Ended July 31, 2021

Order rates for the six-months ended July 31, 2021 increased by 28.5% compared to the prior year.

For the six-month period ended July 31, 2021 the Company earned a pre-tax loss of $109,000 on sales of $87,389,000 compared to a pre-tax loss of $1,294,000 on sales of $77,273,000.

Gross Margin for the first six months was 34.3% of sales compared to 36.4% in the prior year. The gross margin was affected by increased cost for raw materials and costs relating to operating the factories with a reduced and interrupted supply of materials, partially offset by a price increase at the beginning of the year. The Company was required to close the Conway, Arkansas factory for more than one week in February due to severe weather and increased utility bills related to the same severe weather.

Selling, general and administrative expenses for the six months ended July 31, 2021 increased compared to the same period last year but decreased as a percentage of sales. The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses.

Interest expense decreased by $246,000 for the six months ended July 31, 2021 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital during the year.

For the six months ended July 31, 2021 and 2020, the effective tax rates were (36.7)% and 11.5%, respectively. Effective tax rates for the six months ended July 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Liquidity and Capital Resources
In years not impacted by COVID, approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, the current year impact of COVID has moderated the summer peak deliveries, and the Company has operated with reduced levels of inventory. This has reduced the need for seasonal borrowing under our line of credit.

Accounts receivable increased by $1,712,000 at July 31, 2021 compared to the same date in the prior year. The increase was primarily due to the timing of sales during the second quarter. Inventory decreased by $7,051,000 at July 31, 2021 compared to the prior year. The decrease in units was more significant than the decrease in dollars due to the increased material cost of the inventory. The net reduction in working capital enabled the Company to reduce its borrowing under its revolving line of credit with PNC Bank as of July 31, 2021. Outstanding debt at July 31, 2021 includes an equipment loan from PNC in the amount of $444,000 and a seller financed mortgage on a manufacturing facility in Conway, Arkansas.

Interest expense for the six months ended July 31, 2021 is less than the same period last year due to lower average outstanding borrowings under the Company's revolving line of credit with PNC Bank.

Accrual basis capital expenditures for the six months ended July 31, 2021 was $1,210,000 compared to $1,625,000 for the same period last year. The reduction in capital spending was a direct result of management controlling the expenditures to preserve cash due to the adverse impact that the COVID-19 pandemic had on the Company’s operations. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 by covenant.

Due to the adverse impact of the COVID-19 pandemic upon the Company’s operations, the Company violated its fixed-charge coverage ratio contained in the credit agreement with PNC Bank for the quarterly periods ended July 31, 2020 and October 31, 2020. The Company obtained limited waivers and amendments from PNC Bank for both events of default, Amendment No. 21 and 22 (see Note 7 to the condensed consolidated financial statements). Amendment No. 22 amended the ongoing fixed-charge coverage calculation to allow for the add back of certain COVID-19 related costs incurred from May 1, 2020 through April 30, 2021, not to exceed $2,000,000, to adjusted EBITDA and retained the minimum fixed-charge coverage ratio of 1.10:1.00 beginning with the fourth quarter period ended January 31, 2021. Based on the add back allowance for certain COVID-19 related costs, and the current forecasts through September 2022, management believes the Company will maintain compliance with its financial covenants.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2021 under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2021. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: September 14, 2021	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)