Form 10-Q
period 2021-10-31
VIRCO MFG CORPORATION
filed 2021-12-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2021

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,102,023 shares as of December 6, 2021.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2021	1/31/2021	10/31/2020
	(In thousands)

Assets
Current assets
Cash	$1,742	$402	$1,202
Trade accounts receivables, net	24,824	9,759	16,877
Other receivables	60	26	60
Income tax receivable	108	199	322
Inventories	40,483	38,270	36,872
Prepaid expenses and other current assets	1,839	2,311	1,608
Total current assets	69,056	50,967	56,941
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	734	734	734
Buildings and building improvements	51,308	51,262	51,191
Machinery and equipment	113,816	112,098	111,844
Leasehold improvements	1,017	1,004	1,003
Total property, plant and equipment	170,606	168,829	168,503
Less accumulated depreciation and amortization	134,659	132,003	130,808
Net property, plant and equipment	35,947	36,826	37,695
Operating lease right-of-use assets	14,685	17,596	18,645
Deferred tax assets, net	10,364	11,716	10,682
Other assets, net	8,034	7,931	7,949
Total assets	$138,086	$125,036	$131,912

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2021	1/31/2021	10/31/2020
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$15,786	$8,421	$11,509
Accrued compensation and employee benefits	5,547	4,576	5,514
Current portion of long-term debt	504	887	885
Current portion operating lease liability	4,686	4,672	4,662
Other accrued liabilities	6,983	3,550	4,121
Total current liabilities	33,506	22,106	26,691
Non-current liabilities
Accrued self-insurance retention	1,121	935	1,313
Accrued pension expenses	18,654	21,889	21,445
Income tax payable	68	65	72
Long-term debt, less current portion	12,547	9,553	5,185
Operating lease liability, less current portion	12,402	15,619	16,745
Other long-term liabilities	687	682	655
Total non-current liabilities	45,479	48,743	45,415
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,102,023 shares at 10/31/2021 and 15,918,642 at 1/31/2021 and 10/31/2020	161	159	159
Additional paid-in capital	120,238	119,655	119,402
Accumulated deficit	(50,866)	(52,042)	(46,475)
Accumulated other comprehensive loss	(10,432)	(13,585)	(13,280)
Total stockholders’ equity	59,101	54,187	59,806
Total liabilities and stockholders’ equity	$138,086	$125,036	$131,912

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2021	10/31/2020
	(In thousands, except per share data)
Net sales	$57,331	$57,221
Costs of goods sold	37,032	34,946
Gross profit	20,299	22,275
Selling, general and administrative expenses	17,782	16,457
Gain on sale of property, plant & equipment	—	(7)
Operating income	2,517	5,825
Pension expense	570	542
Interest expense	327	419
Income before income taxes	1,620	4,864
Income tax expense	295	384
Net income	$1,325	$4,480

Net income per common share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28
Weighted average shares of common stock outstanding:
Basic	16,033	15,733
Diluted	16,082	15,767

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2021	10/31/2020
	(In thousands, except per share data)
Net sales	$144,720	$134,494
Costs of goods sold	94,414	84,112
Gross profit	50,306	50,382
Selling, general and administrative expenses	46,016	43,876
Gain on sale of property, plant & equipment	—	(7)
Operating income	4,290	6,513
Pension expense	1,800	1,626
Interest expense	979	1,317
Income before income taxes	1,511	3,570
Income tax expense	335	235
Net income	$1,176	$3,335

Net income per common share:
Basic	$0.07	$0.21
Diluted	$0.07	$0.21
Weighted average shares of common stock outstanding:
Basic	15,927	15,566
Diluted	15,963	15,586

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2021	10/31/2020
	(In thousands)

Net income	$1,325	$4,480
Other comprehensive income:
Pension adjustments (net of tax expense of $186 and $124 at October 31, 2021 and 2020, respectively)	566	341
Net comprehensive income	$1,891	$4,821

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2021	10/31/2020
	(In thousands)

Net income	$1,176	$3,335
Other comprehensive income:
Pension adjustments (net of tax expense of $1,105 and $364 at October 31, 2021 and 2020, respectively)	3,153	1,031
Net comprehensive income	$4,329	$4,366

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2021	10/31/2020
	(In thousands)
Operating activities
Net income	$1,176	$3,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,431	3,895
Non-cash lease expense	(294)	645
Provision for doubtful accounts	70	60
Gain on sale of property, plant and equipment	—	(7)
Deferred income taxes	247	184
Stock-based compensation	759	759
Defined pension plan settlement	285	—
Amortization of net actuarial loss for pension plans	1,192	1,395
Surrender of life insurance policies	(584)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(15,134)	(5,177)
Other receivables	(34)	—
Inventories	(2,213)	6,457
Income taxes	94	(23)
Prepaid expenses and other current assets	591	388
Accounts payable and accrued liabilities	11,234	741
Net cash provided by operating activities	820	12,652
Investing activities:
Capital expenditures	(2,280)	(1,900)
Proceeds from sale of property, plant and equipment	—	82
Proceeds from life insurance policy	483	—
Net cash used in investing activities	(1,797)	(1,818)
Financing activities:
Borrowing from long-term debt	20,554	23,885
Repayment of long-term debt	(17,943)	(34,512)
Payment on deferred financing costs	(118)	—
Tax withholding payments on share-based compensation	(176)	(155)
Net cash provided by (used in) financing activities	2,317	(10,782)

Net increase in cash	1,340	52
Cash at beginning of period	402	1,150
Cash at end of period	$1,742	$1,202

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended October 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957
Net income	—	—	—	1,325	—	1,325
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $186	—	—	—	—	566	566
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at October 31, 2021	16,102,023	$161	$120,238	$(50,866)	$(10,432)	$59,101

	Three-Month Period Ended October 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2020	15,918,642	$159	$119,149	$(50,955)	$(13,621)	$54,732
Net income	—	—	—	4,480	—	4,480
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $124	—	—	—	—	341	341
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at October 31, 2020	15,918,642	$159	$119,402	$(46,475)	$(13,280)	$59,806

	Nine-Month Period Ended October 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net income	—	—	—	$1,176	—	1,176
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $1,105	—	—	—	—	3,153	3,153
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	759	—	—	759
Balance at October 31, 2021	16,102,023	$161	$120,238	$(50,866)	$(10,432)	$59,101

	Nine-Month Period Ended October 31, 2020
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholder's Equity
Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net income	—	—	—	$3,335	—	3,335
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $364	—	—	—	—	1,031	1,031
Shares vested and others	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	759	—	—	759
Balance at October 31, 2020	15,918,642	$159	$119,402	$(46,475)	$(13,280)	$59,806

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2021
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2022. The balance sheet at January 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Principles of Consolidation and Reclassification

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The reclassification of certain prior year sales allowances of approximately $480,000 and $869,000 was made for the three and nine months ended October 31, 2020, respectively. The amounts of reclassification representing the replacement of damaged goods, previously presented in net sales, is presented in costs of goods sold in the accompanying prior period statements of income or operations, which conform to current period presentation.

Liquidity

Management evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern over the next 12 months after the interim financial statements are issued. The Company has experienced an overall decline in net sales and net income for the fiscal year ended January 31, 2021. For the first nine-months of fiscal 2022 the Company experienced an increase in shipments and material increase in orders as schools received funding to support a return to classroom instruction. However, as a result of severe supply chain disruptions and labor shortages, the Company has experienced an increase in raw material prices and an increase in backlog which negatively impacted the Company’s net income for the nine months ended October 31, 2021.

As a result the Company was in violation of its financial covenants under the Restated Credit Agreement as of October 31, 2021. On December 7, 2021, the Company successfully negotiated and entered into Amendment No. 1 to the Restated Credit Agreement (“Amendment No. 1”) with PNC Bank. Amendment No. 1 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter. In connection with Amendment No. 1, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000 (see Note 7).

The Company expects the impact of supply chain constraints and COVID-19 to continue to be a challenge for the foreseeable future and believes the economy will be adversely impacted for an indeterminate period, including the demand for its products and supply of materials and labor required to manufacture products. The extent of the impact will depend on numerous factors that are unknown, uncertain and cannot be reasonably predicted. Based on the Company’s current projections, including COVID-19 related costs and raw material costs, and its ability to introduce price increases and manage certain controllable expenditures, management believes it will maintain compliance with the financial covenants for the next 12 months after the interim financial statements are issued and that the Company’s existing cash, projected operating cash flows and available credit facilities, described in Note 7, are adequate to meet its operating needs, liabilities and commitments over the next 12 months from the issuance of the interim financial statements.
Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. For the three and nine months ended October 31, 2021, management believes that the traditional peak season has been and will continue to be impacted by economic conditions related to COVID 19. The Company has experienced difficulty sourcing desired levels of temporary labor and permanent hires in the manufacturing and distribution facilities. In addition, the Company is experiencing supply chain disruptions for raw materials. These conditions have adversely impacted sales volume for the months of June, July, August, and September. In October, sales increased compared to the prior year. The Company anticipates that a larger portion of its annual sales will occur in fourth quarter of the current fiscal year compared to prior years.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 31, 2021, including those resulting from the continuing impacts of the COVID-19 pandemic, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

Note 3. New Accounting Pronouncements

Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by ASU 2019-10, will be for the fiscal year ending after December 15, 2022 and interim periods therein. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

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

The following table presents a breakdown of the Company’s inventories as of October 31, 2021, January 31, 2021 and October 31, 2020:

	10/31/2021	1/31/2021	10/31/2020
	(in thousands)

Finished goods	$14,053	$15,606	$15,442
Work in process	14,299	11,907	11,440
Raw materials	12,131	10,757	9,990
Total inventories	$40,483	$38,270	$36,872

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
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Three-Months Ended		Nine-Months Ended
	10/31/2021	10/31/2020	10/31/2021	10/31/2020
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,358	$1,431	$3,878	$4,343
Short-term lease cost	93	55	258	214
Short-term sublease income	(10)	(10)	(30)	(30)
Variable lease cost	14	(18)	621	352
Total lease cost	$1,455	$1,458	$4,727	$4,879

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$4,172	$3,697
Right-of-use assets obtained in exchange for new lease liabilities			$330	$587
Weighted-average remaining lease term (years)			3.4	4.3
Weighted-average discount rate			6.4%	6.4%

Minimum future lease payments for operating leases in effect as of October 31, 2021, are as follows:

Operating Lease
(in thousands)
Remaining of 2022	$1,452
2023	5,523
2024	5,381
2025	5,402
2026	1,350
Thereafter	—
Remaining balance of lease payments	$19,108

Short-term lease liabilities	$4,686
Long-term lease liabilities	12,402
Total lease liabilities	$17,088

Difference between undiscounted cash flows and discounted cash flows	$2,020

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	10/31/2021	1/31/2021	10/31/2020
	(in thousands)
Revolving credit line	$7,866	$4,590	$—
Other	5,185	5,850	6,070
Total debt	13,051	10,440	6,070
Less current portion	504	887	885
Non-current portion	$12,547	$9,553	$5,185

The Company and Virco Inc., its wholly-owned subsidiary (the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011. On September 28, 2021, the Borrowers entered into an Amended and Restated Revolving Credit and Security Agreement (the “Restated Credit Agreement”) with PNC Bank, which amended and restated the prior Credit Agreement. The material terms of the Restated Credit Agreement are substantially the same as those of the prior Credit Agreement.

The Restated Credit Agreement permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $3,000,000 during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Restated Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers. In connection with the Restated Credit Agreement, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000. The maturity date of the Restated Credit Agreement is March 19, 2023.

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2,000,000. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Restated Credit Agreement is subject to certain prepayment penalties upon earlier termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio beginning on February 1st, 2021 of not less than 1.10 to 1.00, and capital expenditures not to exceed $8,000,000.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of October 31, 2021 due to a decline in the Company’s net income primarily attributable to the effects of severe supply chain disruptions and labor shortages due to COVID-19. On December 7, 2021, the Company successfully negotiated and entered into Amendment No. 1 to the Restated Credit Agreement (“Amendment No. 1”) with PNC Bank. Amendment No. 1 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter. In connection with Amendment No. 1, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000.

The Revolving Credit Facility bears interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Credit Agreement) or the LIBOR Rate (as defined in the Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for LIBOR Rate loans is a percentage within a range of 2.25% to 2.75%, and may be increased at the Lender’s option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period, but at most every three months for LIBOR Rate loans. The interest rate as of October 31, 2021 was 4.5%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions. The principal amount outstanding under the Credit Agreement and any accrued and unpaid interest is due no later than March 19, 2023, and the Revolving Credit Facility is subject to an early termination fee upon an earlier termination of the Revolving Credit Facility.

During the fiscal year ending January 31, 2021, the impact of COVID-19 on liquidity was to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Seasonal increases in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank. Reductions in inventory were substantially offset by a reduction in borrowing under the revolving line with PNC Bank.

In addition to the financial covenants, the Restated Credit Agreement contains events of default as disclosed in Note 3 to our Annual Report on Form 10-K for the year-ended January 31, 2021. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Restated Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Restated Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $13,741,000 was available for borrowing as of October 31, 2021.

Management believes that the carrying value of debt approximated fair value at October 31, 2021, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. On the basis of this evaluation, and after considering future reversals of existing taxable temporary differences, the effects of seasonality on the Company’s business and the effects of severe supply chain disruptions and labor shortages due to COVID-19, the Company determined that its U.S. federal deferred tax assets are more-likely-than-not to be realizable, but that valuation allowances of $1,237,000, $1,064,000 and $1,133,000 as of October 31, 2021, January 31, 2021 and October 31, 2020, respectively, are needed for certain state NOL’s to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized.

For the three months ended October 31, 2021 and 2020, the effective tax rates were 18.2% and 7.9%, respectively. For the nine months ended October 31, 2021 and 2020, the effective tax rates were 22.2% and 6.6%, respectively. Effective tax rates for the three months and nine months ended October 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed. The Company has performed an analysis of the impact of the CARES Act and have determined that the impact would not be significant. The CARES Act provides single-employer pension companies additional time to meet the funding obligations. Consequently, the tax deduction related to such contributions will be deferred until the funding payment is made. The CARES Act also modifies the limitation for business interest expense deduction. The new limitation has increased from 30 to 50 percent of adjusted taxable income.

The January 31, 2016 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net income per Share

	Three Months Ended		Nine Months Ended
	10/31/2021	10/31/2020	10/31/2021	10/31/2020
	(In thousands, except per share data)

Net income	$1,325	$4,480	$1,176	$3,335

Weighted average shares of common stock outstanding	16,033	15,733	15,927	15,566
Net effect of dilutive shares - based on the treasury stock method using average market price	49	34	36	20
Totals	16,082	15,767	15,963	15,586

Net income per share - basic	$0.08	$0.28	$0.07	$0.21
Net income per share - diluted	$0.08	$0.28	$0.07	$0.21

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the Company's 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month period ended October 31, 2021, the Company granted 68,870 awards to non-employee directors, vested 140,295 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2021, there were approximately 628,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month period ended October 31, 2021, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 0 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of October 31, 2021, there were approximately 12,892 shares available for future issuance under the 2011 Plan.

During the three months ended October 31, 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $54,000 and $199,000, respectively. During the three months ended October 31, 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $65,000 and $188,000, respectively.

During the nine months ended October 31, 2021, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $164,000 and $595,000, respectively. During the nine months ended October 31, 2020, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $193,000 and $566,000, respectively.

As of October 31, 2021, there was $1,415,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2021, benefit accruals under this plan were frozen since December 31, 2003. During the second quarter ended July 31, 2021, the Company, at the retirees request, paid lump-sum distributions for the related benefit obligations. As the amount of the lump-sum settlement exceeded the sum of the service and interest cost for the year, the distribution was treated as a settlement in accordance with U.S. GAAP, resulting in plan settlement loss of $285,000 recorded in pension expense in the accompanying condensed consolidated statements of operations and an actuarial gain on the plan re-measurement of $2,059,000, net of tax, recorded to accumulated other comprehensive income for the three and nine months ended October 31, 2021.
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and nine months ended October 31, 2021 and 2020 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Nine Months Ended
	10/31/2021	10/31/2020	10/31/2021	10/31/2020
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	281	301	841	903
Expected return on plan assets	(218)	(224)	(654)	(672)
Plan settlement	65	—	285	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	442	465	1,328	1,395
Benefit cost	$570	$542	$1,800	$1,626

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2021 and 2020, the plan held 1,026,096 shares and 893,811 shares of Virco stock, respectively. For the three months ended October 31, 2021 and 2020, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $217,000 and $182,000, respectively. For the nine months ended October 31, 2021 and 2020, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $608,000 and $587,000, respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	10/31/2021	10/31/2020	10/31/2021	10/31/2020
	(in thousands)
Beginning balance	$700	$750	$700	$800
Provision	28	(46)	84	(3)
Costs incurred	(28)	(4)	(84)	(97)
Ending balance	$700	$700	$700	$700
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

Note 14. Delivery Costs
For the three months ended October 31, 2021 and 2020, shipping and classroom delivery costs of approximately $6,209,000 and $6,014,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
For the nine months ended October 31, 2021 and 2020, shipping and classroom delivery costs of approximately $14,242,000 and $12,999,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. COVID-19
On March 11, 2020, the World Health Organization declared the current coronavirus (COVID-19) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. Through April 30, 2021, the Company operated its manufacturing and distribution facilities on a voluntary basis to give employees the flexibility to remain at home with children who are out of school or for other personal reasons as they deem necessary. Subsequent to April 30, 2021 and after vaccinations were available, the Company required all manufacturing and distribution employees to return to work. Appropriate measures are being taken to protect the health of employees performing essential on-site operations. Office employees and others who can work from home continued to work from home.

The Company’s Conway, Arkansas facilities, which represent approximately two thirds of the Company’s production and distribution capacity, has been fully operational during the pandemic. In accordance with State of California and local orders that include guidance on the definition and responsibilities of “essential businesses,” the Company has been operating its Torrance facility.

Note 16. Subsequent Events

As discussed in Notes 1 and 7, the Company executed Amendment No. 1 to the Restated Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The effects of COVID-19

The results of operations for the three-month and nine-month periods ended October 31, 2021 and the comparable periods ended October 31, 2020 have been significantly impacted by economic conditions driven by the COVID-19 pandemic. The impact of COVID-19 has been quite different during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar cycle, approximately 4-6 weeks preceding the selling season.

During the three and nine-month periods ended October 31, 2020, the majority of our primary customers, the K-12 public school systems, closed school campuses and initiated remote learning on or about March 15, 2020. Most school districts continued with remote learning for the academic year ended June 2020 and into the year beginning August 2020, with a minority of districts attempting hybrid or on-site learning. During this period our direct sales force, one of the Company’s distinct competitive advantages, was unable to make in-person sales call. Our primary customers, educators and district business officials, were typically working remotely which complicated selling activities. As a result, order rates during our traditionally busy summer season of June 2020 through August 2020 declined, causing a reduction in sales.

During the nine months ended October 31, 2021, many school districts announced hybrid or on-site learning beginning in approximately April 2021. The Company received a large volume of orders for immediate delivery during this period. The large majority of schools returned to on-site learning for the academic year beginning in the fall of 2021. Compared to the same periods in the prior fiscal year, orders received in the first quarter ended April 30, 2021 increased by 26.7%, orders received in the second quarter ended July 31, 2021 increased by 29.9%, and orders received during the traditionally slow third quarter ended October 31, 2021 increased by 59.0%. Year-to-date 2021 orders increased by 35.1% compared to 2020. However, due to supply chain issues and a shortage of labor, production and sales levels did not keep up with the increase in orders. The Company’s order backlog at October 31, 2021 was 195% greater than October 31, 2020, increasing to $50,955,000 compared to $17,249,000.

Due to uncertainty created by COVID-19 during the year ended January 31, 2021, the Company moderated production levels to reflect the reduced order activity and maintained conservative inventory levels going into the current year. The current year has been characterized by severe supply chain issues, which were exacerbated by our low levels of inventory going into the year. The Company has significant domestic manufacturing capabilities and manufactures the large majority of finished goods domestically, but the Company imports a number of components from manufacturers in China. The cost and timely delivery of these components have been adversely affected by difficulties at the ports and by cost increases from China. The cost and availability of domestically sourced steel, plastic, resin, wood, and a variety of other raw materials has been extremely challenging. In addition to significant difficulty obtaining adequate supplies of domestically sourced materials, the cost of domestically sourced materials increased significantly, with the cost of steel more than doubling during the year, which has caused our pre-tax profit and gross margin to decline.

The availability of labor, both permanent employees and temporary employees, has also been severely negatively impacted. In response to a labor shortage in operations, and to reward employees who worked substantial overtime hours during the seasonal summer peak, the Company has announced that for all factory and warehouse hourly employees, all overtime hours would be paid at double time rather than the traditional time and one-half for hours worked between June 1 and continuing through December 31. This cost the Company an additional $1.5 - $2.0 million during the second and third quarters. The Company believes that this increased cost was offset in part by the increased efficiency of using experienced Virco employees with a substantial reduction in temporary labor.

In order to improve our ability to hire direct labor, the Company increased the starting wage rate to $15 per hour on October 1, 2021. Subsequent to October 31, 2021 the Company gave wage increases to hourly workers who did not benefit from the increased entry wage rates, to alleviate compression of wage rates in operations. These changes enabled the Company to successfully add employees during October. It is anticipated that the Company may hire as many as 75 permanent employees in operations prior to next year’s second quarter.

Production rates in our factories declined during the first and second quarters due to the material and labor shortages. Production decreased by 25% in the first quarter compared to the same period last year. Production decreased by 8% in the second quarter compared to the same period last year. During the third quarter, production rates typically decline as the summer deliveries conclude. During the current year, the Company continued to work significant overtime and successfully hire additional workers in October. Production rates increased by 39% in the third quarter compared to the same period last year. Production efficiencies during the year declined compared to the prior year. Manufacturing employees were required to

“job shop” to utilize available materials and to prioritize production to support deliveries with critical due dates. For the fourth quarter the Company anticipates that production rates will remain greater than the prior year and will continue to operate at increased levels until the Company works down its backlog of sales orders.

Because the first quarter of the year is a seasonally slow period, sales activity during the first fiscal quarter of 2022 was not significantly affected by the supply chain considerations. Sales volume for the first quarter ended April 30, 2021 increased by 59.2% compared to the same period of the prior year.

During the second quarter, which includes two of the three months that typically account for 50% of our annual sales, the supply chain issues were challenging. Sales for the second quarter were flat compared to the same period of the prior year despite the strong orders discussed above. Backlog of orders at July 31, 2021 was approximately $20 million greater than the prior year.

During the third quarter, which includes one of the three months that typically account for 50% of our annual sales, supply chain and labor shortages continued to adversely affect operations. Sales for the third quarter ended October 31, 2021 were flat compared to the same period last year despite strong orders. Backlog of orders at October 31, 2021 was $33,700,000 higher than the same date last year.

Inventory levels at October 31, 2021 are greater than the same date last year due to the increased material cost component, but significantly lower than the prior year in terms of unit quantity.

The Company believes that it will make material gains in shipping the order backlog during the fourth quarter ending January 31, 2022. Raises for entry level employees have already been effective in hiring new employees in operations. Some of the supply chain issues experienced during the year are starting to improve. The Company anticipates that sales for the fourth quarter ending January 31, 2022 may be double what they were during the same period last year as long as no unanticipated supply chain or COVID related events occur.

Three Months Ended October 31, 2021

Order rates for the three months ended October 31, 2021 increased significantly compared to the prior year. Orders for the third quarter, which is traditionally a slower period for orders, increased by 59.2%, but sales were flat, increasing by 0.2% compared to the same period of the prior year. Backlog of orders at October 31, 2021 is approximately $33.7 million greater than the prior year. The Company anticipates that a significant portion of the increased backlog will ship during the fourth quarter, with a portion delivered in the first quarter of the next fiscal year.

For the three months ended October 31, 2021, the Company earned a pre-tax profit of $1,620,000 on sales of $57,331,000 compared to a pre-tax profit of $4,864,000 on sales of $57,221,000 in the prior year.

Gross Margin for the third quarter was 35.4% of sales compared to 38.9% in the prior year. The gross margin was primarily affected by increased cost for raw materials and to a modest amount by costs relating to operating the factories with a reduced and interrupted supply of materials, partially offset by a price increase at the beginning of the year.

Selling, general and administrative expenses for the three months ended October 31, 2021 increased compared to the same period last year. The increase in selling, general and administrative expenses was attributable to increased variable freight expense and by increased selling expenses as our sales force is now actively calling on customers.

Interest expense decreased by $92,000 for the three months ended October 31, 2021 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital in the third quarter.

For the three months ended October 31, 2021 and 2020, the effective tax rates were 18.2% and 7.9%, respectively. Effective tax rates for the three months ended October 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Nine Months Ended October 31, 2021

Order rates for the nine months ended October 31, 2021 increased by 35.1% compared to the prior year.

For the nine-month period ended October 31, 2021 the Company earned a pre-tax profit of $1,511,000 on sales of $144,720,000 compared to a pre-tax income of $3,570,000 on sales of $134,494,000 in the prior year.

Gross Margin for the first nine months was 34.8% of sales compared to 37.5% in the prior year. The gross margin was affected by increased cost for raw materials and costs relating to operating the factories with a reduced and interrupted supply of materials, partially offset by a price increase at the beginning of the year. The Company was required to close the Conway, Arkansas factory for more than one week in February due to severe weather and increased utility bills related to the same severe weather.

Selling, general and administrative expenses for the nine months ended October 31, 2021 increased compared to the same period last year but decreased as a percentage of sales. The increase in selling, general and administrative expenses was attributable to increased variable freight and installation expenses.

Interest expense decreased by $338,000 for the nine months ended October 31, 2021 compared to the same period last year. The Company has borrowed less money to finance seasonal working capital during the year.

For the nine months ended October 31, 2021 and 2020, the effective tax rates were 22.2% and 6.6%, respectively. Effective tax rates for the nine months ended October 31, 2021 and 2020 were primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Liquidity and Capital Resources
In years not impacted by COVID, approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, the current year impact of COVID has moderated the summer peak deliveries, and the Company has operated with reduced levels of inventory when measured by unit quantity. This has reduced the need for seasonal borrowing under our line of credit.

Accounts receivable increased by $7,947,000 at October 31, 2021 compared to the same date in the prior year. In the prior year the majority of third quarter sales were in August and had been collected by quarter end. In the current third quarter, October was the largest month of sales revenue, and the October shipments increased receivables at October 31, 2021. Inventory increased by $3,611,000 at October 31, 2021 compared to the prior year. The decrease in units was more than offset by the increase in dollars due to the increased material cost of the inventory. The net reduction in working capital enabled the Company to reduce its borrowing under its revolving line of credit with PNC Bank as of October 31, 2021. Outstanding debt at October 31, 2021 includes an equipment loan from PNC in the amount of $278,000 and a seller financed mortgage on a manufacturing facility in Conway, Arkansas.

Interest expense for the nine months ended October 31, 2021 is less than the same period last year due to lower average outstanding borrowings under the Company's revolving line of credit with PNC Bank.

Accrual basis capital expenditures for the nine months ended October 31, 2021 was $2,552,000 compared to $1,768,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 by covenant.

On September 28, 2021, the Company and Virco Inc., its wholly-owned subsidiary (the “Borrowers”), entered into an Amended and Restated Revolving Credit and Security Agreement (the “Restated Credit Agreement”) with PNC Bank, which amended and restated the prior Revolving Credit and Security Agreement, dated as of December 22, 2011, between the Borrowers and PNC Bank. The material terms of the Restated Credit Agreement are substantially the same as those of the prior agreement. The Restated Credit Agreement permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $3,000,000 during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Restated Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers. In connection with the Restated Credit Agreement, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000. The maturity date of the Restated Credit Agreement is March 19, 2023.

As a result of severe supply chain disruptions and labor shortages, the Borrowers were not in compliance with the fixed-charge coverage ratio requirement under the Restated Credit Agreement as of October 31, 2021. On December 7, 2021, the Company successfully negotiated and entered into Amendment No. 1 to the Restated Credit Agreement (“Amendment No. 1”) with PNC Bank. Amendment No. 1 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter. In connection with Amendment No. 1, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months as long as no unanticipated supply chain or COVID related events occur.

Off Balance Sheet Arrangements
None.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, especially steel, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2021 under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our third quarter of fiscal 2022 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2021. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On December 7, 2021, the Company and Virco Inc., a wholly owned subsidiary of the Company, entered into Amendment No. 1 to the Amended and Restated Credit and Security Agreement and Limited Waiver (“Amendment No. 1”) with PNC Bank. Amendment No. 1 provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter. In connection with Amendment No. 1, the Company also agreed to pay to PNC Bank a non-refundable fee of $50,000.

The foregoing description of Amendment No. 1 is qualified in its entirety by Amendment No. 1, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q and is incorporated by reference herein.None.

Item 6. Exhibits

Exhibit Number	Document
10.2
Amendment No. 1 to Amended and Restated Credit and Security Agreement and Limited Waiver, dated December 7, 2021, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent.

10.1
Amended and Restated Revolving Credit and Security Agreement dated September 28, 2021 by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as the lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021)

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

VIRCO MFG. CORPORATION
Date: December 13, 2021	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)