Form 10-K
period 2022-01-31
VIRCO MFG CORPORATION
filed 2022-04-28
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 30, 2021 (the last business day of the registrant’s second fiscal quarter in 2021), was approximately $43 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ.
As of April 25, 2022, there were 16,102,023 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: the ongoing impact of the COVID-19 pandemic on the economy, school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to control costs and inventory levels; supply chain issues and the availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; transportation costs; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.

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
Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, Ph.D.®, I.Q®, Virtuoso®, Classic Series™, Martest® 21, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT®, Parameter®, Sage™, Analogy™ and Civitas™. Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2023, 2022, and 2021 relate to the fiscal year ending January 31, 2023, and fiscal years ended January 31, 2022, and 2021, respectively.

Item 1. Business
Introduction
Designing, producing and distributing high-value furniture for a diverse family of customers is a 72-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. Additionally, Virco has worked with accomplished designers - such as Peter Glass, Richard Holbrook, and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the wide-ranging Plateau and Text Series; and the new Topaz Series.

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

New Products and Markets

Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We've worked with accomplished designers - such as Peter Glass and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. In addition to new product programs, our domestic factories allow the Company to respond to custom requests or modifications to existing product offerings made by our customers. Often these custom requests are incorporated into our product offering for all customers. Over the past three years, Virco has continued to leverage our most popular classroom products while also launching a substantial number of new products, including the products discussed below.

For the fiscal year ended January 31, 2020 (“fiscal 2020”), Virco continued to refine and enhance our product lines to further address the needs of today’s modern classrooms. We extended our line of 5000 Series stand-up height activity tables broadening the selection for this option popular in flexible classrooms. To address the needs of lower elementary classrooms, adjustable-height low legs were introduced for the 5000 series activity tables as well. Providing color choices is also important to our customers. As such, we added additional colors to our edge banding offerings for our various table lines. Because mobility is essential in dynamic classrooms, we introduced our Tetra Series Student desk with casters. Keeping up with technology, we updated our power and data ports to better accommodate modern devices. Looking beyond our K-12 market, the Virco Tilt-Top Training Table provides a simple and effective solution to setting up and storing multi-use tables.

The fiscal year ended January 31, 2021 ("fiscal 2021") was unique due to the unprecedented circumstances of the global COVID-19 pandemic. With many schools across the country completely shut down and others selectively opening under strict guidelines for safety and physical distancing, we saw a shift away from collaborative classroom furniture. More traditional single-student desks and chair desk combo units began to replace tables and collaborative set-ups to allow for physical distance in the classroom environment. While we did release several new products to address customer demand, such as both a ZUMA Series® and Plateau Series® slide-shaped student desk, a ZUMA Series adjustable-height lab stool and adjustable-height low legs for our TEXT Series student desk, this was not the year to introduce an extensive line of new products. Rather, we focused on meeting current customer needs by utilizing our existing product offerings that are well-suited to best help schools bring back students for in person learning. These included 785 Series open front desks, ZUMA Series student desks as well as the 9400 Series and 3400 Series combo desks. Our product development pipeline also continued during this time in preparation for new product releases in the coming year.

The fiscal year ended January 31, 2022 ("fiscal 2022") gave Virco an opportunity to return to launching product updates and new products, while also continuing to provide physically distanced furniture solutions where needed. The Plateau Series Table collection was expanded with more popular shapes and additional leg options including stand-up, low legs, and casters to broaden height ranges and mobility. Continuing focus on our tables, Virco released the Butcher Block Series, a new line of STEAM tables featuring durable and versatile hard maple tops. To further support healthy movement and flexible classrooms, we introduced a stand-up height version of our popular MoleculeTM Series student desk; and the Room to Move® Series Sit-to-

Stand Workstations which adjust up and down with a simple lever. Designed by Peter Glass and Bob Mills with teachers in mind, Virco’s new Topaz SeriesTM combines sleek design with intelligent functionality to support modern learning environments. The collection offers a teacher desk and accessory table, classroom cart, mobile bookcases, mobile storage, and two new sit-to-stand workstations ideal for both teachers and students. We also continued to add to Virco’s robust color program with the introduction of four new soft plastic colors: Celery, Peach, Mustard and Avocado.

As of January 31, 2022, the Company employed approximately 815 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas.

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

Finally, management continues to hone Virco's ability to finance, manufacture and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022 the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2021, approximately 52% of the Company's total sales were delivered in June, July, and August. The Company anticipates that the traditional seasonal peak will return when COVID-19 and supply chain disruptions normalize. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

COMPUTER FURNITURE - The TEXT® and Tetra Series table collections described in the preceding paragraph provides an array of computer furniture choices for learning or business environments; Virco's Flip-Top Technology tables and HWT (Hinged Wire Trough) Technology tables also deliver popular computer furniture solutions. Future Access® computer tables come with an integral wire management panel and all rectangular models have a smooth post-formed front and rear edge. Like our Future Access models, 8700 Series computer tables can be equipped with Virco's functional computing accessories, such as keyboard mouse trays, CPU holders and support columns for optional elevated shelves. To address the demand for collaborative solutions in a computer lab environment, Virco added the Quarter Round 8700 Series Computer Table that allows multiple tables to be grouped together while maintaining a technology-based environment. The 5700 Series features the thick profile leg of the 5000 Series with integrated technology for a modern look. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications. Virco offers Instructor Media Stations and Towers that include several options for media storage and presentation.

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract Series now includes an optional bookrack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, Agile Combo models and Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. For teachers, principals and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators.

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

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. Virco offers customized, space-efficient workstations by Interior Concepts™ for technology and language labs, media centers, computer classrooms, reception areas and offices. Interior Concepts is one of the many vendors with which the Company partners to effectively position Virco as the preferred one-stop furniture and equipment source for K-12 schools. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2022.

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

Customers

Virco's major customers include educational institutions, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2022 and January 31, 2021.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2022, the cost of commodities was extremely volatile and unfavorably impacted the results of operations. The cost of steel nearly tripled and the cost of plastic doubled. Other material costs increased, but not as severely. In fiscal 2021, the cost of commodities was relatively stable. Subsequent to fiscal year end 2022, the Company is anticipating that the global sanctions on Russia may severely impact plastic and fuel related costs and has already affected the cost and availability of nickel, a required material for chrome plating.

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

The supply chain for components from China is typically interrupted for a short period of time each year during the Chinese New Year in January or February. As this is in a seasonally slow period of the Company’s business cycle and is predictable, it has not created supply chain disruptions. In fiscal 2022 the Company has experienced supply chain disruption caused primarily by availability of freight from China to the United States. During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. While we currently don’t believe there to be a material supply chain disruption, our suppliers in China may experience material disruptions in the future, whether due to COVID-19 or otherwise. In addition, our domestic suppliers of components, services and consumables used in the manufacturing process have been disrupted due to COVID-19 and may continue to be disrupted, which could result in a slowdown of our manufacturing processes and result in increased costs to us.

With respect to the Company's annual pricing contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company may not have the ability to increase prices on orders received prior to any announced price increases in commodities. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters of its fiscal year. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.

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

The Company sells to thousands of customers, and, as such no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2022. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: Approximately 60% to 70% of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 69% of sales in fiscal 2022 and 67% of sales in fiscal 2021. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two-year extensions at the sole discretion of the purchasing organization extending through 2026 if both options are exercised. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

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

Seasonality

The educational sales market is extremely seasonal. Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022 the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2021, approximately 52% of the Company's total sales were delivered in June, July, and August. The Company anticipates that the traditional seasonal peak will return when COVID-19 and supply chain disruptions normalize. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.

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

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artco-Bell, KI Inc., Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Moore Co., Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sell furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

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

Backlog

Sales order backlog at January 31, 2022, totaled approximately $40.8 million and approximated 16 weeks of sales, compared to $20.9 million at January 31, 2021. Substantially all of the backlog will ship during the fiscal year ending January 31, 2023.

Patents and Trademarks

In the last 15 years, the United States Patent and Trademark Office (“USPTO”) has issued to Virco more than 50 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.

Virco has a number of other design and utility patents in the United States and other countries that provide protection for Virco's intellectual property as well. These patents expire over the next one to 18 years. Virco maintains an active program to protect its investment in technology and patents by monitoring and enforcing its intellectual property rights. While Virco's patents are an important element of its success, Virco's business as a whole is not believed to be materially dependent on any one patent. See “Item 1A. Risk Factors: An inability to protect our intellectual property could have a significant impact on our business.”

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 72 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital

As of January 31, 2022, Virco and its subsidiaries employed approximately 815 full-time employees across our facilities. Of this number, approximately 645 are involved in manufacturing and distribution, approximately 110 in sales and marketing and approximately 60 in administration. Our employees are not unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May, June, and July, with smaller numbers immediately preceding and following these months. For fiscal 2022 the Company utilized fewer temporary workers in response to the COVID-19 pandemic.

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
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. The Company adopted a number of measures in response to the COVID-19 pandemic. Since fiscal 2021 our sales force has been working remotely and as a general matter only physically called on school sites when specifically invited by the district. The Company is considered to be an essential manufacturer under the California public health order issued in March 2020, and with the exception of a two brief closures of our Torrance operations that occurred during fiscal 2021, all facilities in California and Arkansas operated during fiscal years 2021 and 2022.

Environmental Compliance

Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. In addition to these awards and commendations, Virco's ZUMA® and ZUMAfrd™ product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Substances Control Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See "Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental requirements and other legal requirements." Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

Financial Information About Industry Segment and Geographic Areas

Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last two fiscal years, see the Company's consolidated financial statements.

During fiscal 2022, Virco derived approximately 3.6% of its revenues from customers located outside of the United States (primarily Canada).

During fiscal 2021, Virco derived approximately 4.5% of its revenues from customers located outside of the United States (primarily Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2022 and 2021, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2022, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2022	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	89	1990
Douglas A. Virtue (2)	President	63	2014
Robert E. Dose (3)	Senior Vice President - Chief Financial Officer, Secretary and Treasurer	65	1995
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 65 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 36 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 1995; has been employed by the Company for 31 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Secretary and Treasurer.
None of the Company’s executive officers have written employment contracts.

Available Information

Virco files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Stockholders may read and copy this information at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Stockholders may also obtain copies of this information by mail from the Public Reference Room at the address set forth above, at prescribed rates.

The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers such as Virco that file electronically with the SEC. The address of that website is www.sec.gov.

In addition, Virco makes available to its stockholders, free of charge through its Internet website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to, Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), as soon as reasonably practicable after Virco electronically files such material with, or furnishes it to, the SEC. The address of that site is www.virco.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on, or accessible through, our website.

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

RISKS RELATED TO COVID-19

The COVID-19 pandemic has adversely affected and may continue to adversely affect our operations and financial performance.

The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19, including mandatory quarantines and other suspensions of non-essential business operations, caused significant disruptions in our product sales and marketing, manufacturing and distribution operations, and supply chains during fiscal 2021 and 2022, and this impact is anticipated to continue into fiscal 2023. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. During the 2020-2021 academic year many school districts and private schools successfully re-introduced in-class or hybrid learning, but the majority of students in the United States were learning remotely during the Company’s fiscal year ended January 31, 2021. As a result, demand for school furniture declined during the Company’s fiscal 2021, and the Company reduced its production levels. During fiscal 2022 most school districts returned to on site learning and orders and production returned to more normal levels. While the disruption to demand for our products from the COVID-19 pandemic is currently expected to be temporary, there remains a great deal of uncertainty around the severity and duration of the pandemic, as well as the long-term structural effects of the pandemic on in-person learning in the United States.

In addition, the COVID-19 pandemic has materially adversely impacted the U.S. economy and the education system and is expected to continue to do so. The education system and education budgets are typically highly dependent on state and local tax revenues. The severity of the pandemic may adversely impact state and local tax revenues in the future and result in changes in spending priorities for state and local governments, which may have a material adverse effect on future school budgets. The loss of state and local revenues may be substantially or partially offset by federal programs providing assistance to state governments, local governments and schools, although there can be no assurance that any federal funds could be used for capital expenditures or that the level of federal funding, if any, will be sufficient to maintain our historic order rates for school furniture.

The Company has also experienced material disruption in its supply chain related to COVID 19 pandemic, which is expected to continue. Although we own and operate our own domestic manufacturing facilities, we purchase components used in the fabrication and assembly of furniture from a variety of overseas locations, primarily from China, and certain components from domestic suppliers. These suppliers have experienced ongoing manufacturing and shipping disruptions due to the COVID-19 pandemic. These disruptions have increased our costs and negatively impacted the timing and reliability of deliveries to us of these components. If we are not able to respond to and effectively manage disruptions in the supply chain for components, our business, financial condition and results of operations could be adversely affected.

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

We depend on a global network of outside suppliers for raw materials and components, who may be unable to meet our volume and quality requirements on a timely basis, and we may be unable to obtain alternative sources.

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from a global network of third-party suppliers. Materials comprised our single largest total cost. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, including the current economic disruption caused by COVID-19 and global supply chain disruptions, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to tariffs, fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions.

In fiscal 2022, the cost of raw materials and components, including steel and plastic, was extremely volatile and unfavorably impacted our results of operations. In addition, the current conflict in Ukraine and global sanctions recently placed on Russia have increased the cost and negatively impacted the availability of fuel, plastic and nickel, a required material for chrome plating used in our steel furniture.

Any failure to obtain raw materials and components on a timely basis, or any significant delays or interruptions in the supply of raw materials, could prevent us from being able to manufacture and deliver products ordered by our customers in a timely fashion and increase our cost of obtaining raw materials and components in excess of our ability to pass along such costs to customers, any of which could have a negative impact on our reputation, sales and profitability.

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

The Company imports component parts from international sources (primarily China). During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. Ongoing disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts on a cost effective basis to support sales, particularly in the busy summer season, which could have an adverse effect on our sales and profitability. There can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise.

The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding, and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 69% of Virco's sales in fiscal 2022 and 67% of Virco's sales in fiscal 2021 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

In addition, this contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated increased flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company has limited ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we will likely not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. Significant cost increases in providing either the services or products during a given contract period could therefore lower our profit margins.

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

Our credit facility with PNC, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, limits dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for periodic financial covenants, which currently include a minimum EBITDA or minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operational and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

Under our credit facility, substantially all of our accounts receivable is automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and all of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should it fail to meet such covenants, the Agent and Lender under our credit facility will agree to waivers or amendments with respect thereto. If we breach any of our financial covenants without receiving a corresponding waiver or amendment, the Agent and Lender may accelerate our credit facility and impose default interest and other fees, any of which could have a material adverse effect on our financial condition and results of operations.

INDUSTRY AND ECONOMIC RISKS

Increases in basic commodity, raw material and component costs could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, public health issues such as the current COVID-19 pandemic (or other future pandemics), labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material and component costs remain high or escalate further, and we are unable to pass along a portion of the higher costs to our customers.

In fiscal 2022 the Company incurred material increases in commodity costs and shortages in commodity availability that were material and adversely impacted the results of operations. Total material costs for fiscal 2023, as a percentage of sales, could be higher than in fiscal 2022. The Company has increased list prices for its products in fiscal 2023 in an effort to recover anticipated increases in material costs.

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

We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. Our current credit facility with PNC Bank was originally scheduled to mature on March 19, 2023. Subsequent to fiscal 2022, the Company extended the final maturity date of the credit line with PNC Bank to April 2027. At various times during the COVID-19 pandemic, we were in non-compliance with certain financial covenants under our credit facility with PNC Bank, and in each case, we received a waiver of such violations from PNC Bank. In addition, on an annual basis, we prepare a lender-approved forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Uncertainty in the credit markets may negatively impact our ability to obtain approval of our annual forecast, make changes in our forecast or renew our credit facility upon its maturity in 2027 on favorable terms or at all. If we are unable to access or renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, or we are in violation of our financial covenants in the future and do not receive a waiver, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.

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

Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors. In addition, provisions in our certificate of incorporation require the affirmative vote of the holders of at least 75% of our outstanding shares for any business combination with a shareholder who beneficially holds, directly or indirectly, 5% or more of our outstanding stock, except where such transaction is approved by the Board of Directors of the Company prior to the acquisition of the 5% ownership position.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation (VIRC) stock is traded. As of April 22, 2022, there were approximately 160 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,260 beneficial stockholders.
Dividend Policy
At present, we do not intend to pay cash dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors, taking into account the Company’s earnings and liquidity, among other factors. In addition, our Amended and Restated Credit Agreement with PNC Bank limits our ability to pay cash dividends to $3,000,000 in the aggregate during any fiscal year, provided that no default or event or default shall have occurred or be continuing under the Credit Agreement or result from any such dividend. In addition, under the Credit Agreement we must demonstrate pro forma compliance with a fixed charge coverage ratio of not less than 1.20:1.00 for the most recent twelve month period ending as of the fiscal quarter immediately preceding the date of such dividend.
Stock Repurchases

The Company did not repurchase any shares of its stock during 2022 and 2021.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19 Pandemic

The COVID-19 pandemic had an immediate impact on the Company’s operating activities during fiscal 2021, and this impact continued through fiscal 2022. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. Most school districts in the United States kept campuses closed to students for the remainder of the 2019-2020 academic year, and district business officials typically operated from home offices. During the 2020-2021 academic year many school districts and private schools successfully re-introduced in-class or hybrid learning, but the majority of students in the United States were learning remotely during the Company’s fiscal year ended January 31, 2021. These mass closures impacted more than ten of the twelve months included in this fiscal year, including all of the traditionally busy summer season. The demand for school furniture was adversely impacted by COVID-19 in fiscal year 2021. School administrators were challenged by COVID-19, and purchases of furniture for empty classrooms were not a priority. As a result, order rates declined by approximately 20% compared to the prior year.

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

During the first quarter of fiscal 2022 many schools reopened and virtually all schools were reopened for the beginning of academic year beginning August 2021. The Company received a 26.7% increase in orders in the first quarter of fiscal 2022, substantially all for immediate delivery, to support the back-to-school endeavors. The strong rebound in order rates continued through fiscal 2022 as schools reopened. Order rates for fiscal year 2022 increased by nearly 40% compared to the prior year.

Going into fiscal 2022, the Company was cautious about building inventory and began the year with a reduced level of product. The Company was able to support the first quarter increase in orders as the first quarter is a traditionally slow time of the year. The Company experienced severe supply chain issues throughout the rest of the year. The cost and availability of container freight adversely impacted the cost and timely delivery of components imported from China. Domestic suppliers raised prices dramatically, with the cost of steel nearly tripling and the cost of plastic nearly doubling. In addition to increased costs, many domestic suppliers put the Company on allocation as they did not have the production capacity to service all of their customers.

When this occurs, the supplier allocates their available capacity to existing customers based upon the customers historic purchase activity.

In addition to severe shortages of materials, the Company incurred a severe shortfall of both temporary and full-time labor. This shortfall was exacerbated by COVID-19 related absences that caused as much as 15% of our workforce to be out at any time. In order to meet required levels of production, the Company made a decision to reward our full-time workforce by paying them double-time in lieu of time and one-half for all overtime hours worked. This successfully motivated our employees to work extended hours but cost the Company approximately $2 million. Inability to hire production workers continued through the year, and in October and November the Company significantly increased the starting wages for production workers followed by raises for all hourly workers. With these raises the Company was able to attract and retain additional workers, and as of the date of this report, the Company has an adequate workforce to support anticipated levels of business.

Factory efficiencies deteriorated as a result of these events. Rather than execute efficient production runs, factories ran smaller less efficient production runs to utilize whatever materials were available and to fulfill urgent orders. Customers were asked to substitute products requested for products for which materials were available. Labor shortages and absences contributed to the inefficiencies. The cost of materials, unavailability of materials, and labor issues adversely affected gross margins for the year.
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

Executive Overview of Operating Results

The market for school furniture is traditionally seasonal, with approximately 50% of annual sales occurring in the months of June, July, and August. The Company has traditionally met the seasonal needs with significant overtime and by hiring seasonal temporary labor. During fiscal 2021, the demand for school furniture declined primarily due to the COVID-19 pandemic disruption, and the Company reduced production levels. Because of the traditional dependence on temporary seasonal labor, the Company was able to reduce seasonal hiring to match production to demand. The Company did not sever any of its full-time employees during the pandemic. During fiscal 2022 order rates recovered, increasing by nearly 40% compared to fiscal 2021. The Company was unable to hire adequate new permanent workers or temporary labor to meet the traditional summer delivery needs.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for the education market. The Company markets and sells direct to the schools and provides project management and logistics. The Company primarily sells to schools FOB destination, with more than 75% of sales delivered FOB classroom destination.

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

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 72 years and over this time developed products to address a variety classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of product requested by educators. In fiscal 2021, although total sales were lower than last year, we experienced an increase in the demand for individual desks. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The educational sales market is extremely seasonal. Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022 the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered slightly less than 40% of sales during June, July, and August. In fiscal 2021, approximately 52% of the Company's total sales were delivered in June, July, and August. The Company anticipates that the traditional seasonal peak will return when COVID and supply chain disruptions normalize.

During periods of traditional seasonality, average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.

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

We believe that a significant majority, approximately 80-85%, of a school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes. In response to these budgetary pressures, schools typically elect to retain teachers and spend less on repairs, maintenance and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products. Prior to COVID-19, there had been an improvement in state and local tax collections. The long-term impact of COVID-19 combined with potential federal relief is not clear at this time.

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

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood and energy. Because a majority of the Company's sales are generated under annual contracts in which the Company has limited ability to raise the price of its products during the term of the contract, if the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In fiscal 2022, the cost of commodities was extremely volatile and unfavorably impacted the results of operations. The cost of steel nearly tripled and the cost of plastic doubled. Other material costs increased, but not as severely. During fiscal 2021 commodities were reasonably stable.

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

During the year ending January 31, 2023 ("fiscal 2023"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to steel, plastic, and other raw materials, transportation and energy. The global pandemic related to COVID-19 and global sanctions are expected to continue to disrupt global and domestic supply chains.

While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are stable compared to the volatility of school budgets and the related level of furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will make quality education an ongoing priority for future government spending. The disruption related to COVID-19 school closures reinforced the need for learning in classroom settings. Third, many schools have responded to the budget strains by reducing their support infrastructure. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses and delivery of furniture into classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers previously shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to adapt to dynamic fluctuations in demand or provide custom colors or finishes during a narrow seasonal summer delivery window when they are reliant upon a supply chain extending to Asia or elsewhere. Meanwhile, Virco has continued to invest in automation at its domestic manufacturing facilities, adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers (both domestic and international). Domestic production facilitates our product development process, enabling the Company to more rapidly develop new products, release extensions of product families and offer customized variants of our product offering. Virco views its domestic factories as a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.
Critical Accounting Policies and Estimates
This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates. On an on-going basis, management evaluates such critical estimates, including those related to valuation of inventory and related excess and obsolescence reserves, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1, Business”, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:
Inventory Valuation: Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

Self-Insured Retention: For fiscal 2022 and 2021 the Company was self-insured for product liability losses up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, auto and general liability losses up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% for fiscal 2022 and 2021. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation losses were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2023 will be comparable to the retention levels for fiscal 2022.

Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the various plans using the following discount rates for the fiscal years ended January 31:

	2022	2021
Employee Plan	3.20%	2.75%
VIP Plan	3.20%	2.80%

Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.0% return on plan assets for 2022 and 6.0% for fiscal 2021. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.

Because the plans have been frozen for many years, there is no service cost related to the plans. In prior years, due to a large number of lump-sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred settlement costs in the second, third, and fourth quarters of fiscal 2022. The Company did not incur settlement costs in fiscal 2021.

Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $7.6 million and increase pension expense by approximately $801,000. A one percent decrease in return on Plan assets would increase pension expense by $210,000 and have no impact on retirement obligations. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.

Deferred Tax Assets and Liabilities: In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

The Company has identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets.

The amount of the deferred tax asset considered realizable could be adjusted if the Company’s actual results in the future generate taxable income that will allow the Company to utilize its deferred tax assets. The Company’s future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of our deferred tax assets could materially impact our results of operations.

Results of Operations (fiscal 2022 vs. 2021)
Financial Highlights

The Company incurred a pre-tax loss of ($3,728,000) on net sales of $184,828,000 for fiscal 2022, compared to pre-tax loss of ($2,976,000) on net sales of $152,795,000 in fiscal 2021. Pre-tax loss deteriorated by $752,000. Net loss per diluted share increased to a loss of ($0.95) for fiscal 2022, compared to a loss of ($0.14) per diluted share in the prior year. Cash flow used in operations was $401,000 in fiscal 2022, compared to cash provided by operations of $7,799,000 in fiscal 2021.

Net Sales

Virco's net sales increased by 21% in fiscal 2022 to $184,828,000 compared to $152,795,000 in fiscal 2021. The increase in net sales was primarily attributable to an increase in volume in addition to a 5% increase in list selling prices.

Virco’s order rates and sales volume have been severely impacted during the last two years by COVID-19, but the impact has been markedly different each year. In fiscal 2021, the Company incurred approximately a 20% reduction in sales orders and sales volume. This reduction was in large part due to the closure of schools throughout the nation. In fiscal year 2022 many schools reopened during the Company’s first quarter, and virtually all schools reopened by the beginning of the Company’s third quarter. During fiscal 2022 order rates increased by approximately 40% compared to the prior year. However, due to severe supply chain issues and labor shortages, we were not able to increase deliveries at the same rate and net sales increased by only 21%. The Company ended the fiscal year with an order backlog that was approximately $20 million higher than the prior year.

For fiscal 2023, the COVID-19 pandemic is continuing to create uncertainty as state and local government revenues may be adversely impacted. The potential government revenue shortfall may be offset significantly or in part by a variety of federal government programs. The Company increased selling prices under its largest contracts for orders received after January 1, 2022 to recover volatile and increasing commodity, energy, freight and labor costs. As we have throughout this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with an aggressive product development campaign. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. To increase or maintain market share during fiscal 2023, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year may continue to be impacted by the COVID-19 pandemic and global events. Demand for project business is anticipated to be stable compared to pre-COVID-19 levels. Short term transactional business increased in fiscal 2022 when schools re-opened and is anticipated to continue. The potential impact of Government stimulus programs and possible failures of competitors cannot be reasonably estimated as of the date of this report.

Cost of Sales

Cost of sales was 67.0% of net sales in fiscal 2022 and 64.1% of net sales in fiscal 2021. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in the cost and availability of raw materials. The Company incurred severe increases in the cost of steel, plastic, and ocean freight. Other costs increased but not as severely. In addition to increased costs the Company was unable to obtain desired quantities of many materials on a timely basis. Finally, the Company experienced labor shortages, both due to COVID-19 related absences and a lack of available temporary labor. The Company incurred material overtime expenses for its existing employees in effort to meet demand. At the beginning of the fourth quarter, the Company significantly increased the beginning wage rate for all hourly workers and gave meaningful raises to all other hourly workers. This adversely impacted margins in the fourth quarter as selling prices were not increased until January 1, 2022. Direct labor and manufacturing overhead expenses as a percentage of sales were comparable to the prior year, but the Company did not benefit from volume related efficiencies or yield a benefit from the price increase put in place at the beginning of the year. In fiscal 2021, the cost of commodities and labor was reasonably stable.

During fiscal 2023, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy and tariffs due to potential macroeconomic events, including global economic sanctions and the global pandemic caused by COVID-19. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2023. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses for fiscal 2022, increased by $7.1 million to $61,265,000 from $54,197,000 but decreased as a percentage of net sales by approximately 2.4% to 33.1% in fiscal 2022 from 35.5% in fiscal 2021. Service costs, including warehousing, freight and classroom delivery costs increased by $3,856,000 and decreased by 0.4% as a percentage of net sales. Selling costs increased by $2,365,000 and decreased as a percentage of sales by 0.9% compared to the prior year. Increased selling costs were attributable to increased variable expenses and because the sales force was able to return to traditional selling practices. G&A spending increased in terms of dollars but decreased as a percentage of net sales by 1.3%. Interest expense was $343,000 lower in fiscal 2022 compared to fiscal 2021 because of reduced levels of borrowing.

Provision for Income Taxes

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax asset.

During 2022 and 2021 the Company incurred operating losses. When combined with operating results from 2020 the Company has incurred a cumulative operating loss for the last three years. While the Company has taken significant measures to return to profitability, and order rates at the beginning of the year are favorable, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances of $11,412,000 are needed for federal and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. At January 31, 2022, the Company has net operating loss carryforwards of approximately $12,513,000 for U.S. federal, with no expirations, and $31,222,000 for state income tax purposes, expiring at various dates through January 31, 2041.

Cash Flow

The following table shows summary cash flows information for the years ended January 31, 2022 and 2021, respectively:

	Year ended January 31,
	2022	2021
	(In thousands)

Net cash (used in) provided by operating activities	$(401)	$7,799
Net cash used in investing activities	(2,371)	(2,135)
Net cash provided by (used in) financing activities	3,729	(6,412)
Net increase (decrease) in cash	957	(748)

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash used in operating activities was $(0.4) million for the year ended January 31, 2022, a decrease of $8.2 million compared to the prior year. The decrease was primarily due to the timing of sales. Due to the seasonal nature of our business, the Company traditionally has low levels of sales in the fourth quarter. In the current year the Company experienced severe supply chain issues which delayed shipping activity. Fourth quarter sales more than doubled compared to the prior year, driving an $8 million increase in accounts receivable and contributing to a $9 million increase in inventory at fiscal year-end. In addition, the Company incurred increased material costs, which increased the dollar value of inventory at fiscal year end.

Investing activities. Our investments primarily consist of investments in our factories and technology to support our business activities. Net investment activities were lower than typical for the years ended January 31, 2022 and January 31, 2021 due to reduced business activity related to the COVID pandemic. Capital expenditures have been financed using cash provided by operating activities and borrowings under our line of credit with PNC Bank. There were no material commitments for capital expenditures as of January 31, 2022.

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
Inflation and Future Change in Prices

We commit to annual contracts that determine selling prices for goods and services for periods of one year and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company may not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. In fiscal 2022 the cost of sales were volatile compared to prior years. The Company incurred material increases in steel, plastic and other materials.

For fiscal 2023, the Company anticipates continued volatility in costs, particularly with respect to imported components from China, freight from China, certain raw materials including steel, transportation, energy, and potential impacts of escalating labor costs. Anticipated adverse volatility for fiscal 2023 could be severe in light of global supply chain and economic sanctions, tariffs imposed or threatened on imported commodities and disruptions caused by COVID-19 upon our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee benefit costs. The Company has renewed health insurance contracts for its employees through December 2022, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation. Virco has aggressively addressed these costs by controlling headcount, freezing pension benefits and passing on a portion of increased medical costs to employees.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2023. Due to current economic conditions, the Company anticipates modestly increased price competition in fiscal 2023 and may not be able to raise prices in response to increased commodity costs without risk of losing market share. As a significant portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials and searching for new sources of purchased components and raw materials.
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

As part of Virco's efforts to address seasonality, financial performance and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2022 and 2021.

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
Line of Credit
As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011, the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (“Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). On September 28, 2021, the Borrowers entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with PNC that effectively incorporated all of the prior amendments to the Credit Agreement into an amended and restated form of agreement.
The Restated Credit Agreement provides the Borrowers with a secured revolving line of credit (“Revolving Credit Facility”) of up to $65,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Restated Credit Agreement provides an Equipment Line for purchases of equipment up to $2,000,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 for the period from December to July of each year minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The original termination date of the Restated Credit Agreement was March 19, 2023, which date was extended to April 15, 2027, at which point the principal amount outstanding under the Restated Credit Agreement and any accrued and unpaid interest is due and payable, subject to certain prepayment penalties upon earlier termination. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Restated Credit Agreement) or the Eurodollar Currency Rate (as defined in the Restated Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the adjusted EBITDA (as defined in the Restated Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Restated Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2022 was 5.0%.

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

The original Credit Agreement required the Company to maintain compliance with a minimum fixed charge coverage ratio. The Company was in compliance with all quarterly debt covenants for the fiscal year ended January 31, 2020. In July 2020, the Company violated the fixed charge covenant of 1.1 to 1.0, but an amendment waived the violation and amended the covenant for the quarter ended October 31, 2020 to 1.0 to 1.0. In October 2020, the Company violated the fixed charge covenant of 1.0 to 1.0, but an amendment waived the violation and amended the fixed charge covenant to allow for a COVID addback of up to $2.0 million for costs incurred through April 30, 2021.

After execution of the Restated Credit Agreement in September 2021, on December 7, 2021 the Company entered into Amendment No. 1 to the Restated Credit Agreement, which provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to a decline in the Company’s net income primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Credit Agreement, which implemented the following changes to the Restated Credit Agreement and Revolving Credit Facility:

i.extended the final maturity date of the Revolving Credit Facility from March 19, 2023 to April 15, 2027;

ii.increased the borrowing limit from $65,000,000 to $70,000,000 in July 2022 and August 2022, and increased the borrowing limit from $40,000,000 to $45,000,000 in October 2022;

iii.waived the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.00 for the period ending January 31, 2022;

iv.for the first and second quarters of fiscal 2023, implemented a temporary year-to-date adjusted EBITDA covenant in lieu of testing the fixed charge coverage ratio covenant as of such quarters, with quarterly testing of the fixed charge coverage ratio to resume for the third fiscal quarter and thereafter;

v.permits a sale and leaseback transaction of the Company’s property at 1655 Amity Road and release of the lender’s pledge on the property, with the net proceeds to be used for a proposed share repurchase;
vi.retired LIBOR pricing on the Revolving Credit Facility and replace with BSBY index, with pricing tiers and spreads to remain the same;

vii.extended the P-card, ACH Credit, and ACH debit facilities for an additional year beyond their current maturities; and

viii.Borrowers to pay a $250,000 extension fee and $75,000 waiver and amendment fee, with $200,000 due at closing and $125,000 due on the first anniversary of closing.

The Restated Credit Agreement contains a clean-down provision that requires the Company to reduce borrowings under the line of credit to less than $10,000,000 for a period of 30 consecutive days during the Company’s fourth fiscal quarter of each fiscal year. The clean-down provision allows the Company to maintain the minimum outstanding balance of $10,000,000 to be carried on an uninterrupted period extending beyond one year and ultimately due at the scheduled maturity. The Company believes that normal operating cash flow will continue to allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.

Events of default (subject to certain cure periods and other limitations) under the Restated Credit Agreement include, but are not limited to, (i) non-payment of principal, interest or other amounts due under the Restated Credit Agreement, (ii) the violation of terms, covenants, representations or warranties in the Restated Credit Agreement or related loan documents, (iii) any event of default under agreements governing certain indebtedness of the Borrowers and certain defaults by the Borrowers under other agreements that would materially adversely affect the Borrowers, (iv) certain events of bankruptcy, insolvency or liquidation involving the Borrowers, (v) judgments or judicial actions against the Borrowers in excess of $250,000, subject to certain conditions, (vi) the failure of the Company to comply with Pension Benefit Plans (as defined in the Restated Credit Agreement), (vii) the invalidity of loan documents pertaining to the Restated Credit Agreement, (viii) a change of control of the Borrowers and (ix) the interruption of operations of any of the Borrowers' manufacturing facilities for five consecutive days during the peak season or 15 consecutive days during any other time, subject to certain conditions.

Pursuant to the Restated Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Restated Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties therewithin, such as raw material costs and supply chain challenges.

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $20,449,000 was available for borrowing as of January 31, 2022.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of no more than $5,000,000 for fiscal 2023. Our Revolving Credit Facility with PNC Bank provides a line for equipment and covenants allow for anticipated capital expenditures for fiscal 2023.
Retirement Obligations
The Company provides retirement benefits to employees under two defined benefit retirement plans; the Employee Plan and the VIP Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank ("Trustee"). The other plan is non-qualified retirement plan. Benefits payable under the VIP Plan are secured by life insurance policies and marketable securities held in a rabbi trust. The Company obtains annual actuarial valuations for both retirement plans.

Because the plans have been frozen since 2003, there is no service cost related to the plans. In past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred settlement costs in the second, third, and fourth quarters of fiscal 2022. The Company did not incur settlement costs in fiscal 2021. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $654,000 in fiscal 2022 and $604,000 in fiscal 2021.

Contributions during fiscal 2023 will depend upon actual investment results and benefit payments but are anticipated to be approximately $615,000. At January 31, 2022, accumulated other comprehensive loss of approximately $6.0 million, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2022, a 1% reduction in investment return would have increased expense by approximately $210,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $7.6 million and increase pension expense by approximately $801,000.

Stockholders' Equity
Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company paid four quarterly cash dividends of $0.015 per share in 2018.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2022 reflects additional paid-in capital of approximately $120 million and accumulated deficit of approximately $67 million. Other than the losses incurred during 2004-2006, 2011-2014, 2018-2019, and 2021–2022, the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.
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

In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as Greenguard Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy furniture models and Textameter instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Control Substances Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental and other legal requirements.” Violations of, and liabilities under, environmental laws and regulations may increase our costs or require us to change our business practices.

Contingent Liabilities

In fiscal 2022 and 2021, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2022, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2022 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Under California Workers Compensation law, COVID-19 is subject to workers compensation unless the Company can prove that the employee contracted COVID-19 outside the workplace. As of January 31, 2022, the Company has incurred no significant workers compensation claims related to COVID-19. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
The Company did not enter into any material off-balance sheet arrangements during fiscal 2022, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2022.

New Accounting Pronouncements
See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2022 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation and subsidiaries (the "Company") as of January 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended January 31, 2022, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Valuation adjustments for slow-moving and obsolete inventories — Refer to Note 1 to the financial statements

Critical Audit Matter Description

Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of inventory over the estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on physical inspection of the product in connection with a physical inventory, review of slow-moving products and component stage, inventory category, historical and forecasted consumption and sales, and consideration of active marketing programs. As of January 31, 2022, the Company's inventories balance was $47,373,000.

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

•    We tested the reasonableness of management’s assumptions about forecasted consumption and sales by:
o Performing a retrospective review to assess management’s estimated percentages by comparing the prior year inventory to current year consumption and sales
o Discussing with management to identify active marketing programs and to determine whether any changes in the business would impact forecasted consumption and sales
o Corroborating the assumptions related to slow-moving products and component stage, inventory category and forecasted consumption and sales with individuals within the Company’s production team

/s/ Deloitte & Touche LLP

Los Angeles, California

April 28, 2022

We have served as the Company's auditor since 2018.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2022	2021
	(In thousands, except share and par value data)

Assets
Current assets
Cash	$1,359	$402
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2022 and 2021)	17,769	9,759
Other receivables	118	26
Income tax receivable	152	199
Inventories	47,373	38,270
Prepaid expenses and other current assets	2,076	2,311
Total current assets	68,847	50,967
Property, plant and equipment
Land	3,731	3,731
Land improvements	653	734
Buildings and building improvements	51,334	51,262
Machinery and equipment	113,315	112,098
Leasehold improvements	1,009	1,004
Total property, plant and equipment	170,042	168,829
Less accumulated depreciation and amortization	134,715	132,003
Net property, plant and equipment	35,327	36,826
Operating lease right-of-use assets	13,870	17,596
Deferred income tax assets, net	399	11,716
Other assets	8,002	7,931
Total assets	$126,445	$125,036
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2022	2021
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$19,785	$8,421
Accrued compensation and employee benefits	5,596	4,576
Current portion of long-term debt	340	887
Current portion operating lease liability	4,734	4,672
Other accrued liabilities	5,829	3,550
Total current liabilities	36,284	22,106
Non-current liabilities
Accrued self-insurance	965	935
Accrued retirement benefits	15,430	21,889
Income tax payable	71	65
Long-term debt, less current portion	14,173	9,553
Operating lease liability, less current portion	11,437	15,619
Other long-term liabilities	639	682
Total non-current liabilities	42,715	48,743
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,102,023 shares in 2022 and 15,918,642 shares in 2021	161	159
Additional paid-in capital	120,492	119,655
Accumulated deficit	(67,178)	(52,042)
Accumulated other comprehensive loss	(6,029)	(13,585)
Total stockholders’ equity	47,446	54,187
Total liabilities and stockholders’ equity	$126,445	$125,036
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2022	2021
	(In thousands, except per share data)

Net sales	$184,828	$152,795
Costs of goods sold	123,899	97,870
Gross profit	60,929	54,925
Selling, general and administrative expenses	61,265	54,197
Gain on sale of property, plant & equipment	—	(7)
Operating (loss) income	(336)	735
Pension expense	2,197	2,173
Interest expense, net	1,195	1,538
Loss before income taxes	(3,728)	(2,976)
Income tax expense (benefit)	11,408	(744)
Net loss	$(15,136)	$(2,232)

Net loss per common share:
Basic	$(0.95)	$(0.14)
Diluted	$(0.95)	$(0.14)
Weighted average shares outstanding:
Basic	15,954	15,759
Diluted	15,954	15,759

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Loss

	Years ended January 31,
	2022	2021
	(In thousands)

Net loss	$(15,136)	$(2,232)
Other comprehensive income
Pension adjustments (net of $0 tax expense in 2022 and $257 tax expense in 2021)	7,556	726
Comprehensive loss	$(7,580)	$(1,506)

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity

Balance at February 1, 2020	15,713,549	$157	$118,782	$(49,810)	$(14,311)	$54,818
Net loss	—			(2,232)	—	(2,232)
Pension adjustments, net of tax expense of $257	—	—	—	—	726	726
Shares vested	205,093	2	(139)	—	—	(137)
Stock compensation expense	—	—	1,012	—	—	1,012
Balance at January 31, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	(15,136)	—	(15,136)
Pension adjustments, net of tax expense of $0	—	—	—	—	7,556	7,556
Shares vested	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	1,013	—	—	1,013
Balance at January 31, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2022	2021
	(In thousands)
Operating activities
Net loss	$(15,136)	$(2,232)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,570	5,090
Amortization of debt issuance costs	116	—
Non-cash lease (income) expense	(395)	579
Provision for doubtful accounts	53	—
Gain on sale of property, plant and equipment	—	(7)
Deferred income taxes	11,316	(742)
Stock-based compensation	1,013	1,012
Defined benefit plan, recognized net loss due to settlements	298	—
Amortization of net actuarial loss for pension plans	1,476	1,831
Surrender of life insurance policies	(588)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(8,063)	2,003
Other receivables	(92)	31
Inventories	(9,103)	5,060
Income taxes	55	93
Prepaid expenses and other current assets	221	(234)
Accounts payable and accrued liabilities	13,858	(4,685)
Net cash (used in) provided by operating activities	(401)	7,799
Investing activities
Capital expenditures	(2,995)	(2,154)
Proceeds from sale of property, plant and equipment	—	82
Proceeds from life insurance	664	5
Investments in life insurance	(40)	(68)
Net cash used in investing activities	(2,371)	(2,135)
Financing activities
Proceeds from long-term debt	29,750	32,240
Repayment of long-term debt	(25,676)	(38,496)
Tax withholding payments on share-based compensation	(176)	(156)
Payment on deferred financing costs	(169)	—
Net cash provided by (used in) financing activities	3,729	(6,412)

Net increase (decrease) in cash	957	(748)
Cash at beginning of year	402	1,150
Cash at end of year	$1,359	$402

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$1,195	$1,538
Income tax	37	(309)
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2022
1. Summary of Business and Significant Accounting Policies
Business
Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production and distribution of quality furniture for the commercial and education markets. Over 72 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States.
The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. The educational sales market is extremely seasonal. Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022 the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences. The Company delivered a reduced proportion of sales during June, July, and August compared to the traditional seasonal concentration of sales. The Company anticipates that the traditional seasonal peak will return when COVID and supply chain disruptions normalize. Shipments during peak weeks in July and August can be as great as six times the level of shipments in the winter months.
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

As a result of the COVID-19 pandemic and its ongoing impact in the future may cause demand for our products to decline and competitive pricing pressures to increase, and other unforeseen effects, which makes these estimates more challenging and actual results could differ materially from these estimates. In fiscal 2022 the cost of sales were volatile compared to prior years. The Company incurred material increases in steel, plastic and other materials.

Effects of COVID-19 Pandemic

The COVID-19 pandemic had an immediate impact on the Company’s operating activities during fiscal 2021, and this impact continued through fiscal 2022. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. Most school districts in the United States kept campuses closed to students for the remainder of the 2019-2020 academic year, and district business officials typically operated from home offices. During the 2020-2021 academic year many school districts and private schools successfully re-introduced in-class or hybrid learning, but the majority of students in the United States were learning remotely during the Company’s fiscal year ended January 31, 2021. These mass closures impacted more than ten of the twelve months included in this fiscal year, including all of the traditionally busy summer season. The demand for school furniture was adversely impacted by COVID-19 in fiscal year 2021. School administrators were challenged by COVID-19, and purchases of furniture for empty classrooms were not a priority. As a result, order rates declined by approximately 20% compared to the prior year.

During the first quarter of fiscal 2022 many schools reopened and virtually all schools were reopened for the beginning of academic year beginning August 2021. The strong rebound in order rates continued through fiscal 2022 as schools reopened. Order rates for fiscal year 2022 increased by nearly 40% compared to the prior year.

Going into fiscal 2022, the Company was cautious about building inventory and began the year with a reduced level of product. The Company was able to support the first quarter increase in orders as the first quarter is a traditionally slow time of the year. The Company experienced severe supply chain issues throughout the rest of the year. The cost and availability of container freight adversely impacted the cost and timely delivery of components imported from China. Domestic suppliers raised prices dramatically, with the cost of steel nearly tripling and the cost of plastic nearly doubling. In addition to increased costs, many domestic suppliers put the Company on allocation as they did not have the production capacity to service all of their customers. When this occurs, the supplier allocates their available capacity to existing customers based upon the customers historic purchase activity.

In addition to severe shortages of materials, the Company incurred a severe shortfall of both temporary and full-time labor. This shortfall was exacerbated by COVID-19 related absences that caused significant portions of our workforce to be out at any time. In order to meet required levels of production, the Company made a decision to reward our full-time workforce by paying them double-time in lieu of time and one-half for all overtime hours worked. This successfully motivated our employees to work extended hours but cost the Company approximately $2 million. Inability to hire production workers continued through the year, and in October and November the Company significantly increased the starting wages for production workers followed by raises for all hourly workers. With these raises the Company was able to attract and retain additional workers, and as of the date of this report, the Company has an adequate workforce to support anticipated levels of business.

Factory efficiencies deteriorated as a result of these events. Rather than execute efficient production runs, factories ran smaller less efficient production runs to utilize whatever materials were available and to fulfill urgent orders. Customers were asked to substitute products requested for products for which materials were available. Labor shortages and absences contributed to the inefficiencies. The cost of materials, unavailability of materials, and labor issues adversely affected gross margins for the year.
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

Fiscal Year End
Fiscal years 2022 and 2021 refer to the fiscal years ended January 31, 2022 and 2021, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer accounted for more than 10% of the Company's accounts receivable at January 31, 2022 and January 31, 2021. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2022 and January 31, 2021. Foreign net sales were approximately 3.6% and 4.5% of the Company’s net sales for fiscal years 2022 and 2021, respectively.

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
Inventories
Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for education furniture is traditionally driven by value, not style, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. Due to reductions in sales volume in the past years, the Company's manufacturing facilities are operating at reduced levels of capacity. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.
The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31, 2022 and 2021:

	January 31,
	2022	2021

Finished goods	$16,731	$15,606
Work in Process	14,732	11,907
Raw materials	15,910	10,757
Inventories, net	$47,373	$38,270

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
The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $1,959,000 and $1,727,000 for fiscal years ended January 31, 2022 and 2021, respectively. Property, plant and equipment purchased during the year that remains unpaid as of January 31, 2022 and 2021 was $189,000 and $113,000, respectively.
The Company has established asset retirement obligations related to leased manufacturing facilities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 410, Asset Retirement and Environmental Obligations. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $198,000 and $192,000 at January 31, 2022 and 2021, respectively.

	January 31,
	2022	2021

Balance at beginning of period	$192,000	$186,000
Decrease in obligation	—	—
Accretion expense	6,000	6,000
Balance at end of period	$198,000	$192,000
Impairment of Long-Lived Assets
An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2022 and 2021.
Net Loss per Share
Net loss per share is calculated by dividing net loss by the basic weighted-average number of common shares outstanding. For fiscal years 2022 and 2021, approximately 96,000 and 52,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss. The following table sets forth the computation of basic and diluted loss per share:

	January 31,
	2022	2021
	(In thousands, except per share)
Numerator
Net loss	$(15,136)	$(2,232)
Denominator
Weighted-average shares — basic	15,954	15,759
Dilutive effect of common stock equivalents from equity incentive plans	—	—
Weighted-average shares	$15,954	$15,759
Net loss per common share
Basic	$(0.95)	$(0.14)
Diluted	(0.95)	(0.14)
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
Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2022 and 2021, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2022 and 2021.
Advertising Costs
Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs for the years ended January 31, 2022 and 2021 of $785,000 and $468,000, respectively, and are expensed as incurred. The increase in advertising expenses during fiscal year 2022 was attributable to higher participation in shows and exhibitions as compared to fiscal 2021. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2022 and 2021, were $296,000 and $341,000, respectively.
Product Warranty Expense
The Company provides a product warranty on most products. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historical data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $600,000 and $700,000 as of January 31, 2022 and 2021, respectively, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve was $250,000 and $300,000 as of January 31, 2022 and 2021, respectively; and included in other accrued liabilities in the accompanying consolidated balance sheets.
Self-Insurance
In fiscal 2022 and 2021, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and auto liability losses up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in both fiscal 2022 and fiscal 2021.
Stock-Based Compensation Plans
The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.
Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends affected the equity section of the balance sheet. When the Company recorded a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration was reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2022 reflects additional paid-in capital of approximately $120 million and accumulated deficit of approximately $67 million. Other than the losses incurred during 2004-2006, 2011-2014, 2018-2019, 2021 and 2022, the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.

Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands) for the years ended January 31, 2022 and 2021:

	January 31,
	2022	2021

Balance as of beginning of year	$(13,585)	$(14,311)

Other comprehensive income (loss) before reclassifications	5,782	(1,105)
Amounts reclassified from AOCI	1,774	1,831
Net current period other comprehensive income	7,556	726

Balance as of end of year	$(6,029)	$(13,585)

The reclassifications out of accumulated other comprehensive loss of $1,774,000 and $1,831,000 for the years ended January 31, 2022 and 2021, respectively, related to amortization of actuarial losses and settlements (See Note 4).

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
Delivery Costs

For the fiscal years ended January 31, 2022 and 2021, shipping and classroom delivery costs of approximately $18,758,000, and $15,090,000, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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

2. New Accounting Pronouncements
Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by the recently issued ASU 2019-10, will be for the fiscal year beginning after December 15, 2022 and interim periods therein. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

Other recently issued accounting updates are not expected to have a material impact on the Company’s consolidated financial statements.

3. Debt
Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2022	2021

Revolving credit line	$9,551	$4,590
Other	4,962	5,850
Total debt	14,513	10,440
Less current portion	340	887
Non-current portion	$14,173	$9,553

The Company and Virco Inc., its wholly-owned subsidiary (the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011. On September 28, 2021, the Borrowers entered into an Amended and Restated Revolving Credit and Security Agreement (the “Restated Credit Agreement”) with PNC Bank, which amended and restated the prior Credit Agreement and effectively incorporated all of the prior amendments into an amended and restated form of agreement.

The Restated Credit Agreement permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $3,000,000 during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Restated Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers. In connection with the Restated Credit Agreement, the Company also agreed to pay to

PNC Bank a non-refundable fee of $50,000. The original maturity date of the Restated Credit Agreement was March 19, 2023, which date was extended to April 15, 2027 under Amendment No. 2 to the Restated Credit Agreement discussed below.

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2,000,000. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures.

Prior to the changes under Amendment No. 2 discussed below, the Revolving Credit Facility bore interest, at the Borrowers’ option, at either the Alternate Base Rate (as defined in the Restated Credit Agreement) or the LIBOR Rate (as defined in the Restated Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for LIBOR Rate loans is a percentage within a range of 2.25% to 2.75%, and may be increased at the Lender’s option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Restated Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period, but at most every three months for LIBOR Rate loans. The interest rate as of January 31, 2022 was 5.0%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

On December 7, 2021 the Company entered into Amendment No. 1 to the Restated Credit Agreement, which provided a limited waiver of the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.10 to 1.00 for the four fiscal quarter periods ended October 31, 2021, and amended the fixed charge coverage ratio as follows: (i) 1.00 to 1.00 for each of the consecutive four fiscal quarter periods of Borrowers ending January 31, 2022 and April 30, 2022, and (ii) 1.10 to 1.00 for each consecutive four fiscal quarter periods of Borrowers ending thereafter.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to a decline in the Company’s net income primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which implemented the following changes to the Credit Agreement and Revolving Credit Facility:

i.extended the final maturity date of the Revolving Credit Facility from March 19, 2023 to April 15, 2027;

ii.increased the borrowing limit from $65,000,000 to $70,000,000 in July 2022 and August 2022, and increased the borrowing limit from $40,000,000 to $45,000,000 in October 2022;

iii.waived the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.00 for the period ended January 31, 2022;

iv.for the first and second quarters of fiscal 2023, implemented a temporary year-to-date adjusted EBITDA covenant in lieu of testing the fixed charge coverage ratio covenant as of such quarters, with quarterly testing of the fixed charge coverage ratio to resume for the third fiscal quarter and thereafter;

v.permits a sale and leaseback transaction of the Company’s property at 1655 Amity Road and release of the lender’s pledge on the property, with the net proceeds to be used for a proposed share repurchase;

vi.retired LIBOR pricing on the Revolving Credit Facility and replaced with BSBY index, with pricing tiers and spreads to remain the same;

vii.extended the P-card, ACH Credit, and ACH debit facilities for an additional year beyond their current maturities; and

viii.Borrowers to pay a $250,000 extension fee and $75,000 waiver and amendment fee, with $200,000 due at closing and $125,000 due on the first anniversary of closing.

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties therewithin, such as raw material costs and supply chain challenges.

In addition to the financial covenants, the Restated Credit Agreement provides for customary events of default, subject to certain cure periods and other limitations. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Restated Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Restated Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

During the fiscal year ended January 31, 2022 and 2021, the impact of COVID-19 on liquidity was to moderate the seasonal increase in accounts receivable and production of inventory for summer delivery. Seasonal increases in accounts receivable and inventory are traditionally financed through the Company’s line of credit with PNC Bank.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $20,449,000 was available for borrowing as of January 31, 2022.

The long-term debt repayments have been adjusted to reflect the terms of Amendment No. 2 and are approximately as follow as of January 31, 2022 (in thousands):

Year ending January 31,
2023	$340
2024	238
2025	248
2026	258
2027	269
Thereafter	13,160
Management believes that the carrying value of debt approximated fair value at January 31, 2022 and 2021, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.
4. Retirement Plans
Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2022 and 2021.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $3,457,000 and $3,430,000 at January 31, 2022 and 2021, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $8,762,000 and $8,845,000 at January 31, 2022 and 2021, respectively.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return, and plan settlements.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the

Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rate ranges for the Employee Plan and the VIP Plan 3.20% and 2.75% - 2.80% at January 31, 2022 and 2021, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the period ended January 31, 2022 or 2021.
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
The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 40%-50% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2022, approximately 11% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2022 and 2021, the amount of the plan assets invested in bond or short-term investment funds was 13% and 15%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.
It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $654,000 in fiscal 2022 and $604,000 in fiscal 2021. Contributions during fiscal 2023 will depend upon actual investment results and benefit payments but are anticipated to be approximately $615,000. At January 31, 2022, accumulated other comprehensive loss of approximately $6.0 million, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2022 and 2021:

	Combined Employee Retirement Plans
	1/31/2022	1/31/2021

Change in Benefit Obligation
Benefit obligation at beginning of year	$44,178	$43,292
Service cost	—	—
Interest cost	1,113	1,211
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	(2,373)	1,588
Plan settlement	—	—
Benefits paid	(2,332)	(1,913)
Benefit obligation at end of year	$40,586	$44,178
Change in Plan Assets
Fair value at beginning of year	$23,972	$23,654
Actual return on plan assets	4,099	1,591
Company contributions	690	640
Settlements	—	—
Benefits paid	(2,332)	(1,913)
Fair value at end of year	$26,429	$23,972
Funded Status
Unfunded status of the plans	$(14,157)	$(20,206)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(344)	$(364)
Non-current liabilities	(13,813)	(19,842)
Accrued benefit cost	$(14,157)	$(20,206)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	(14,157)	(20,206)
Accumulated other compensation loss	6,889	14,444
Net amount recognized	$(7,268)	$(5,762)
Items not yet Recognized as a Component of Net Periodic Pension Expense, included in AOCI
Unrecognized net actuarial loss	$6,889	$14,444
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$6,889	$14,444

	Combined Employee Retirement Plans
	1/31/2022	1/31/2021

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(5,782)	$849
Prior service cost	—	—
Amortization of loss	(1,774)	(1,831)
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive loss	$(7,556)	$(982)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss	536	1,771
	$536	$1,771
Supplemental Data
Projected benefit obligation	$40,586	$44,178
Accumulated benefit obligation	40,586	44,178
Fair value of plan assets	26,429	23,972
Components of Net Cost
Service cost	$—	$—
Interest cost	1,113	1,211
Expected return on plan assets	(690)	(869)
Amortization of transition amount	—	—
Recognized (gain) loss due to settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	1,774	1,831
Benefit cost	$2,197	$2,173
Estimated Future Benefit Payments
FYE 01-31-2023	$6,264
FYE 01-31-2024	3,012
FYE 01-31-2025	3,231
FYE 01-31-2026	2,649
FYE 01-31-2027	2,597
FYE 01-31-2028 to 2032	11,387
Total	$29,140
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	3.20%	2.75% - 2.80%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	2.75% - 2.80%	3.00% - 3.05%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2022 and 2021. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2022 and 2021 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2022	1/31/2021

Level 1 Measurement
Common Stock	14,094	10,323
Principal Money Market	523	458
PNC Govt Money Fund	204	271
Vanguard INTM Term Investment	394	410
Vanguard LT Investment	983	1,044
Ishares Russell 2000	1,457	1,724
Ishares Russell MID-CAP	1,958	1,890
Ishares Emerging Markets	1,091	1,191
Ishares MCSI RAFE	1,713	1,636
Ishares S&P Index	781	2,091
Vanguard INTM Term Treasury	404	410
Vanguard LT Treasury	1,036	1,047
Total Level 1 Investments	$24,638	$22,495

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $1,912,000 and $1,454,000 as of January 31, 2022 and 2021, respectively, and is not included in the table above. In relation to this investment, there is no unfunded commitments and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.
401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. Through December 31, 2001, the plan included an employee stock ownership component. The plan continues to include Virco stock as one of the investment options. At January 31, 2022 and 2021, the plan held 1,077,995 shares and 915,542 shares of the Company’s common stock, respectively. Effective January 1, 2020, the Company initiated an employer match. For the fiscal years ended January 31, 2022 and 2021, the compensation costs incurred for employer match was $867,000 and $774,000, respectively.
Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $1,800,000. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $1,380,000 and $1,895,000 at January 31, 2022 and 2021, respectively. Death benefits payable under the policies were approximately $2,967,000 and $3,917,000 at January 31, 2022 and 2021, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All assets securing this plan are held in the rabbi trust.
The following sets forth the Company's change in death benefits payable during the years ended January 31, 2022 and 2021:

	1/31/2022	1/31/2021

Liability beginning of year	$2,034,000	$1,986,000
Accretion expense	60,000	48,000
Death benefits paid	(478,000)	—
Liability end of year	$1,616,000	$2,034,000
5. Stock-Based Compensation
Stock Incentive Plans
The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2022, the Company granted 68,870 awards to non-employee directors, vested 140,295 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of January 31, 2022, there were approximately 628,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2022, the Company granted 0 restricted awards to non-employee directors and 0 units to its employees; vested 0 stock awards and 119,200 units according to their terms and forfeited 0 stock units under the 2011 Plan. As of January 31, 2022, there were approximately 12,892 shares available for future issuance under the 2011 Plan.

During fiscal year 2022, stock-based compensation expense related to restricted stock units and awards recognized in cost of goods sold and selling, general and administrative expenses was $219,000 and $794,000, respectively. During fiscal year 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $257,000 and $755,000, respectively.

Accounting for the Plans
A summary of the Company’s restricted stock unit awards activity, and related information for the following years ended January 31, is as follows:

	2022		2021
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price

Outstanding at beginning of year	611,495	$4.26	740,985	$4.54
Granted	68,870	3.63	94,695	2.64
Exercised	(259,495)	3.55	(224,185)	2.60
Forfeited	—	—	—	—
Outstanding at end of year	420,870	4.37	611,495	4.26
Weighted-average fair value of restricted stock units granted during the year		3.63		2.64
The aggregate fair value of restricted stock awards vested during fiscal years 2022 and 2021 was $921,207 and $582,881, respectively. The Company recognized compensation expense, net of forfeitures, for the restricted stock awards of $1,013,000 and $1,012,000 for fiscal 2022 and 2021, respectively. The Company records forfeitures as incurred.

The weighted-average grant-date fair value of restricted stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above. The weighted-average grant-date fair value of restricted stock awards granted in fiscal 2022 and 2021 was $3.63 per share and $2.64 per share, respectively.
As of January 31, 2022, there was $1.2 million of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.90 years.
To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2022 and 2021, the Company withheld 50,289 and 54,402 common shares, respectively, with a total value of approximately $176,000 and $156,000, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.
6. Income Taxes
The income tax benefit for the last two years is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, is as follows (in thousands):

	2022	2021

Statutory	$(782)	$(625)
State taxes (net of federal tax)	14	9
Change in valuation allowance	12,303	(119)
State rate adjustment	(197)	(104)
Change in unrecognized tax benefits	5	(4)
Stock Compensation	48	85
Expirations of attributes	55	16
Permanent differences	(31)	11
Return to provision	(7)	(13)
Income tax expense (benefit)	$11,408	$(744)
Significant components of the benefit for income taxes attributed to continuing operations are as follows for the years ended January 31, is as follows (in thousands):

	2022	2021

Current
Federal	$—	$—
State	92	(2)
	92	(2)
Deferred
Federal	(731)	(555)
State	(256)	(68)
	(987)	(623)
Change in valuation allowance	12,303	(119)
	11,316	(742)
Income tax expense (benefit)	$11,408	$(744)

Deferred tax assets and liabilities are comprised of the following as of January 31, respectively, as follows (in thousands):

	2022	2021

Deferred tax assets
Accrued vacation and sick leave	$943	$835
Retirement plans	3,930	5,657
Insurance reserves	300	293
Warranty	154	181
Net operating loss carryforwards	4,445	4,501
Right of use liabilities	4,159	5,237
Inventory	2,124	1,287
Business interest expense limitation	—	—
Other	361	324
	$16,416	$18,315
Deferred tax liabilities
Tax in excess of book depreciation	$(984)	$(924)
Right of use assets	(3,567)	(4,541)
Other	(54)	(70)
	$(4,605)	$(5,535)
Valuation allowance	(11,412)	(1,064)
Net long term deferred tax asset	$399	$11,716

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. During 2022 and 2021 the Company incurred operating losses and when combined with operating results from 2020, the Company has incurred a cumulative operating loss for the last three years. As a result, the Company has identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. While the Company has taken significant measures to return to profitability, and order rates at the beginning of the year are favorable, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances of $11,412,000 are needed for federal and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. At January 31, 2022, the Company has net operating loss carryforwards of approximately $12,513,000 for U.S. federal, with no expirations, and $31,222,000 for state income tax purposes, expiring at various dates through January 31, 2041. At January 31, 2021, the Company recorded a partial valuation allowance of $1,064,000 against its net deferred tax assets. The net change in the valuation allowance for the year ended January 31, 2022, was an increase of $10,348,000 and for the year ended January 31, 2021, was a decrease of $119,000.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31, respectively, as follows (in thousands):

	2022	2021

Balances as of February 1,	$54	$60
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(1)	(4)
Increases related to current year tax positions	10	8
Decreases related to lapsing of statute of limitations	(6)	(10)
Balance as of January 31,	$57	$54
At January 31, 2022, the Company’s unrecognized tax benefits associated with uncertain tax positions were $57,000, of which $45,000 if recognized, would favorably affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $13,000 at January 31, 2022, and $11,000 at January 31, 2021. The year ended January 31, 2017 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is currently under IRS examination for fiscal year ended January 31, 2016. The Company is not currently under state examinations.
The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2022, it is reasonably possible that unrecognized tax benefits will decrease by $6,000 within the next 12 months due to the expiration of the statute of limitations.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The Company has performed an analysis of the impact of the CARES Act and determined the impact is not significant.
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
The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through December 2025. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks, automobiles, and forklifts under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset ("ROU asset"), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Twelve-Months Ended
	1/31/2022	1/31/2021
	(in thousands)

Operating lease cost	$5,086	$5,742
Short-term lease cost	332	263
Sublease income	(40)	(40)
Variable lease cost	1,033	766
Total lease cost	$6,411	$6,731

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$5,482,000	$5,163,000
Right-of-use assets obtained in exchange for new lease liabilities	$599,000	$622,000
Weighted-average remaining lease term (years)	3.10	4.06
Weighted-average discount rate	6.40%	6.41%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2022, are as follows:

Operating Lease
Year ending January 31,
2023	$5,618
2024	5,473
2025	5,473
2026	1,382
2027	—
Thereafter	—
Remaining balance of lease payments	$17,946

Short-term lease liabilities	$4,734
Long-term lease liabilities	11,437
Total lease liabilities	$16,171

Difference between undiscounted cash flows and discounted cash flows	$1,775

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

The Company has a self-insured retention for product liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1,165,000 and $1,135,000 at January 31, 2022 and 2021, respectively, based upon the Company’s estimated payout period of five years using a 4.0% and 4.0% discount rate, respectively.
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

Year ending January 31,
2023	$200
2024	260
2025	260
2026	260
2027	255
Thereafter	—
Total	$1,235
Discount to net present value	(70)
$1,165
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

	2022	2021

Beginning balance	$700	$800
Provision for current year	370	380
Benefits from prior years	(340)	(325)
Costs incurred	(130)	(155)
Ending balance	$600	$700

10. Subsequent Events
As discussed in Note 3, the Company executed Amendment No. 2 to the Restated Credit Agreement.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2022.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2022 and 2021

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2022	$200	$—	$—	$200
January 31, 2021	$200	$—	$—	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2022	$1,135	$1,168	$1,138	$1,165
January 31, 2021	$1,700	$1,055	$1,620	$1,135

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

VIRCO MFG. CORPORATION

Date: April 28, 2022	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 28, 2022
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 28, 2022
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Secretary and Treasurer (Principal Financial Officer)	April 28, 2022
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 28, 2022
Bassey Yau

/s/ Alexander L. Cappello	Director	April 28, 2022
Alexander L. Cappello

/s/ Craig Levra	Director	April 28, 2022
Craig Levra

/s/ Don Rudkin	Director	April 28, 2022
Don Rudkin

/s/ Robert Lind	Director	April 28, 2022
Robert Lind

/s/ Kathy Virtue Young	Director	April 28, 2022
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 28, 2022
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2022

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

4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on April 28, 2021).

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

10.3
Amended and Restated Revolving Credit and Security Agreement, dated September 28, 2021, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 1, 2021).

10.3.1
Amendment No. 1 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated December 7, 2021, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 13, 2021).

10.3.2*
Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated April 15, 2022, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 21, 2022).

10.4†	Virco Mfg. Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.