Form 10-Q
period 2022-04-30
VIRCO MFG CORPORATION
filed 2022-06-10
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,102,023 shares as of June 2, 2022.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2022	1/31/2022	4/30/2021
	(In thousands)

Assets
Current assets
Cash	$539	$1,359	$556
Trade accounts receivables, net	13,326	17,769	14,334
Other receivables	85	118	39
Income tax receivable	135	152	85
Inventories	66,297	47,373	42,875
Prepaid expenses and other current assets	2,156	2,076	2,099
Total current assets	82,538	68,847	59,988
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	653	653	734
Buildings and building improvements	51,375	51,334	51,262
Machinery and equipment	113,901	113,315	111,779
Leasehold improvements	1,009	1,009	989
Total property, plant and equipment	170,669	170,042	168,495
Less accumulated depreciation and amortization	135,844	134,715	132,392
Net property, plant and equipment	34,825	35,327	36,103
Operating lease right-of-use assets	12,892	13,870	16,682
Deferred tax assets, net	769	399	12,879
Other assets, net	8,383	8,002	8,020
Total assets	$139,407	$126,445	$133,672

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2022	1/31/2022	4/30/2021
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$19,437	$19,785	$12,976
Accrued compensation and employee benefits	5,055	5,596	4,597
Current portion of long-term debt	18,905	340	2,990
Current portion operating lease liability	4,769	4,734	4,715
Other accrued liabilities	6,049	5,829	4,364
Total current liabilities	54,215	36,284	29,642
Non-current liabilities
Accrued self-insurance retention	1,533	965	1,530
Accrued pension expenses	15,332	15,430	21,520
Income tax payable	76	71	71
Long-term debt, less current portion	14,564	14,173	14,795
Operating lease liability, less current portion	10,297	11,437	14,573
Other long-term liabilities	640	639	683
Total non-current liabilities	42,442	42,715	53,172
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,102,023 shares at 4/30/2022 and 1/31/2022 and 15,918,642 at 4/30/2021	161	161	159
Additional paid-in capital	120,745	120,492	119,908
Accumulated deficit	(72,262)	(67,178)	(55,951)
Accumulated other comprehensive loss	(5,894)	(6,029)	(13,258)
Total stockholders’ equity	42,750	47,446	50,858
Total liabilities and stockholders’ equity	$139,407	$126,445	$133,672

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2022	4/30/2021
	(In thousands, except per share data)
Net sales	$32,084	$28,367
Costs of goods sold	22,377	20,679
Gross profit	9,707	7,688
Selling, general and administrative expenses	14,451	11,983
Operating loss	(4,744)	(4,295)
Pension expense	195	506
Interest expense	427	293
Loss before income taxes	(5,366)	(5,094)
Income tax benefits	(282)	(1,185)
Net loss	$(5,084)	$(3,909)

Net loss per common share:
Basic	$(0.32)	$(0.25)
Diluted	$(0.32)	$(0.25)
Weighted average shares of common stock outstanding:
Basic	16,033	15,824
Diluted	16,033	15,824

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended
	4/30/2022	4/30/2021
	(In thousands)

Net loss	$(5,084)	$(3,909)
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $116 at April 30, 2022 and 2021, respectively)	135	327
Net comprehensive loss	$(4,949)	$(3,582)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2022	4/30/2021
	(In thousands)
Operating activities
Net loss	$(5,084)	$(3,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,129	1,151
Non-cash lease expense	(126)	(90)
Provision for doubtful accounts	15	15
Amortization of debt issuance costs	43	—
Deferred income taxes	(370)	(1,279)
Stock-based compensation	253	253
Amortization of net actuarial loss for pension plans	135	443
Changes in operating assets and liabilities:
Trade accounts receivable	4,428	(4,590)
Other receivables	33	(13)
Inventories	(18,924)	(4,605)
Income taxes	22	120
Prepaid expenses and other current assets	(180)	124
Accounts payable and accrued liabilities	(340)	5,422
Net cash used in operating activities	(18,966)	(6,958)
Investing activities:
Capital expenditures	(609)	(233)
Net cash used in investing activities	(609)	(233)
Financing activities:
Borrowing from long-term debt	19,759	8,505
Repayment of long-term debt	(804)	(1,160)
Payment on deferred financing costs	(200)	—
Net cash provided by financing activities	18,755	7,345

Net (decrease) increase in cash	(820)	154
Cash at beginning of period	1,359	402
Cash at end of period	$539	$556

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net loss	—	—	—	(5,084)	—	(5,084)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	135	135
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at April 30, 2022	16,102,023	$161	$120,745	$(72,262)	$(5,894)	$42,750

	Three-Month Period Ended April 30, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	(3,909)	—	(3,909)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $116	—	—	—	—	327	327
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at April 30, 2021	15,918,642	$159	$119,908	$(55,951)	$(13,258)	$50,858

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2022
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The balance sheet at January 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. For the three months ended April 30, 2022, management believes that the traditional peak season has been and will continue to be impacted by economic conditions related to supply chain disruption and COVID 19. The Company is experiencing supply chain disruptions for raw materials. In addition, the Company's customers are experiencing supply chain disruption impacting the completion of new school construction and renovation.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance and environmental claims; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after April 30, 2022, including those resulting from the continuing impacts of the COVID-19 pandemic and supply chain disruption, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

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

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders.  Prices for our products are based on published price lists and customer agreements. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of sales are free on board ("FOB") destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Once a product has been delivered per the shipping terms, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon shipment or delivery in accordance with shipping terms because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

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

The following table presents a breakdown of the Company’s inventories as of April 30, 2022, January 31, 2022 and April 30, 2021:

	4/30/2022	1/31/2022	4/30/2021
	(in thousands)

Finished goods	$29,919	$16,731	$16,887
Work in process	21,719	14,732	14,630
Raw materials	14,659	15,910	11,358
Total inventories	$66,297	$47,373	$42,875

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
The quantitative information regarding our leases is as follows:

	Three-Months Ended
	4/30/2022	4/30/2021
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,327	$1,238
Short-term lease cost	97	96
Sublease income	(10)	(10)
Variable lease cost	253	530
Total lease cost	$1,667	$1,854

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$1,454	$1,328
Right-of-use assets obtained in exchange for new lease liabilities	$98	$165
Weighted-average remaining lease term (years)	2.9	3.8
Weighted-average discount rate	6.38%	6.40%

Minimum future lease payments for operating leases in effect as of April 30, 2022, are as follows:

Operating Lease
For the year ending January 31,	(in thousands)
2023	$4,194
2024	5,511
2025	5,508
2026	1,382
2027	—
Thereafter	—
Remaining balance of lease payments	$16,595

Short-term lease liabilities	$4,769
Long-term lease liabilities	10,297
Total lease liabilities	$15,066

Difference between undiscounted cash flows and discounted cash flows	$1,529

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2022	1/31/2022	4/30/2021
	(in thousands)
Revolving credit line	$28,674	$9,551	$12,157
Other	4,795	4,962	5,628
Total debt	33,469	14,513	17,785
Less current portion	18,905	340	2,990
Non-current portion	$14,564	$14,173	$14,795

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

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65,000,000 that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 from January through July of each year, minus undrawn amounts of letters of credit and reserves. The Restated

Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10,000,000 for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio and limits on capital expenditures.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which implemented the following changes to the Credit Agreement and Revolving Credit Facility:

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

iv.for the first and second quarters of fiscal year ending January 31, 2023, implemented a temporary year-to-date adjusted EBITDA covenant in lieu of testing the fixed charge coverage ratio covenant as of such quarters, with quarterly testing of the fixed charge coverage ratio to resume for the third fiscal quarter and thereafter;

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

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties there within, such as raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of April 30, 2022.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $11,699,000 was available for borrowing as of April 30, 2022. The interest rate as of April 30, 2022 was 5.25%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

Management believes that the carrying value of debt approximated fair value at April 30, 2022, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company incurred operating losses for fiscal years ended January 31, 2022 and 2021 and when combined with operating results from fiscal year ended January 31, 2020, the Company had incurred a cumulative operating loss for the last three fiscal years. As a result, the Company identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. While the Company has taken significant measures to return to profitability, and order rates at the beginning of the year are favorable, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances of $10,099,000, $11,412,000 and $996,000 as of April 30, 2022, January 31, 2022 and April 30, 2021, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized.

For the first quarter ended April 30, 2022 and 2021, the effective tax rates were 5.3% and 23.3%, respectively. The change in effective tax rates for the three months ended April 30, 2022 was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended April 30, 2022. Effective tax rate for the first quarter ended April 30, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

The January 31, 2017 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net loss per Share

	Three Months Ended
	4/30/2022	4/30/2021
	(In thousands, except per share data)

Net loss	$(5,084)	$(3,909)

Weighted average shares of common stock outstanding	16,033	15,824
Dilutive effect of common stock equivalents from equity incentive plans	—	—
Totals	16,033	15,824

Net loss per share - basic	$(0.32)	$(0.25)
Net loss per share - diluted (a)	$(0.32)	$(0.25)
(a) At April 30, 2022 and 2021, approximately 169,000 and 155,000 shares of common stock equivalents were excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the

2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2022, the Company granted 0 awards, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2022, there were approximately 608,435 shares available for future issuance under the 2019 Plan. The Board of Directors has approved an increase in the number of shares available for grant under the 2019 Plan from 1,000,000 to 2,000,000 shares, which increase is subject to approval of the Company’s stockholders at the upcoming 2022 Annual Meeting of Stockholders.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. The 2011 Plan expired in 2021 and no new awards may be made under the 2011 Plan, although existing awards will remain outstanding in accordance with their terms. There were no restricted stock awards granted or vested under the 2011 Plan during the three-month period ended April 30, 2022.

During the three months ended April 30, 2022 and 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $55,000 and $198,000, respectively.

As of April 30, 2022, there was $908,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 3 years.

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2022, benefit accruals under this plan were frozen since December 31, 2003.
The net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2022 and 2021 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended
	4/30/2022	4/30/2021
	(in thousands)
Service cost	$—	$—
Interest cost	298	281
Expected return on plan assets	(237)	(218)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	134	443
Benefit cost	$195	$506

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2022 and 2021, the plan held 1,165,985 shares and 970,632 shares of Virco stock, respectively. For the three months ended April 30, 2022 and 2021, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $330,000 and $184,000, respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2022 and 2021:

	Three Months Ended
	4/30/2022	4/30/2021
	(in thousands)
Beginning balance	$600	$700
Provision	34	43
Costs incurred	(34)	(43)
Ending balance	$600	$700

Note 13. Contingencies

The Company has a self-insured retention for product losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the self-insurance retention or deductible up to a limit of $30,000,000. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

Note 14. Delivery Costs
For the three months ended April 30, 2022 and 2021, shipping and classroom delivery costs of approximately $3,254,000 and $2,921,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-months ended April 30, 2022 and the comparable period ended April 30, 2021 have been significantly impacted by economic conditions driven by the COVID-19 pandemic, global supply chain disruptions and global conflict. The impact of COVID-19 has been quite different during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar cycle, approximately 4-6 weeks preceding the selling season.

During the three-month period ended April 30, 2021, the majority of our primary customers had either returned to full time classroom instruction or were planning for an imminent return. The Company received a large number of orders for immediate delivery in anticipation of the return to classroom instruction. For the three-month period ended April 30, 2022, management believes that the traditional seasonal cycle has returned. During the quarter ended April 30, 2022, the Company has experienced a 27.9% increase in orders, most of which are for summer of 2022 delivery. In addition, the Company started the quarter with an order backlog that was approximately $20 million greater than the prior year. This caused the Company’s backlog of unshipped orders at April 30, 2022 compared to April 30, 2021 to increase by nearly $36 million to $85.7 million compared to $49.7 million.

During the three-month period ended April 30, 2021 the Company incurred severe price increases in the cost of raw materials. By example the cost of steel, depending on type, increased by 50% to 100% during the quarter. In addition to increased costs the Company incurred shortages of domestically supplied materials including steel, plastic, resin, and wood. During the quarter ended April 30, 2021, the Company incurred labor shortages and had severe difficulty hiring both permanent and temporary labor. In comparison the quarter ended April 30, 2022 was characterized by continued high and increasing raw material costs, but did not incur the same severe spike in raw material costs incurred in the prior year. The Company raised factory wages by nearly $3 per hour in the fourth quarter of fiscal year ended January 31, 2022. This increased factory direct labor and overhead expenses, but allowed the Company to hire and retain adequate quantities of permanent and temporary labor. Production levels in the quarter ended April 30, 2022 increased by nearly 45% compared to the prior year. Increased levels of factory production and the related overhead absorption offset the effect of increased material and labor expenses.

Supply chain disruptions from international sources – primarily China – continue to adversely affect operations and the competitive landscape. In the quarter ended April 30, 2021 obtaining materials from China was adversely affected by sharply increased freight costs and by severe disruptions in ocean freight at domestic ports. In the current quarter ended April 30, 2022 the port congestion has improved moderately and ocean freight costs have not been as volatile as in the prior year, but China’s severe lockdowns of major cities due to COVID has adversely affected shipments from China to the United States. Because the Company has maintained its domestic factories, management believes that the Company will be less vulnerable to international supply chain disruption compared to competitors that source finished goods overseas, but the Company will still be affected by these international events.

Supply chain disruptions in the construction industry did not significantly impact the quarter ended April 30, 2022, but may impact the timing of sales during the summer. Virco does not deliver furniture to new schools until the customer has an occupancy certificate. Construction delays could have the effect of delaying sales from the second quarter to the third quarter of fiscal year ending January 31, 2023.

The Russian invasion of Ukraine in February 2022 has caused oil and energy prices to spike markedly, which has increased the cost of plastic and freight. Due to seasonally low first quarter sales activity the impact of freight was not severe, but management believes it may be during the summer delivery season. In addition, approximately two thirds of the pig iron used in domestic steel production comes from Russia and Ukraine. During the quarter ended April 30, 2022 steel prices remained high, but did not increase compared to the fourth quarter ended January 31, 2022. This may have an adverse impact on the availability and cost of steel later in this fiscal year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2022, the Company utilizes one nationwide contract to price a significant portion of our orders. This contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Due to the current volatile nature of commodity and energy prices in addition to general inflation, the Company has negotiated the ability to increase prices for orders received after July 1 of each contract year in addition to the January 1 price increase.

Three Months Ended April 30, 2022

For the three months ended April 30, 2022, the Company incurred a pre-tax loss of $5,366,000 on sales of $32,084,000 compared to a pre-tax loss of $5,094,000 on sales of $28,367,000 in the prior year.

Gross profit for the first quarter was 30.3% of sales compared to 27.1% in the prior year. In order to recover the increased cost of materials and labor incurred in the prior year, the Company raised prices for all orders received after January 1, 2022. The impact of the price increase did not fully impact the first quarter. The Company started this fiscal year with an order backlog of over $40 million and the majority of this order backlog was received prior to the price increase. These lower priced orders shipped in the first quarter ended April 30, 2022 adversely affecting the gross margin.

Because the price increase did not substantially impact the quarter, the Company did not fully recover the cost increases in material and labor costs. Raw material cost increased by more than 5% of sales. Direct labor increased slightly as a percentage of sales. These increases were more than offset by increased overhead absorption resulting from increased production levels. Order rates for the three months ended April 30, 2022 increased by nearly 28% compared to the prior year. These orders were primarily for summer 2022 delivery and did not ship during the first quarter ended April 30, 2022. In addition, the Company started the quarter with an order backlog that was approximately $20 million greater than the prior year. During the first quarter ended April 30, 2022 production levels increased by 45% in anticipation of substantially increased summer deliveries of furniture.

Selling, general and administrative expenses for the three months ended April 30, 2022 increased by approximately $2,468,000 compared to the same period last year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense and by increased selling expenses. In addition, the Company incurred increased legal expenses in the first quarter of 2022 to enforce its intellectual property rights against a competitor in the school furniture market and for outside legal counsel to advise a special committee of the Board of Directors formed in May 2021 and terminated in May 2022. The special committee was formed to review and advise the Board on an unsolicited acquisition proposal with the assistance of independent legal counsel and an independent financial advisor, which proposal was ultimately rejected as inadequate and not in the best interests of shareholders.

Interest expense increased by $134,000 for the three months ended April 30, 2022 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2022 to finance seasonal working capital in the first quarter and an increase in interest rate.

For the three months ended April 30, 2022 and 2021, the effective tax rates were 5.3% and 23.3%, respectively. The change in effective tax rates for the three months ended April 30, 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended April 30, 2022. Effective tax rate for the first quarter ended April 30, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Liquidity and Capital Resources
The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season.

Inventory increased by $23,422,000 at April 30, 2022 compared to April 30, 2021. Approximately 40% of the increase in inventory was valuation related to increased material and labor costs and the other 60% was due to increased quantity. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

Accrual basis capital expenditures for the three months ended April 30, 2022 were $627,000 compared to $428,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 by covenant.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Revolving Credit and Security Agreement with PNC Bank, which implemented certain changes to the Company’s credit facility with PNC Bank, including the extension of the final maturity date of the facility to April 15, 2027 and increasing the borrowing limit from $65,000,000 to $70,000,000 in July and August 2022, and from $40,000,000 to $45,000,000 in October 2022.

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties there within, such as raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of April 30, 2022. See Note 7 of Notes to Unaudited Consolidated Financial Statements under Item 1.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2022, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2022 under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and is therefore not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2022. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “Form 10-K”), which was filed with the SEC on April 28, 2022. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Document
10.1
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

VIRCO MFG. CORPORATION
Date: June 10, 2022	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)