Form 10-Q
period 2022-07-31
VIRCO MFG CORPORATION
filed 2022-09-13
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2022

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,210,985 shares as of September 4, 2022.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2022	1/31/2022	7/31/2021
	(In thousands)

Assets
Current assets
Cash	$2,179	$1,359	$641
Trade accounts receivables, net	44,286	17,769	34,400
Other receivables	95	118	51
Income tax receivable	111	152	124
Inventories	61,228	47,373	42,393
Prepaid expenses and other current assets	2,068	2,076	2,151
Total current assets	109,967	68,847	79,760
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	653	653	734
Buildings and building improvements	51,456	51,334	51,263
Machinery and equipment	115,029	113,315	112,544
Leasehold improvements	1,012	1,009	993
Total property, plant and equipment	171,881	170,042	169,265
Less accumulated depreciation and amortization	136,973	134,715	133,517
Net property, plant and equipment	34,908	35,327	35,748
Operating lease right-of-use assets	12,115	13,870	15,602
Deferred tax assets, net	488	399	10,840
Other assets, net	8,051	8,002	7,972
Total assets	$165,529	$126,445	$149,922

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2022	1/31/2022	7/31/2021
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$27,290	$19,785	$18,821
Accrued compensation and employee benefits	6,873	5,596	5,502
Current portion of long-term debt	22,736	340	5,526
Current portion operating lease liability	4,909	4,734	4,678
Other accrued liabilities	10,057	5,829	9,147
Total current liabilities	71,865	36,284	43,674
Non-current liabilities
Accrued self-insurance retention	1,436	965	1,374
Accrued pension expenses	15,238	15,430	19,000
Income tax payable	73	71	65
Long-term debt, less current portion	14,504	14,173	14,738
Operating lease liability, less current portion	9,241	11,437	13,429
Other long-term liabilities	667	639	685
Total non-current liabilities	41,159	42,715	49,291
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,210,985 shares at 7/31/2022 and 16,102,023 at 1/31/2022 and 7/31/2021	162	161	161
Additional paid-in capital	120,684	120,492	119,985
Accumulated deficit	(62,582)	(67,178)	(52,191)
Accumulated other comprehensive loss	(5,759)	(6,029)	(10,998)
Total stockholders’ equity	52,505	47,446	56,957
Total liabilities and stockholders’ equity	$165,529	$126,445	$149,922

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2022	7/31/2021
	(In thousands, except per share data)
Net sales	$82,797	$59,022
Costs of goods sold	50,952	36,703
Gross profit	31,845	22,319
Selling, general and administrative expenses	20,671	16,251
Operating income	11,174	6,068
Unrealized loss on investment in trust account	305	—
Pension expense	196	724
Interest expense	698	359
Income before income taxes	9,975	4,985
Income tax expense	295	1,225
Net income	$9,680	$3,760

Net income per common share:
Basic	$0.60	$0.24
Diluted	$0.60	$0.24
Weighted average shares of common stock outstanding:
Basic	16,108	15,920
Diluted	16,108	15,929

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Six months ended
	7/31/2022	7/31/2021
	(In thousands, except per share data)
Net sales	$114,881	$87,389
Costs of goods sold	73,329	57,382
Gross profit	41,552	30,007
Selling, general and administrative expenses	35,122	28,234
Operating income	6,430	1,773
Unrealized loss on investment in trust account	305	—
Pension expense	391	1,230
Interest expense	1,125	652
Income (loss) before income taxes	4,609	(109)
Income tax expense	13	40
Net income (loss)	$4,596	$(149)

Net income (loss) per common share:
Basic	$0.29	$(0.01)
Diluted	$0.29	$(0.01)
Weighted average shares of common stock outstanding:
Basic	16,071	15,872
Diluted	16,071	15,872

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31/2022	7/31/2021
	(In thousands)

Net income	$9,680	$3,760
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $803 at July 31, 2022 and 2021, respectively)	135	2,260
Net comprehensive income	$9,815	$6,020

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Six months ended
	7/31/2022	7/31/2021
	(In thousands)

Net income (loss)	$4,596	$(149)
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $919 at July 31, 2022 and 2021, respectively)	270	2,587
Net comprehensive income	$4,866	$2,438

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2022	7/31/2021
	(In thousands)
Operating activities
Net income (loss)	$4,596	$(149)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,259	2,289
Non-cash lease benefits	(265)	(192)
Provision for doubtful accounts	35	46
Amortization of debt issuance costs	69	—
Deferred income taxes	(89)	(42)
Stock-based compensation	406	506
Defined pension plan settlement	—	220
Amortization of net actuarial loss for pension plans	270	885
Non-cash unrealized loss on investment	305	—
Changes in operating assets and liabilities:
Trade accounts receivable	(26,552)	(24,687)
Other receivables	23	(25)
Inventories	(13,855)	(4,124)
Income taxes	43	75
Prepaid expenses and other current assets	(91)	9
Accounts payable and accrued liabilities	12,876	16,632
Net cash used in operating activities	(19,970)	(8,557)
Investing activities:
Capital expenditures	(1,524)	(963)
Purchases of marketable securities in trust accounts	(4,856)	—
Proceeds from sale of marketable securities in trust accounts	2,112	—
Proceeds for surrendering life insurance policies	2,744	110
Net cash used in investing activities	(1,524)	(853)
Financing activities:
Borrowing from long-term debt	28,352	14,865
Repayment of long-term debt	(5,625)	(5,040)
Payment on deferred financing costs	(200)	—
Tax withholding payments on share-based compensation	(213)	(176)
Net cash provided by financing activities	22,314	9,649

Net increase in cash	820	239
Cash at beginning of period	1,359	402
Cash at end of period	$2,179	$641

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2022	16,102,023	$161	$120,745	$(72,262)	$(5,894)	$42,750
Net income	—	—	—	9,680	—	9,680
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	135	135
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	153	—	—	153
Balance at July 31, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505

	Three-Month Period Ended July 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2021	15,918,642	$159	$119,908	$(55,951)	$(13,258)	$50,858
Net income	—	—	—	3,760	—	3,760
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $803	—	—	—	—	2,260	2,260
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	253	—	—	253
Balance at July 31, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957

	Six-Month Period Ended July 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net income	—	—	—	4,596	—	4,596
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	270	270
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	406	—	—	406
Balance at July 31, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505

	Six-Month Period Ended July 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	(149)	—	(149)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $919	—	—	—	—	2,587	2,587
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	506	—	—	506
Balance at July 31, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2022
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The balance sheet at January 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with a large balance of accounts receivable during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. For the three and six months ended July 31, 2022, management believes that the traditional peak season has been and will continue to be impacted by economic conditions related to supply chain disruption and COVID 19, although not as severely as in the prior year. The Company continues to experience supply chain disruptions for raw materials. In addition, the Company's customers are experiencing supply chain disruption impacting the completion of new school construction and renovation.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty and self-insurance; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after July 31, 2022, including those resulting from the continuing impacts of the COVID-19 pandemic and supply chain disruption, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

Note 3. New Accounting Pronouncements

Recently Issued Accounting Updates

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology for measuring and recognizing credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The adoption date, as modified by ASU 2019-10, will be for the fiscal year beginning after December 15, 2022 and interim periods therein. The Company is currently evaluating the effect the standard will have on the consolidated financial statements and related disclosures.

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

The following table presents a breakdown of the Company’s inventories as of July 31, 2022, January 31, 2022 and July 31, 2021:

	7/31/2022	1/31/2022	7/31/2021
	(in thousands)

Finished goods	$26,336	$16,731	$14,163
Work in process	19,138	14,732	14,061
Raw materials	15,754	15,910	14,169
Total inventories	$61,228	$47,373	$42,393

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
The quantitative information regarding our leases is as follows:

	Three Months Ended		Six Months Ended
	7/31/2022	7/31/2021	7/31/2022	7/31/2021
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,288	$1,283	$2,615	$2,520
Short-term lease cost	79	68	176	165
Sublease income	(10)	(10)	(20)	(20)
Variable lease cost	278	77	531	607
Total lease cost	$1,635	$1,418	$3,302	$3,272

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$2,880	$2,712
Right-of-use assets obtained in exchange for new lease liabilities			$398	$165
Weighted-average remaining lease term (years)			2.7	3.6
Weighted-average discount rate			6.38%	6.40%

Minimum future lease payments for operating leases in effect as of July 31, 2022, are as follows:

Operating Lease
For the year ending January 31,	(in thousands)
Remaining of 2023	$2,829
2024	5,617
2025	5,615
2026	1,401
2027	—
Thereafter	—
Remaining balance of lease payments	$15,462

Short-term lease liabilities	4,909
Long-term lease liabilities	9,241
Total lease liabilities	$14,150

Difference between undiscounted cash flows and discounted cash flows	$1,312

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	7/31/2022	1/31/2022	7/31/2021
	(in thousands)
Revolving credit line	$32,502	$9,551	$14,857
Other	4,738	4,962	5,407
Total debt	37,240	14,513	20,264
Less current portion	22,736	340	5,526
Non-current portion	$14,504	$14,173	$14,738

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

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties there within, such as raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of July 31, 2022.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $37,498,000 was available for borrowing as of July 31, 2022. The interest rate as of July 31, 2022 was 7.25%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

Management believes that the carrying value of debt approximated fair value at July 31, 2022, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company incurred operating losses for fiscal years ended January 31, 2022 and 2021 and when combined with operating results from fiscal year ended January 31, 2020, the Company had incurred a cumulative operating loss for the last three fiscal years. As a result, the Company identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. While the Company has taken significant measures to return to profitability, and order rates at the beginning of the year are favorable, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances of $9,241,000, $11,412,000 and $1,144,000 as of July 31, 2022, January 31, 2022 and July 31, 2021, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

The Company has taken significant measures to return to profitability, order rates for the first six months of the year were favorable, and the second quarter and year-to-date results are showing significant improvement compared to the prior year. Despite these improvements the Company is still operating at a cumulative twelve quarter operating loss at July 31, 2022. If the current favorable trends in operating income continue through the balance of the year, the Company will utilize a material portion of the net operating losses and will re-evaluate the balance of the valuation allowance on a quarterly basis.

For the three months ended July 31, 2022 and 2021, the effective income tax rates were 3.0% and 24.6%, respectively. For the six months ended July 31, 2022 and 2021, the effective income tax rates were 0.3% and (36.7)%, respectively. The change in effective tax rates for the three and six months ended July 31, 2022, was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended July 31, 2022. The effective tax rate for the three and six months ended July 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

The January 31, 2017 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination. The Company is currently under IRS examination for its fiscal year ended January 31, 2016 Federal tax return.

Note 9. Net Income (loss) per Share

	Three Months Ended		Six Months Ended
	7/31/2022	7/31/2021	7/31/2022	7/31/2021
	(In thousands, except per share data)

Net income (loss)	$9,680	$3,760	$4,596	$(149)

Weighted average shares of common stock outstanding	16,108	15,920	16,071	15,872
Dilutive effect of common stock equivalents from equity incentive plans	—	9	—	—
Totals	16,108	15,929	16,071	15,872

Net income (loss) per share - basic	$0.60	$0.24	$0.29	$(0.01)
Net income (loss) per share - diluted (a)	$0.60	$0.24	$0.29	$(0.01)
(a) For periods ended July 31, 2022, there were 0 dilutive shares of common stock equivalent included in the computation of net income per share. For the six-month period ended July 31, 2021, approximately 1,500 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of up to 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the six-month period ended July 31, 2022, the Company granted 0 awards, vested 114,470 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2022, there were approximately 608,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company was originally allowed to grant an aggregate of up to 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. The 2011 Plan expired in 2021 and no new awards may be made under the 2011 Plan. During the six-month period ended July 31, 2022, the Company vested 119,200 shares according to their terms and forfeited 0 shares under the 2011 Plan.

During the three months ended July 31, 2022, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $37,000 and $116,000, respectively. During the three months ended July 31, 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $55,000 and $198,000, respectively.

During the six months ended July 31, 2022, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $92,000 and $314,000, respectively. During the six months ended July 31, 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $110,000 and $396,000, respectively.

As of July 31, 2022, there was $755,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 2 years.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and six months ended July 31, 2022 and 2021 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Six Months Ended
	7/31/2022	7/31/2021	7/31/2022	7/31/2021
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	299	280	597	561
Expected return on plan assets	(237)	(218)	(474)	(436)
Plan settlement	—	220	—	220
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	134	442	268	885
Benefit cost	$196	$724	$391	$1,230

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2022 and 2021, the plan held 1,221,095 shares and 991,899 shares of Virco stock, respectively. For the three months ended July 31, 2022 and 2021, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $322,000 and $207,000 respectively. For the six months ended July 31, 2022 and 2021, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $652,000 and $391,000 respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	7/31/2022	7/31/2021	7/31/2022	7/31/2021
	(in thousands)
Beginning balance	$600	$700	$600	$700
Provision	116	13	150	56
Costs incurred	(66)	(13)	(100)	(56)
Ending balance	$650	$700	$650	$700

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

Note 14. Delivery Costs
For the three months ended July 31, 2022 and 2021, shipping and classroom delivery costs of approximately $7,129,000 and $5,112,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
For the six months ended July 31, 2022 and 2021, shipping and classroom delivery costs of approximately $10,383,000 and $8,033,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-month and six-month periods ended July 31, 2022 and the comparable periods ended July 31, 2021 have been significantly impacted by economic conditions driven by the COVID-19 pandemic, global supply chain disruptions and global conflict. The impact of COVID-19 has been quite different during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar cycle, approximately 4-6 weeks preceding the selling season.

During the three-month and six-month periods ended July 31, 2021, the majority of our primary customers had either returned to full time classroom instruction or were planning for an imminent return. During this period, the Company received a large number of orders for immediate delivery in anticipation of the return to classroom instruction. Due to shortages of labor and raw materials, the Company was not able to deliver the ordered furniture during the traditional three months seasonal window in 2021, and both production and shipping activity extended through the fourth quarter ended January 31, 2022.

For the three-month and six-month periods ended July 31, 2022, management believes that the traditional seasonal cycle and the Company’s ability to service that seasonal cycle has substantially returned to normal. During the quarter ended April 30, 2022, the Company has experienced a 27.9% increase in orders, most of which were for summer of 2022 delivery. During the quarter ended July 31, 2022 the Company experienced a 4.1% increase in orders. Year to date the Company experienced a 14.3% increase in orders. In addition, the Company started the current fiscal year with an order backlog that was approximately $20 million greater than the prior year. This caused the Company’s backlog of unshipped orders when entering the traditional seasonal period at April 30, 2022 compared to April 30, 2021 to increase by nearly $36 million to $85.7 million compared to $49.7 million.

During the three-month and six-month periods ended July 31, 2021, the Company incurred severe price increases in the cost of raw materials. By example the cost of steel, depending on type, increased by 50% to 100% during the quarter. In addition to increased costs, the Company incurred shortages of domestically supplied materials including steel, plastic, resin, and wood. These cost increases continued through the end of the fiscal year ended January 31, 2022. During the three-month and six-month periods ended July 31, 2021, the Company incurred labor shortages and had severe difficulty hiring both permanent and temporary labor. The Company paid significant amounts of double-time wages to both factory and warehouse employees, which adversely affected financial results. In comparison, the three-month and six-month periods ended July 31, 2022 were characterized by continued high and moderately increasing raw material costs, but did not incur the same severe spike in raw material costs incurred in the prior year. The Company raised factory wages by nearly $3 per hour in the fourth quarter of fiscal year ended January 31, 2022. This increased factory direct labor and overhead expenses, but allowed the Company to hire and retain adequate quantities of permanent and temporary labor. Production levels for the six months ended July 31, 2022 increased by nearly 30% compared to the prior year. Increased levels of factory production and the related overhead absorption partially offset the effect of increased labor expenses.

Supply chain disruptions from international sources – primarily China – continue to adversely affect operations and the competitive landscape. In the six-month period ended July 31, 2021, obtaining materials from China was adversely affected by sharply increased freight costs and by severe disruptions in ocean freight at domestic ports. The Company experienced supply chain disruptions from domestic suppliers in addition to imported components. In the current six-month period ended July 31, 2022 the port congestion has improved moderately and ocean freight costs have not been as volatile as in the prior year, but China’s severe lockdowns of major cities due to COVID has adversely affected shipments from China to the United States. Because the Company has maintained its domestic factories, management believes that the Company will be less vulnerable to international supply chain disruption compared to competitors that source finished goods overseas, but the Company will still be affected by these international events.

Virco does not deliver furniture to new schools until the customer has an occupancy certificate. Supply chain disruptions in the construction industry which may delay the completion of new schools did not significantly impact sales volume during the quarter ended July 31, 2022, but may impact the timing of sales during the balance of the summer

The Russian invasion of Ukraine in February 2022 has caused oil and energy prices to spike, which can increase the cost of plastic and freight. The Company incurred increased freight rates, but because the Company increased selling prices at the beginning of the year, freight costs as a percentage of sales have been stable. In addition, approximately two thirds of the pig iron used in domestic steel production comes from Russia and Ukraine. During the quarter ended July 31, 2022 steel prices declined slightly, but remain high in comparison to the beginning of 2021.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2022, the Company utilizes one nationwide contract to price a significant portion of our orders. This contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Due to the current volatile nature of commodity and energy prices in addition to general inflation, the Company has negotiated the ability to increase prices for orders received after July 1 of each contract year in addition to the January 1 price increase. There is typically several months' time lag between raising prices on orders and realizing the increase in sales revenue. Sales for the first quarter ended April 30, 2022 consisted substantially of orders received prior to the January 1, 2022 price increase. Sales for the second quarter ended July 31, 2022 and third quarter ending October 31, 2022 will substantially consist of orders received prior to the July 1, 2022 price increase.

Three Months Ended July 31, 2022

For the three months ended July 31, 2022, the Company earned pre-tax income of $9,975,000 on sales of $82,797,000 compared to a pre-tax income of $4,985,000 on sales of $59,022,000 in the prior year.

Sales increased by approximately $23,775,000 or 40.3%, compared to the same period in 2021. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after January 1, and by the Company’s ability to service the traditional seasonal cycle.

Gross margin for the second quarter ended July 31, 2022 was 38.5% of sales compared to 37.8% in the prior year. In order to recover the increased cost of materials and labor incurred in the prior year, the Company raised prices for all orders received after January 1, 2022. The impact of the price increase did not fully affect sales for the first quarter, but was substantially realized for sales during the second quarter ended July 31, 2022.

Selling, general and administrative expenses for the three months ended July 31, 2022 increased by approximately $4,420,000 compared to the same period last year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense and by increased variable selling expenses. In addition, the Company incurred increased legal expenses in the second quarter ended July 31, 2022 to enforce its intellectual property rights against a competitor in the school furniture market.

Interest expense increased by $339,000 for the three months ended July 31, 2022 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2022 to finance seasonal working capital and an increase in interest rate.

For the three months ended July 31, 2022 and 2021, the effective income tax rates were 3.0% and 24.6%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended July 31, 2022. Effective tax rate for the second quarter ended July 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Six Months Ended July 31, 2022

For the six-month period ended July 31, 2022 the Company earned a pre-tax profit of $4,609,000 on sales of $114,881,000 compared to a pre-tax loss of $109,000 on sales of $87,389,000 in the prior year. Sales increased by approximately $27,492,000 or 31.5%. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after January 1, and by the Company’s ability to service the traditional seasonal cycle.

Gross Margin for the first six months of fiscal 2023 was 36.2% of sales compared to 34.3% in the prior year. The margin was affected by a price increase at the beginning of fiscal 2023, offset in part by increased costs for raw materials and labor expenses.

Selling, general and administrative expenses for the six months ended July 31, 2022 increased compared to the same period last year but decreased as a percentage of sales. The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses, variable selling expenses, and by legal expenses to enforce its intellectual property rights against a competitor in the school furniture market.

Interest expense increased by $473,000 for the six months ended July 31, 2022 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2022 to finance seasonal working capital and an increase in interest rate.

For the six months ended July 31, 2022 and 2021, the effective income tax rates were 0.3% and (36.7)%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended July 31, 2022. Effective tax rate for the second quarter ended July 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, in during the fiscal year ended January 31, 2022 the Company experienced severe supply chain disruptions and labor availability and delivered orders later in the year. In the current quarter ended July 31, 2022 the Company continued to experience supply chain challenges, but not to the same degree as in the prior year. The Company believes that traditional seasonal sales cycle has returned for the quarter ended July 31, 2022 and will continue through the third quarter ending October 31, 2022.

Inventory increased by $18,835,000 at July 31, 2022 compared to July 31, 2021. Approximately 30% of the increase in inventory was valuation related to increased material and labor costs and the other 70% was due to increased quantity. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

Accrual basis capital expenditures for the six months ended July 31, 2022 were $1,839,000 compared to $1,210,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 per year by covenant.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Revolving Credit and Security Agreement with PNC Bank, which implemented certain changes to the Company’s credit facility with PNC Bank, including the extension of the final maturity date of the facility to April 15, 2027 and increase in the borrowing limit from $65,000,000 to $70,000,000 in July and August 2022, and from $40,000,000 to $45,000,000 in October 2022. See Note 7. Debt of Notes to Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under Amendment No. 2, although risks and uncertainties remain, such as changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of July 31, 2022.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2022, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2022. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: September 13, 2022	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)