Form 10-Q
period 2022-10-31
VIRCO MFG CORPORATION
filed 2022-12-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2022

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,210,985 shares as of December 4, 2022.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2022	1/31/2022	10/31/2021
	(In thousands)

Assets
Current assets
Cash	$2,175	$1,359	$1,742
Trade accounts receivables, net	28,028	17,769	24,824
Other receivables	102	118	60
Income tax receivable	106	152	108
Inventories	57,465	47,373	40,483
Prepaid expenses and other current assets	1,671	2,076	1,839
Total current assets	89,547	68,847	69,056
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	686	653	734
Buildings and building improvements	51,459	51,334	51,308
Machinery and equipment	114,762	113,315	113,816
Leasehold improvements	1,012	1,009	1,017
Total property, plant and equipment	171,650	170,042	170,606
Less accumulated depreciation and amortization	136,998	134,715	134,659
Net property, plant and equipment	34,652	35,327	35,947
Operating lease right-of-use assets	11,116	13,870	14,685
Deferred tax assets, net	160	399	10,364
Other assets, net	8,245	8,002	8,034
Total assets	$143,720	$126,445	$138,086

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2022	1/31/2022	10/31/2021
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$18,926	$19,785	$15,786
Accrued compensation and employee benefits	9,084	5,596	5,547
Current portion of long-term debt	2,457	340	504
Current portion operating lease liability	4,985	4,734	4,686
Other accrued liabilities	7,767	5,829	6,983
Total current liabilities	43,219	36,284	33,506
Non-current liabilities
Accrued self-insurance retention	1,454	965	1,121
Accrued pension expenses	11,776	15,430	18,654
Income tax payable	77	71	68
Long-term debt, less current portion	14,444	14,173	12,547
Operating lease liability, less current portion	8,028	11,437	12,402
Other long-term liabilities	694	639	687
Total non-current liabilities	36,473	42,715	45,479
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,210,985 shares at 10/31/2022 and 16,102,023 at 1/31/2022 and 10/31/2021	162	161	161
Additional paid-in capital	120,787	120,492	120,238
Accumulated deficit	(54,707)	(67,178)	(50,866)
Accumulated other comprehensive loss	(2,214)	(6,029)	(10,432)
Total stockholders’ equity	64,028	47,446	59,101
Total liabilities and stockholders’ equity	$143,720	$126,445	$138,086

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2022	10/31/2021
	(In thousands, except per share data)
Net sales	$77,395	$57,331
Costs of goods sold	46,618	37,032
Gross profit	30,777	20,299
Selling, general and administrative expenses	21,977	17,782
Operating income	8,800	2,517
Unrealized gain on investment in trust account	(220)	—
Pension expense	259	570
Interest expense	567	327
Income before income taxes	8,194	1,620
Income tax expense	319	295
Net income	$7,875	$1,325

Net income per common share:
Basic	$0.49	$0.08
Diluted	$0.48	$0.08
Weighted average shares of common stock outstanding:
Basic	16,211	16,033
Diluted	16,249	16,082

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2022	10/31/2021
	(In thousands, except per share data)
Net sales	$192,276	$144,720
Costs of goods sold	119,947	94,414
Gross profit	72,329	50,306
Selling, general and administrative expenses	57,099	46,016
Operating income	15,230	4,290
Unrealized loss on investment in trust account	85	—
Pension expense	650	1,800
Interest expense	1,692	979
Income before income taxes	12,803	1,511
Income tax expense	332	335
Net income	$12,471	$1,176

Net income per common share:
Basic	$0.77	$0.07
Diluted	$0.77	$0.07
Weighted average shares of common stock outstanding:
Basic	16,118	15,927
Diluted	16,136	15,963

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2022	10/31/2021
	(In thousands)

Net income	$7,875	$1,325
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $186 at October 31, 2022 and 2021, respectively)	3,545	566
Net comprehensive income	$11,420	$1,891

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2022	10/31/2021
	(In thousands)

Net income	$12,471	$1,176
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $1,105 at October 31, 2022 and 2021, respectively)	3,815	3,153
Net comprehensive income	$16,286	$4,329

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2022	10/31/2021
	(In thousands)
Operating activities
Net income	$12,471	$1,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,390	3,431
Non-cash lease benefits	(404)	(294)
Provision for doubtful accounts	60	70
Amortization of debt issuance costs	96	—
Deferred income taxes	239	247
Stock-based compensation	509	759
Defined pension plan settlement	64	285
Amortization of net actuarial loss for pension plans	405	1,192
Non-cash unrealized loss on investment	85	—
Surrender of life insurance policies	—	(584)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,319)	(15,134)
Other receivables	16	(34)
Inventories	(10,092)	(2,213)
Income taxes	51	94
Prepaid expenses and other current assets	306	591
Accounts payable and accrued liabilities	4,578	11,234
Net cash provided by operating activities	1,455	820
Investing activities:
Capital expenditures	(2,614)	(2,280)
Purchases of marketable securities in trust accounts	(7,280)	—
Proceeds from sale of marketable securities in trust accounts	4,536	—
Proceeds for surrendering life insurance policies	2,744	483
Net cash used in investing activities	(2,614)	(1,797)
Financing activities:
Borrowing from long-term debt	32,947	20,554
Repayment of long-term debt	(30,559)	(17,943)
Payment on deferred financing costs	(200)	(118)
Tax withholding payments on share-based compensation	(213)	(176)
Net cash provided by financing activities	1,975	2,317

Net increase in cash	816	1,340
Cash at beginning of period	1,359	402
Cash at end of period	$2,175	$1,742

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended October 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505
Net income	—	—	—	7,875	—	7,875
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	3,545	3,545
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	103	—	—	103
Balance at October 31, 2022	16,210,985	$162	$120,787	$(54,707)	$(2,214)	$64,028

	Three-Month Period Ended October 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2021	16,102,023	$161	$119,985	$(52,191)	$(10,998)	$56,957
Net income	—	—	—	1,325	—	1,325
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $186	—	—	—	—	566	566
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at October 31, 2021	16,102,023	$161	$120,238	$(50,866)	$(10,432)	$59,101

	Nine-Month Period Ended October 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net income	—	—	—	12,471	—	12,471
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	3,815	3,815
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	509	—	—	509
Balance at October 31, 2022	16,210,985	$162	$120,787	$(54,707)	$(2,214)	$64,028

	Nine-Month Period Ended October 31, 2021
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net income	—	—	—	1,176	—	1,176
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $1,105	—	—	—	—	3,153	3,153
Shares vested and others	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	759	—	—	759
Balance at October 31, 2021	16,102,023	$161	$120,238	$(50,866)	$(10,432)	$59,101

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2022
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2023. The balance sheet at January 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with an overall higher accounts receivable balance during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. For the three and nine months ended October 31, 2022, management believes that the traditional peak season has been and will continue to be impacted by economic conditions related to supply chain disruption and COVID 19, although not as severely as in the prior year. The Company continues to experience supply chain disruptions for raw materials. In addition, the Company's customers are experiencing supply chain disruption impacting the completion of new school construction and renovation.

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty and self-insurance; and the accounts receivable allowance for doubtful accounts. Due to the inherent uncertainty involved in making assumptions and estimates, events and changes in circumstances arising after October 31, 2022, including those resulting from the continuing impacts of the COVID-19 pandemic and supply chain disruption, may result in actual outcomes that differ from those contemplated by our assumptions and estimates.

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

The following table presents a breakdown of the Company’s inventories as of October 31, 2022, January 31, 2022 and October 31, 2021:

	10/31/2022	1/31/2022	10/31/2021
	(in thousands)

Finished goods	$24,173	$16,731	$14,053
Work in process	18,829	14,732	14,299
Raw materials	14,463	15,910	12,131
Total inventories	$57,465	$47,373	$40,483

Note 6. Leases

The Company has operating leases on real property, equipment, and automobiles that expire at various dates though 2026. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases. The Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The quantitative information regarding our leases is as follows:

	Three Months Ended		Nine Months Ended
	10/31/2022	10/31/2021	10/31/2022	10/31/2021
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,288	$1,358	$3,903	$3,878
Short-term lease cost	113	93	289	258
Sublease income	(10)	(10)	(30)	(30)
Variable lease cost	16	14	547	621
Total lease cost	$1,407	$1,455	$4,709	$4,727

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$4,306	$4,172
Right-of-use assets obtained in exchange for new lease liabilities			$469	$330
Weighted-average remaining lease term (years)			2.4	3.4
Weighted-average discount rate			6.3%	6.4%

Minimum future lease payments for operating leases in effect as of October 31, 2022, are as follows:

Operating Lease
For the year ending January 31,	(in thousands)
Remaining of 2023	$1,410
2024	5,646
2025	5,643
2026	1,413
2027	—
Thereafter	—
Remaining balance of lease payments	$14,112

Short-term lease liabilities	4,985
Long-term lease liabilities	8,028
Total lease liabilities	$13,013

Difference between undiscounted cash flows and discounted cash flows	$1,099

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	10/31/2022	1/31/2022	10/31/2021
	(in thousands)
Revolving credit line	$12,221	$9,551	$7,866
Other	4,680	4,962	5,185
Total debt	16,901	14,513	13,051
Less current portion	2,457	340	504
Non-current portion	$14,444	$14,173	$12,547

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

The Restated Credit Agreement permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $3.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Restated Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves. The Restated Credit

Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including a fixed charge coverage ratio and limits on capital expenditures.

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

ii.increased the borrowing limit from $65.0 million to $70.0 million in July 2022 and August 2022, and increased the borrowing limit from $40,000,000 to $45,000,000 in October 2022;

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

vi.retired LIBOR (London Inter-Bank Offered Rate) pricing on the Revolving Credit Facility and replaced with BSBY (Bloomberg Short-Term Bank Yield) index, with pricing tiers and spreads to remain the same;

vii.extended the P-card, ACH Credit, and ACH debit facilities for an additional year beyond their current maturities; and

viii.Borrowers to pay a $250,000 extension fee and $75,000 waiver and amendment fee, with $200,000 due at closing and $125,000 due on the first anniversary of closing.

The Company was in compliance with its debt covenants as of October 31, 2022.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $14.5 million was available for borrowing as of October 31, 2022. The interest rate as of October 31, 2022 was 7.50%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $12.2 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4% per year and 20 years term. The outstanding amount under this note was $4.7 million as of October 31, 2022.

Management believes that the carrying value of debt approximated fair value at October 31, 2022, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company incurred operating losses for fiscal years ended January 31, 2022 and 2021 and when combined with operating results from fiscal year ended January 31, 2020, the Company had incurred a cumulative operating loss for the last three fiscal years. As a result, the Company identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. While the Company has taken significant measures to return to profitability, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more likely than not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. Valuation allowances of $8,893,000, $11,412,000 and $1,237,000 as of October 31, 2022, January 31, 2022 and October 31, 2021, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

The Company has taken significant measures to return to profitability, order rates for the first nine months of the year were favorable, and the third quarter and year-to-date results are showing significant improvement compared to the prior year. Despite these improvements the Company is still operating at a cumulative twelve quarter operating loss at October 31, 2022. If the current favorable trends in operating income continue through the balance of the year, the Company will utilize a material portion of the net operating losses and will re-evaluate the balance of the valuation allowance on a quarterly basis.

For the three months ended October 31, 2022 and 2021, the effective income tax rates were 3.9% and 18.2%, respectively. For the nine months ended October 31, 2022 and 2021, the effective income tax rates were 2.6% and 22.2%, respectively. The change in effective tax rates for the three and nine months ended October 31, 2022, was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended October 31, 2022. The effective tax rate for the three and nine months ended October 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

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

Note 9. Net Income per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of stock award grants. The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	10/31/2022	10/31/2021	10/31/2022	10/31/2021
	(In thousands, except per share data)

Net income	$7,875	$1,325	$12,471	$1,176

Weighted average shares of common stock outstanding	16,211	16,033	16,118	15,927
Dilutive effect of common stock equivalents from equity incentive plans	38	49	18	36
Totals	16,249	16,082	16,136	15,963

Net income per share - basic	$0.49	$0.08	$0.77	$0.07
Net income per share - diluted	$0.48	$0.08	$0.77	$0.07

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of up to 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month period ended October 31, 2022, the Company granted 0 awards, vested 114,470 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2022, there were approximately 608,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company was originally allowed to grant an aggregate of up to 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. The 2011 Plan expired in 2021 and no new awards may be made under the 2011 Plan. During the nine-month period ended October 31, 2022, the Company vested 233,270 shares according to their terms and forfeited 0 shares under the 2011 Plan.

During the three months ended October 31, 2022, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $28,000 and $75,000, respectively. During the three months ended October 31, 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $54,000 and $199,000, respectively.

During the nine months ended October 31, 2022, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $120,000 and $389,000, respectively. During the nine months ended October 31, 2021, stock-based compensation expense related to restricted stock units and/or awards recognized in cost of goods sold and selling, general and administrative expenses was $164,000 and $595,000, respectively.

As of October 31, 2022, there was $652,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 2 years.

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
The net periodic pension cost for the Pension Plan and the VIP Plan for the three and nine months ended October 31, 2022 and 2021 were as follows:

	Combined Employee Retirement Plans
	Three Months Ended		Nine Months Ended
	10/31/2022	10/31/2021	10/31/2022	10/31/2021
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	298	281	895	841
Expected return on plan assets	(237)	(218)	(711)	(654)
Plan settlement	64	65	64	285
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	134	442	402	1,328
Benefit cost	$259	$570	$650	$1,800
During the three and nine month periods ended October 31, 2022, the Company paid lump-sum distributions for the related benefit obligations. As the amount of the lump-sum settlement exceeded the sum of the service and interest cost for the year, the distribution was treated as a settlement in accordance with U.S. GAAP, resulting in plan settlement loss of $64,000 recorded in pension expense in the accompanying condensed consolidated statements of operations and an actuarial gain on the plan re-measurement of $3,347,000, net of tax, recorded to accumulated other comprehensive income for the three and nine months ended October 31, 2021.

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2022 and 2021, the plan held 1,250,468 shares and 1,026,096 shares of Virco stock, respectively. For the three months ended October 31, 2022 and 2021, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $333,000 and $217,000 respectively. For the nine months ended October 31, 2022 and 2021, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $985,000 and $608,000 respectively.

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
The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	10/31/2022	10/31/2021	10/31/2022	10/31/2021
	(in thousands)
Beginning balance	$650	$700	$600	$700
Provision	106	28	256	84
Costs incurred	(56)	(28)	(156)	(84)
Ending balance	$700	$700	$700	$700

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

Note 14. Delivery Costs
For the three months ended October 31, 2022 and 2021, shipping and classroom delivery costs of approximately $8,393,000 and $6,209,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
For the nine months ended October 31, 2022 and 2021, shipping and classroom delivery costs of approximately $18,776,000 and $14,242,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-month and nine-month periods ended October 31, 2022 and the comparable periods ended October 31, 2021 have been significantly impacted by economic conditions driven by the COVID-19 pandemic, global supply chain disruptions and global conflict. The impact of COVID-19 has been quite different during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar seasonal cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the selling season.

During the three-month and nine-month periods ended October 31, 2021, the majority of our primary customers had either returned to full time classroom instruction or were planning for an imminent return. During this period, the Company received a large number of orders earlier than usual for immediate delivery in anticipation of the return to classroom instruction. Due to shortages of labor and raw materials, the Company was not able to deliver the ordered furniture during the traditional three months seasonal window in 2021, and therefore elevated production and shipping activity extended through the fourth quarter ended January 31, 2022. The Company began this fiscal year with a backlog of unshipped sales orders that was approximately $20 million more than typical of prior years.

For the three-month and nine-month periods ended October 31, 2022, management believes that the traditional seasonal cycle and the Company’s ability to service that seasonal cycle has started to return to normal. Year-to-date the Company experienced a 6.7% increase in orders compared to the same period last year, but quarterly order rates were volatile compared to the prior year and returned to a more traditional seasonal cycle. During the quarter ended October 31, 2022, the Company experienced a 15.9% decrease in orders compared to the same period last year, while orders for the first two quarters of 2022 increased compared to the same period last year.

During the three-month and nine-month periods ended October 31, 2021, the Company incurred severe price increases in the cost of raw materials. By example the cost of steel, depending on type, increased by 50% to 100% during the year. In addition to increased costs, the Company incurred shortages of domestically supplied materials including steel, plastic, resin, and wood. These cost increases continued through the end of the fiscal year ended January 31, 2022. During the three-month and nine-month periods ended October 31, 2021, the Company incurred labor shortages and had severe difficulty hiring both permanent and temporary labor. The Company paid significant amounts of double-time wages to both factory and warehouse employees, which adversely affected financial results. In comparison, the three-month and nine-month periods ended October 31, 2022 were characterized by continued high raw material costs, but did not incur the same severe spike in raw material costs incurred in the prior year. Many raw material costs continued to increase moderately during the nine months ended October 31, 2022, but the cost of steel and select other costs have declined. The Company raised factory wages by nearly $3 per hour in the fourth quarter of fiscal year ended January 31, 2022. This increased factory direct labor and overhead expenses, but allowed the Company to hire and retain adequate permanent and temporary labor. Production levels for the nine months ended October 31, 2022 increased by 18% compared to the prior year, but the entire increase occurred in the first six months of the year to support increased levels of seasonal summer sales. Increased levels of factory production and the related overhead absorption partially offset the effect of increased labor expenses.

Supply chain disruptions from international sources – primarily China – continue to adversely affect operations and the competitive landscape. In the six-month period ended July 31, 2021, obtaining materials from China was adversely affected by sharply increased freight costs and by severe disruptions in ocean freight at domestic ports. The Company experienced supply chain disruptions from domestic suppliers in addition to imported components. In the current nine-month period ended October 31, 2022, the port congestion has improved moderately and ocean freight costs have not been as volatile as in the prior year, but China’s severe lockdowns of major cities due to COVID has adversely affected shipments from China to the United States. Because the Company has maintained its domestic factories, management believes that the Company will be less vulnerable to international supply chain disruption compared to competitors that source finished goods overseas, but the Company will still be affected by these international events.

Virco does not deliver furniture to new schools until the customer has an occupancy certificate. Supply chain disruptions in the construction industry which may delay the completion of new schools did not significantly impact sales volume during the quarter ended October 31, 2022, but may impact the timing of sales during the balance of the year.

The Russian invasion of Ukraine in February 2022 has caused oil and energy prices to spike, which can increase the cost of plastic and freight. The Company incurred increased freight rates, but because the Company increased selling prices at the beginning of the year, freight costs as a percentage of sales have been stable. In addition, approximately two thirds of the pig iron used in domestic steel production comes from Russia and Ukraine. During the quarter ended October 31, 2022, steel prices declined, but remain high in comparison to the beginning of 2021.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2022, the Company utilizes one nationwide contract to price a significant portion of our orders. This contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Due to the current volatile nature of commodity and energy prices in addition to general inflation, the Company has negotiated the ability to increase prices for orders received after July 1 of each contract year in addition to the January 1 price increase. There is typically several months' time lag between raising prices on orders and realizing the increase in sales revenue. Sales for the first quarter ended April 30, 2022 consisted substantially of orders received prior to the January 1, 2022 price increase. Sales for the second quarter ended July 31, 2022 and third quarter ending October 31, 2022 substantially consist of orders received prior to the July 1, 2022 price increase. The impact of the price increase for orders received after July 1, 2022 should benefit the Company’s fourth quarter ending January 31, 2023 to the extent such orders are shipped during the fourth quarter.

Three Months Ended October 31, 2022

For the three months ended October 31, 2022, the Company earned pre-tax income of $8,194,000 on sales of $77,395,000 compared to a pre-tax income of $1,620,000 on sales of $57,331,000 in the prior year.

Sales increased by approximately $20,064,000 or 35.0%, compared to the same period in 2021. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after January 1, and by the Company’s ability to service the traditional seasonal cycle. During fiscal year ended January 31, 2022, the Company incurred severe supply chain issues and labor shortages and shipped a larger portion of annual sales revenue later in the fiscal year.

Gross margin for the third quarter ended October 31, 2022 was 39.8% of sales compared to 35.4% in the prior year. In order to recover the increased cost of materials and labor incurred in the prior year, the Company raised prices for all orders received after January 1, 2022. The impact of the price increase did not fully affect sales for the first quarter, but was substantially realized for sales during the second quarter ended July 31, 2022 and the third quarter ended October 31, 2022. In the prior quarter, the Company incurred significant increases in raw material costs. In the current quarter, raw material costs remained high but were relatively stable, and were covered by the price increase of January 1, 2022.

Selling, general and administrative expenses for the three months ended October 31, 2022 increased by approximately $4,195,000 compared to the same period last year, but decreased as a percentage of sales to 28.4% compared to 31.0% in the prior year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense and by increased variable selling expenses. In addition, the Company settled a legal action related to its intellectual property rights against a competitor in the school furniture market. The settlement effectively offset legal expenses for the nine months ended October 31, 2022.

The primary component of pension expense relates to the amortization of AOCI. In the prior year ended January 31, 2022 the Company benefited from favorable investment returns on Plan assets and reduced measurement of benefit obligations due to increased discount rates, both of which favorably impacted AOCI. Because beginning of the AOCI was lower, the quarterly amortization of AOCI was reduced compared to the comparable period in the prior year.

Interest expense increased by $240,000 for the three months ended October 31, 2022 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2022 to finance seasonal working capital and an increase in the interest rate.

For the three months ended October 31, 2022 and 2021, the effective income tax rates were 3.9% and 18.2%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended October 31, 2022. Effective tax rate for the third quarter ended October 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Nine Months Ended October 31, 2022

For the nine-month period ended October 31, 2022 the Company earned a pre-tax profit of $12,803,000 on sales of $192,276,000 compared to a pre-tax profit of $1,511,000 on sales of $144,720,000 in the prior year. Sales increased by approximately $47,556,000 or 32.9%. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after January 1, 2022 and by the Company’s ability to service the traditional seasonal cycle.

Gross margin for the first nine months of fiscal 2023 was 37.6% of sales compared to 34.8% in the prior year. The margin was positively affected by a price increase at the beginning of fiscal 2023, offset in part by increased labor expenses. Raw material costs increased significantly in the prior year. These costs remained high for the current year but were relatively stable and were substantially covered by the price increase implemented January 1, 2022.

Selling, general and administrative expenses for the nine months ended October 31, 2022 increased compared to the same period last year by approximately $11,083,000 but decreased as a percentage of sales to 29.7% compared to 31.8% in the prior year . The increase in selling, general and administrative expenses was attributable to increased variable freight and service expenses and variable selling expenses. Legal expenses to enforce the Company's intellectual property rights against a competitor in the school furniture market were offset by a settlement received in the third quarter ended October 31, 2022.

The primary component of pension expense relates to the amortization of AOCI. In the prior year ended January 31, 2022 the Company benefited from favorable investment returns on Plan assets and reduced measurement of benefit obligations due to increased discount rates, both of which favorably impacted AOCI. Because beginning of the AOCI was lower, the quarterly amortization of AOCI was reduced compared to the comparable period in the prior year.

Interest expense increased by $713,000 for the nine months ended October 31, 2022 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2022 to finance seasonal working capital and an increase in interest rate.

For the nine months ended October 31, 2022 and 2021, the effective income tax rates were 2.6% and 22.2%, respectively. The lower effective tax rate was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended October 31, 2022. Effective tax rate for the third quarter ended October 31, 2021 was primarily due to the change in forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets.

Liquidity and Capital Resources

The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, during the fiscal year ended January 31, 2022 the Company experienced severe supply chain disruptions and labor availability and delivered orders later in the year. In the current quarter ended October 31, 2022, the Company continued to experience supply chain challenges, but not to the same degree as in the prior year. The Company believes that traditional seasonal sales cycle has substantially returned for the quarter ended October 31, 2022, and will continue through the fourth quarter ending January 31, 2023.

Inventory increased by $16,982,000 at October 31, 2022 compared to October 31, 2021. Approximately 11% of the increase in inventory was valuation as a result of increased material and labor costs, and the balance was due to increased quantity. The quantity of inventory increased due to increased sales volume, and because the Company did not have adequate levels of inventory in the prior year due to supply chain issues. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

Accrual basis capital expenditures for the nine months ended October 31, 2022 were $2,716,000 compared to $2,552,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 per year by covenant.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Revolving Credit and Security Agreement with PNC Bank, which implemented certain changes to the Company’s credit facility with PNC Bank, including the extension of the final maturity date of the facility to April 15, 2027 and increase in the borrowing limit from $65,000,000 to $70,000,000 in July and August 2022, and from $40,000,000 to $45,000,000 in October 2022. See Note 7. Debt of Notes to Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under Amendment No. 2, although risks and uncertainties remain, such as economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of October 31, 2022.

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

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2022, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2022, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2022. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIRCO MFG. CORPORATION
Date: December 12, 2022	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)