Form 10-K
period 2023-01-31
VIRCO MFG CORPORATION
filed 2023-04-28
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2022 (the last business day of the registrant’s second fiscal quarter in 2022), was approximately $68 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ.
As of April 24, 2023, there were 16,210,985 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to control costs and inventory levels; supply chain issues and the availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; the ongoing effects of the COVID-19 pandemic; transportation costs; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.

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

Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, I.Q®, Virtuoso®, Classic Series™, Martest® 21, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT®, Parameter®, Tetra™, Sage™, Analogy® and Civitas®, Topaz™, PlanSCAPE®, Room to Move®, Sure Edge®, Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2024, 2023, and 2022 relate to the fiscal years ending January 31, 2024, 2023, and 2022, respectively.

Item 1. Business

Introduction

Designing, producing, and distributing high-value furniture for a diverse family of customers is a 73-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. As the market for school furniture has evolved, the Company has developed significant selling and service capabilities. The Company employs interior designers, CAD layout specialists, and project management specialists to support its direct sales force. These resources utilize proprietary PlanSCAPE® software which enables our selling and service professionals to provide project management from design and layout to full-service classroom delivery and set up. The Company manufactures a wide assortment of products, including mobile tables, mobile storage equipment, student and teacher desks, technology tables, chairs, activity tables, folding chairs and folding tables. Virco has worked with accomplished designers - such as Peter Glass and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the wide-ranging Plateau and Text Series; and the new Topaz Series.

Along with serving customers in the education market - which in addition to preschool through 12th grade public and private schools includes: junior and community colleges; four-year colleges and universities; trade, technical and vocational schools - Virco is a furniture and equipment supplier for convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. We also sell to wholesalers, distributors, traditional retailers, and catalog retailers that serve these same markets.

To meet the furniture and equipment needs of our customers, Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters, West Coast showroom, and our West Coast distribution operations. To complement our Torrance-based operations, Virco owns three manufacturing and distribution facilities in Conway, Arkansas. The primary facility is located on 100 acres of land in Conway, Arkansas, containing 1.2 million square feet of manufacturing, warehousing, distribution, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954 and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored. The Company occupied this building under a series of leases for approximately 20 years and purchased this facility in the third quarter of the fiscal year ended January 31, 2018.

New Products and Markets

Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We've worked with accomplished designers - such as Peter Glass and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. In addition to new product programs, our domestic factories allow the Company to respond to custom requests or modifications to existing product offerings made by our customers. Often these custom requests are incorporated into our product offering for all customers. Over the past few years, Virco has continued to leverage our most popular classroom products while also launching new products.

Many of today’s modern classrooms are focusing on creating more dynamic, active, and flexible environments for their 21st Century learners. Virco has continued to innovate around its line of Healthy Movement furniture with flexible seating that takes movement and choice to a new level. The Room to Move ("R2M") Collection, introduced in Fiscal 2018, is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move - empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker (available in Analogy, Sage, and ZUMA styles) provides a safe, durable, and ergonomic option for floor seating. The Choose to Move ("C2M") 4-Leg Chair won the EDspaces Innovation in Seating Award and offers an empowering new twist on flexible seating with a patent-pending mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M chair, the R2M Mobile Task Chair offers movement in all directions - front-to-back and side-to-side - as well as the mobility and adjustability of a task chair. All these products enable healthy movement and flexibility in the classroom while blending with existing Virco furniture. Given the success of our R2M products, we continue to support the collection with additions such as the Sage Floor Rocker with a padded seat which adds additional comfort and design appeal to the Virco Floor Rocker line. Our newest addition, the R2M Series Sit-to-Stand Workstation, adjusts up and down with a pneumatic height adjustment lever, easily transitioning from a sitting to standing position. Available in 3 styles - including Rectangle, Wedge, and Corner – along with multiple storage accessories, these mobile workstations open the classroom to new possibilities.

Virco’s 4000 and 5000 Series collaborative activity tables continue to fill the need for active, flexible spaces now offering expanded shapes and sizes as well as a Floor Table Conversion Kit for the 4000 Series tables. The floor table provides a solution for allowing students to select flexible seating, including having a stable surface while sitting low to the ground. The 5000 Series also now includes stand-up height options to meet the need of more flexibility and choice in today’s classrooms.

Understanding that collaboration and engagement take place beyond the walls of a classroom, Virco introduced the Plateau Series Media Tables. With collaborative environments in mind, these tables were designed to bring groups of people together in schools and the workplace. Featuring a TV mount for screens and built-in USB and Power Ports, students and colleagues can easily exchange ideas and share content. The Plateau Series was also expanded to include more popular shapes and additional leg options including stand-up, low legs, and casters to broaden height ranges and mobility.

Our newest collection, the Topaz SeriesTM , was designed by Peter Glass and Bob Mills with teachers in mind. Combining sleek design with intelligent functionality to support modern learning environments, the collection offers a full classroom line that includes a teacher desk and accessory table, classroom cart, mobile bookcases, mobile storage, and two new sit-to-stand workstations ideal for both teachers and students.

As of January 31, 2023, the Company employed approximately 800 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas.

Subsequent to the dot com bust in 2003 and again following the recession in 2008-2009, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts now administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture Freight On Board ("FOB") Factory, customers can purchase furniture for delivery to warehouses and school sites and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all furniture, fixtures, and equipment ("FF&E") needs in our educational market.

The expansion of the Company's product line combined with the expansion of its services over the years has provided Virco with the ability to serve various markets including the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges; four-year colleges and universities; and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry with respect to banquet and meeting facilities; government facilities at the federal, state, county, and municipal levels; and places of worship. In addition, the Company also sells to wholesalers, distributors, internet, and catalog retailers that serve these same markets.

Sales, Marketing and Distribution

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

Virco's sales force is supported by a project management team which includes interior designers, CAD layout specialists, project management specialists, purchasing specialists, and field service supervisors. The project management team and the sales force utilize the Company's proprietary PlanSCAPE® software when preparing complete package solutions for the FF&E segment of bond-funded public-school construction projects. The PlanSCAPE® software supports classroom by classroom product selection, product specification, pricing, furniture delivery including delivery to and turnkey classroom setup. PlanSCAPE® software also enables the entire Virco sales force to prepare quotations for less complicated projects.

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

The Company sells to thousands of customers and no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2023. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 64% of sales in fiscal 2023 and 69% of sales in fiscal 2022. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two-year extensions at the sole discretion of the purchasing organization extending through 2026 if both options are exercised. The Company is currently in the first of the available two-year extensions. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

The Company’s education customers typically do not have logistic capabilities and approximately 80% of sales are FOB destination and include freight to customer. Approximately 50% of sales are “full service” and are FOB classroom and include turnkey set-up. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics and service to the ultimate customer. More than 90% of the Company’s freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season. Virco has a seasoned team of installation and project management professionals located throughout the country. These resources work with local agencies to provide classroom delivery and set up as required by customers.

Manufacturing and Distribution

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

In the years subsequent to China entering the World Trade Organization in 2001, many U.S. furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. The Company’s primary competition evolved from manufacturers of furniture to importers and distributers of furniture. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. As recent global supply chain challenges have led to “reshoring, nearshoring, and friendshoring” of production or other modifications to supply chains, Virco has a comprehensive, established, and fully functioning manufacturing footprint in the United States. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources, supply chain disruptions, and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery.

Finally, management continues to hone Virco's ability to finance, manufacture, and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August. In fiscal 2021, approximately 52% of the Company's total sales were delivered in June, July, and August. The Company anticipates that the traditional seasonal peak will return when COVID-19 and global supply chain disruptions normalize. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

Principal Products

Virco produces the broadest line of furniture for the K-12 school market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for preschool markets and has developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and ongoing product development program featuring products developed in house as well as products developed with accomplished designers. The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. Virco also has flat metal forming capabilities to enable the production of desks, returns, bookcases, filing cabinets, mobile pedestals, and related items.

Virco's principal manufactured products include:

SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills was launched in 2004 and continues to be the top-seller. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; mobile task chairs and lab stools; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers and floor rockers. Virco has continued to innovate around its line of healthy movement furniture with the Room to Move ("R2M") collection of flexible seating that take movement and choice to a new level. The R2M Collection is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move – empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker provides a safe, durable and ergonomic option for floor seating. The Choose to Move ("C2M") 4-leg Chair, winner of the EDspaces Innovation in Seating Award, offers an empowering new twist on flexible seating with a mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M Chair, the R2M Mobile Task Chair offers movement in all directions – front-to-back and side-to-side – as well as the mobility and adjustability of a task Chair. All R2M seating is offered in our ZUMA®, Sage™ and Analogy® Series. Sage™ line, originally designed to serve students in college, university, and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there's also a selection of Sage rockers and floor rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, mobile task chairs and lab stools, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives include the Parison Series for business, dining, and higher education; 120, 121 and 122 Series stools; the N2 Series, which was designed as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

TABLES - Our broad collection of tables offer solutions for K-12 classrooms and multi-use areas across the entire campus as well as serving higher learning, event, training and administrative spaces. Our 4000 and 5000 Series Activity Tables provide a broad range of shapes, sizes, and heights ideal for collaborative learning. Virco’s TEXT® table collection for learning environments - designed by Peter Glass and Bob Mills- features heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. TEXT Tilt-Top Height Adjustable Table further expand Virco’s reach into the seminar, training room, and higher education markets by enhancing the functionality and flexibility of the table while strengthening the Virco and TEXT brands. The Tetra™ Series is a versatile collection of tables and student desks suitable for various environments. From classrooms to open-office spaces, the Tetra is simple enough to serve as an everyday workstation but can be customized to suit the needs of a fast-paced media lab or seminar training room. Lunada® tables, combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, make great choices for seminar, conference, and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction, and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco cafe tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Civitas tops and bases provide excellent furniture solutions for casual spaces where people gather. Virco’s Makerspace tables are designed specifically for hands-on learning environments most commonly found in vocational classes, makerspace areas and STEM / STEAM centered education. Designed for modern learning environments, Virco Butcher Block Tables feature thick-profile legs and a durable, hard maple surface with an easy to clean finish. Virco also carries traditional folding tables and office tables, as well as the technology tables and mobile tables described below.

TECHNOLOGY TABLES - The TEXT® and Tetra Series table collections described in the preceding paragraph provides an array of computer furniture choices for learning or business environments; Virco's Flip-Top Technology tables and Hinged Wire Trough ("HWT") Technology tables also deliver popular computer furniture solutions. The 5700 Series features the thick profile leg of the 5000 Series with integrated technology for a modern look. The Plateau Office Solutions collection offers desks and workstations with technology-support capabilities, while the Plateau Library/Technology Solutions line has specialty tables and other products for computing applications. Plateau Media Tables feature a TV mount for adding a TV screen as well as built-in USB and Power Ports so students and colleagues can easily exchange ideas and share content. Virco offers Instructor Media Stations and Towers that include several options for media storage and presentation.

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract Series now includes an optional bookrack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, Agile Combo models and Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. Many of our student desks offer stand-up height and adjustable height options to accommodate flexible classroom set-ups. For teachers, principals, and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators. Designed with teachers in mind, the Topaz Series Teacher Desks combine sleek design with intelligent functionality to support modern learning environments.

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

LABORATORY FURNITURE - For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty Chemsurf® and epoxy resin tops. Virco's ZUMA®, Sage™, Analogy®, N2, Telos®, Metaphor®, Classic Series™, and 3000 Series collections include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring. Virco also carries a selection of wood-frame science tables with Chemsurf and epoxy resin tops.

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

Virco's wide-ranging product selection includes hundreds of furniture models that have earned GREENGUARD® Gold Certification (formerly known as the GREENGUARD® Children & Schools Program for indoor air quality). Virco's ZUMA and ZUMAfrd™ products earned the distinction of being the first classroom furniture models to be certified by the GREENGUARD Children & Schools Program, now known as GREENGUARD Gold certification. All of the models in the Company's most popular product lines - including ZUMA, Sage, Analogy™, 9000 Series, 5000 and 4000 Series Activity Tables, TEXT®, Core-a-Gator®, Parameter®, Plateau®, and Tetra™ furniture models - are GREENGUARD-certified. Along with Virco's leadership relative to GREENGUARD-certified furniture, the Company also introduced the classroom furniture industry's first Take-Back program in, enabling qualifying schools, colleges, universities, and other organizations and customers to return selected out-of-service furniture components for recycling rather than sending these items to a landfill.

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2022 or 2023.

To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. The Company has a staff of interior designers to assist in designing engaging school environments, CAD layouts, our proprietary PlanSCAPE® software prepares detailed quotations and product specification along with detailed room-by-room installation plans, and project management for the delivery and set up of all capital acquisitions that fall under the FF&E line item of new school budget. Approximately 50% of the Company’s revenues in fiscal 2023 included this level of service and support. In addition to giving customers the option of purchasing Virco products utilizing our full-service offering, Virco provides two additional levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. Virco also offers Inside Delivery (to an inside location). The Company will sell furniture to dealers, distributors, and other resellers on FOB factory terms where the reseller provides service to the customer.

Customers

In the United States there are approximately 55,000,000 students along with approximately 7,000,000 teachers and support staff that can utilize Virco’s product offering. Virco's major customers include public and private educational institutions, charter schools, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2023 and January 31, 2022.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2023, the cost of commodities remained volatile, but the volatility dampened noticeably compared to fiscal 2022. Some commodities decreased in cost, but others increased, resulting in a net modest increase in costs. In fiscal 2022, the cost of commodities was extremely volatile and unfavorably impacted the results of operations. The cost of steel nearly tripled, and the cost of plastic doubled. Other material costs increased, but not as severely. In fiscal 2021, the cost of commodities was relatively stable. Subsequent to fiscal year end 2023, the Company is anticipating that the global sanctions on Russia and other geopolitical challenges may impact steel, plastic and fuel-related costs.

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

The supply chain for components from China is typically interrupted for a short period of time each year during the Chinese New Year in January or February. As this is in a seasonally slow period of the Company’s business cycle and is predictable, it has not created supply chain disruptions. In fiscal 2022, the Company has experienced supply chain disruption caused primarily by availability of freight from China to the United States. During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. Cost for ocean freight moderated during fiscal 2023, and by the end of the year had returned to more normal levels. While we currently don’t believe there will be a recurrence of material supply chain disruptions, our suppliers in China may experience material disruptions in the future, whether due to COVID-19 or otherwise. In addition, our domestic suppliers of components, services and consumables used in the manufacturing process have been disrupted due to COVID-19 and may continue to be disrupted, which could result in a slowdown of our manufacturing processes and result in increased costs to us.

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

Seasonality

Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August, and shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. In fiscal 2022, due primarily to the COVID-19 pandemic, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and employee absences, and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August.

Working Capital Requirements During Our “Peak” Summer Season

As discussed above, the market for educational furniture and equipment is marked by extreme seasonality, with the majority of shipments occurring from June to August each year, which is the Company's peak season. Because of this seasonality, Virco builds and carries significant amounts of inventory during the peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in raw materials and components, labor, storage, and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, Virco has historically relied on bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. Currently, the Company has a line of credit with PNC Bank to assist in meeting cash flow requirements as inventory is built for, and business is transacted during the peak summer season.

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

As a result of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address this seasonal business. During the summer months, which comprise our second and third fiscal quarters, our full-time personnel utilization generally is at or exceeds full capacity. The Company utilizes temporary labor and significant overtime to meet these seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs, as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.

The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor is hired to supplement experienced warehouse and distribution personnel. More than 90% of the Company's freight is provided by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. The Company has secured sufficient warehouse capacity to accommodate our current needs, as well as anticipated future growth.

Virco's working capital requirements during, and in anticipation of, the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues, and expenses, and related contingent assets and liabilities. For example, management expends a significant amount of time in the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amount of raw materials, and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may have to absorb higher storage, labor, and related costs, each of which may negatively affect the Company's results of operations. On an ongoing basis, management evaluates and adjusts its estimates, including those related to market demand, labor costs, and stocking inventory. Moreover, management continually strives to improve its ability to correctly forecast the requirements of the Company's business during the peak season each year, based in part on annual contracts, which are in place and management's experience with respect to the market.

As part of Virco's efforts to balance seasonality, financial performance, and quality without sacrificing service or market share, management has been refining the Company's Assemble-to-Ship ("ATS") operating model. ATS is Virco's version of mass-customization, which assembles standardized, stocked components into customized configurations before shipment. The ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the customer’s specific product and color requests are identified, and reducing the amount of warehouse space needed to store finished goods. As part of the ATS stocking program, Virco has endeavored to create a more flexible work force. The Company has developed compensation programs to reward employees who are willing to move from fabrication to assembly to the warehouse as seasonal demands evolve.

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers, which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artcobell, KI Inc., Steel Case, Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Moore Co., Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sell furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market, and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that include emphasizing the value of Virco's products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco's project management capabilities, the value of Virco's distribution and delivery capabilities, and the value of Virco's customer support capabilities, and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding re-sellers, and management believes that the Company's large direct sales force, and the Company's sizeable manufacturing and warehousing capabilities facilitate these efforts. Although management prefers to compete on the value of Virco products and services, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.

Backlog

Sales order backlog at January 31, 2023 totaled approximately $58.6 million. The sales order backlog was markedly higher at January 31, 2023, compared to the same date in prior years due in large part to a significant number of orders received in January 2023 for delivery in the Company’s second quarter ending July 31, 2023. Sales order backlog at January 31, 2022, totaled approximately $40.8 million. Order backlog at January 31, 2022 was greater than normal due in part to supply chain disruptions that occurred during fiscal 2022. The average order backlog as of January 31 for the prior five fiscal years was approximately $18.8 million. Substantially all of the current backlog is expected to ship during the fiscal year ending January 31, 2024.

Patents and Trademarks

In the last 15 years, the United States Patent and Trademark Office (“USPTO”) has issued to Virco more than 35 patents on its various new product lines. These patents cover various design and utility features in Ph.D.® chairs, I.Q.® Series furniture, the ZUMAfrd™ family of products, and the ZUMA® family of products, among others.

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

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 73 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital Resources

As of January 31, 2023, Virco and its subsidiaries employed approximately 800 full-time employees across our facilities. Of this number, approximately 630 are involved in manufacturing and distribution, approximately 110 in sales and marketing and approximately 60 in administration. None of our employees are unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May through August with smaller numbers immediately preceding and following these months.

Our employees play a central role in the success of our long-term strategy. Our values – Voice, Dignity, Fairness, Leadership and Merit – direct the management of our company and are built on the foundation that our people and the way we treat one another promote inclusion, creativity, innovation, and productivity, which drives the Company’s success. In addition, as a manufacturing company, our safety policy centers around safety, housekeeping, and quality, which fosters an atmosphere where health and safety are given a high priority.

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

Environmental Compliance and Government Regulation

Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation, and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals, or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations, as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program (WRAP) honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year, and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011.

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

Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment, or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental requirements and other legal requirements. Violations of, and liabilities under, these laws and regulations may increase our costs or require us to change our business practices.”

In addition to environmental laws, we are also required to comply with federal, state, and local law and regulation in the areas of workplace health and safety, payroll and other labor and employment matters, and consumer product safety. We believe that we are in material compliance with all such applicable laws and regulations.

Financial Information About Industry Segment and Geographic Areas

Virco operates in a single industry segment. For information regarding the Company's revenues, gross profit and total assets for each of the last two fiscal years, see the Company's consolidated financial statements.

During fiscal 2023, Virco derived approximately 4.4% of its revenues from customers located outside of the United States (primarily Canada).

During fiscal 2022, Virco derived approximately 3.6% of its revenues from customers located outside of the United States (primarily Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2023 and 2022, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2023, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2023	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	90	1990
Douglas A. Virtue (2)	President	64	2014
Robert E. Dose (3)	Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer	66	1995
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 66 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 37 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 1995; has been employed by the Company for 32 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer.

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

Our sales are significantly impacted by the level of education funding primarily in North America, which, in turn is a function of the general economic environment. In a weak economy, state and local tax revenues for many of our customers are flat or decline, restricting funding for K-12 education spending, which typically leads to a decrease in demand for school furniture. Sustained declines in the per-student funding levels provided for in state and local budgets in the future could have a materially adverse impact on our business, financial condition, and results of operations as they have in the past.

In addition, public health emergencies such as COVID-19, geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, which in turn would affect government revenues and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, any of which would likely adversely affect our business, operating results, cash flows and financial condition.

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

To keep pace with industry trends, such as changes in education curriculum and increases in the use of technology, and with evolving regulatory and industry requirements, including environmental, health, safety, and other standards for the education environment and for product performance, we must periodically introduce new products or modify existing ones. The introduction of new or modification of existing products requires the coordination of the design, manufacturing, and marketing of such products, which may be affected by factors beyond our control. The design and engineering of certain of our new products can take a year or more, and further time may be required to achieve customer acceptance. Accordingly, the launch of any product may be later or less successful than we originally anticipated. Additionally, our competitors may develop new product designs that achieve a high level of customer acceptance, which could give them a competitive advantage over us in making future sales. Difficulties or delays in introducing new or modified products or lack of customer acceptance of such products could limit our sales growth or cause our sales to decline.

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

In fiscal 2022, the cost of raw materials and components, including steel and plastic, was extremely volatile and unfavorably impacted our results of operations. In addition, the current conflict in Ukraine and global sanctions recently placed on Russia have increased the cost and negatively impacted the availability of fuel, plastic and other materials. In fiscal 2023, the cost of commodities remained volatile, but the volatility dampened noticeably compared to fiscal 2022. Some commodities decreased in cost, but others increased, resulting in a net modest increase in costs.

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

Approximately 80% our sales are FOB destination and include freight from Virco’s facilities to the customer location. Virco depends upon third-party carriers for more than 90% of customer deliveries. Increased regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of transportation services. Further, there may be a lack of available trained and licensed drivers, which may reduce the availability of transportation services. Inability to obtain adequate third-party freight on a timely basis during the summer delivery season can adversely affect cost to deliver products to customers and the level of customer service, which can in turn adversely impact future sales.

The Company imports component parts from international sources (primarily China). During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. The cost of ocean freight declined during fiscal 2023, nearly returning to more typical levels. Ongoing disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts on a cost-effective basis to support sales, particularly in the busy summer season, which could have an adverse effect on our sales and profitability. There can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise.

The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 64% of Virco's sales in fiscal 2023 and 69% of Virco's sales in fiscal 2022 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

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

We operate in a seasonal business and require significant amounts of working capital through our existing credit facility to fund acquisitions of inventory, fund expenses for freight and classroom delivery and finance receivables during the summer delivery season. Restrictions imposed by the terms of our existing credit facility may limit our operating and financial flexibility, and we are required to meet financial covenants under our credit facility.

Our credit facility with PNC, among other things, largely prevents us from incurring any additional indebtedness, limits capital expenditures, limits dividends and stock repurchases, and provides for seasonal variations in the maximum borrowing amount, including a reduced maximum level of borrowing during the fourth fiscal quarter. Our credit facility also provides for periodic financial covenants, which currently includes a minimum fixed charge coverage ratio requirement. As a result of the foregoing, our operational and financial flexibility may be limited, which may prevent us from engaging in transactions that might further our growth strategy or otherwise be considered beneficial to us.

Under our credit facility, substantially all of our accounts receivable is automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender in its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and all of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should we fail to meet such covenants, the Agent and Lender under our credit facility will agree to waivers or amendments with respect thereto. If we breach any of our financial covenants without receiving a corresponding waiver or amendment, the Agent and Lender may accelerate our credit facility and impose default interest and other fees, any of which could have a material adverse effect on our financial condition and results of operations.

INDUSTRY AND ECONOMIC RISKS

The COVID-19 pandemic may continue to adversely affect our operations and financial performance.

The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19, including mandatory quarantines and other suspensions of non-essential business operations, caused significant disruptions in our product sales and marketing, manufacturing and distribution operations, and supply chains during fiscal 2021 and 2022. While the disruption to demand for our products from the COVID-19 pandemic is currently expected to be temporary, there remains a great deal of uncertainty around the long-term structural effects of the pandemic on in-person learning in the United States.

In addition, the resurgence of COVID-19 or its variants, as well as an outbreak of other widespread public health epidemics or pandemics, could cause new disruptions to our product sales, manufacturing and distribution operations, supply chains and demand for our products by our customers, which could adversely affect our business, financial condition, and results of operations.

Increases in basic commodity, raw material and component costs could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, public health issues such as the current COVID-19 pandemic (or other future pandemics), labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and we are unable to pass along a portion of the higher costs to our customers.

In fiscal 2022, the Company incurred material increases in commodity costs and shortages in commodity availability that were material and adversely impacted the results of operations. Both availability and volatility in cost moderated in fiscal 2023. Total material costs for fiscal 2024, as a percentage of sales, could be higher than in fiscal 2023. The Company has increased list prices for its products in fiscal 2023 and 2024 in an effort to recover anticipated increases in material costs.

We are affected by the cost of petroleum-based products and increases in petroleum prices could reduce our margins and profits.

The profitability of our operations is sensitive to the cost of fuel, which materially affects our transportation costs, the costs of petroleum-based materials (like plastics) and the costs of energy (including electricity and natural gas) used in operating our manufacturing facilities. Petroleum prices have fluctuated significantly in recent years and are expected to rise from current levels. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions, as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs increase or, the price of petroleum-based products and cost of operating our manufacturing facilities increase and we are unable to pass a material portion of these increased costs to our customers, our gross margins and profitability would be adversely affected.

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

The Company's business is highly seasonal and requires significant working capital in anticipation of and during the peak summer season. This requires management to make estimates and judgments with respect to the Company's working capital requirements during, and in anticipation of, the peak summer season. These estimates are complicated by the lingering economic impact of the COVID-19 pandemic, particularly with respect to anticipated future demand and the ability to maintain our supply chain.

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

Volatility in the equity markets or interest rates could substantially increase our pension costs and have an adverse effect on our operating results.

We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (“Employee Plan”), and one nonqualified pension plan. Benefits under the Plans were frozen in 2003. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the recent economic environment was characterized by historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. These factors are further complicated by the substantial intervention in the U.S. credit markets by the Federal Reserve Board and Treasury Department in response to the COVID-19 pandemic, which could have the effect of artificially affecting market interest rates.

LEGAL AND REGULATORY RISKS

An inability to protect our intellectual property could have an adverse effect on our business.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents. It is also possible that our patents, trademarks, and service marks may be challenged, invalidated, cancelled, narrowed or circumvented. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures.

If third parties claim that we infringe upon their intellectual property rights, we may incur liability and costs and may have to redesign or discontinue the infringing products.

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

We are subject to potential labor disruptions, which could have an adverse effect on our business.

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

Holders of approximately 30% of the shares of our stock have entered into an agreement restricting the sale of the stock.

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

We may be affected by climate change and new regulations and requirements relating to climate issues.

Various aspects of our business, including our manufacturing operations, suppliers, and customers, may be negatively affected by severe weather events tied to climate change, including extreme storms, flooding, wildfires, extreme temperatures, and chronic changes in meteorological patterns. The frequency and severity of severe weather conditions affecting our business may be impacted by climate change, although it is currently impossible to predict with accuracy the scale of such impact. These impacts could have a material adverse effect on our business, results of operations and financial condition.

In addition, a number of state, federal and municipal governments are considering a variety of mandatory legal or regulatory requirements or voluntary initiatives in relation to climate change or environmental issues. Many entities in private industry are also considering and introducing climate change and environmental criteria as a factor or commercial term in decisions relating to activities, including purchasing, lending, insurance and investing. The Company is unable to predict what climate change or environmental criteria, or requirements may be adopted or supported by governments and private sector entities in the future, or the impacts of such initiatives on its financial condition, results of operations, access to and cost of capital and cash flows.

In addition, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board of Directors.

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

Failure in our information technology and storage systems or cybersecurity incidents could adversely affect our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology systems. These systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Moreover, despite network security and backup measures, some of our computer servers and those of our vendors are potentially vulnerable to physical or electronic break-ins, including cyberattacks, ransomware attacks, computer viruses and similar disruptive problems. These events could lead to the unauthorized access, disclosure and use of non-public information and disruption of our accounting, sales and purchasing systems and overall operations. Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information, or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with any cybersecurity incidents have grown. While we and our third-party vendors have implemented security systems and infrastructure to prevent, detect and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If any of our computer systems are compromised, our business could be interrupted and we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets, the occurrence of which could harm our business. In addition, any cybersecurity or data breach involving confidential information of our business, or our customers could result in negative publicity, damage to our reputation, loss of revenues, disruption of our business, litigation, and regulatory actions. Additional capital investments or expenditures may also be required to remediate any problems, infringements, misappropriations, or other third-party claims.

Any failure by us to comply with a variety of privacy and consumer protection laws may harm us.

Any failure by us or our vendor or other business partners to comply with privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security, and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. The California Consumer Privacy Act took effect on January 1, 2020 and imposes certain legal obligations on our use and processing of personal information related to California residents, including certain personal information regarding our California employees. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which further expands the California Consumer Privacy Act with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of these new laws and their interpretation and enforcement remain uncertain, and their potential effects are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in order to comply. These new laws may also lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Torrance, California

Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a lease expiring on April 30, 2025 with two renewal options to extend the lease term for an additional term of five (5) years. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation stock (trading symbol VIRC) is traded. As of April 21, 2023, there were approximately 150 registered stockholders according to the Company's transfer agent records. As of such date, there were approximately 1,540 beneficial stockholders.

Dividend Policy

Our future dividend policy will be determined from time to time by our board of directors, taking into account the Company’s earnings and liquidity, among other factors. In addition, our Amended and Restated Credit Agreement with PNC Bank limits our ability to pay cash dividends to $3,000,000 in the aggregate during any fiscal year, provided that no default or event or default shall have occurred or be continuing under the Credit Agreement or result from any such dividend. In addition, under the Credit Agreement we must demonstrate pro forma compliance with a fixed charge coverage ratio of not less than 1.20:1.00 for the most recent twelve-month period ending as of the fiscal quarter immediately preceding the date of such dividend.

Stock Repurchases

The Company did not repurchase any shares of its stock during fiscal 2023 and fiscal 2022.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effects of COVID-19 Pandemic

The COVID-19 pandemic had an immediate impact on the Company’s operating activities. In March 2020, most school districts that we serve closed their doors to students and initiated remote learning. As a result, order rates in fiscal year 2021 declined by approximately 20% compared to the prior year.

During the first quarter of fiscal 2022, many schools reopened and virtually all schools were reopened for the beginning of academic year beginning August 2021. Order rates for fiscal year 2022 increased by nearly 40% compared to the prior year. The Company experienced severe supply chain issues and dramatically increased commodity costs during this year. In addition to severe shortages of materials, the Company incurred a severe shortfall of both temporary and full-time labor. In October and November of fiscal 2022, the Company significantly increased the starting wages for production workers followed by raises for all hourly workers. With these raises the Company was able to attract and retain additional workers.

In fiscal 2023, the Company was able to substantially resolve supply chain challenges and labor shortages. Order rates increased by over 13% and sales increased by 25%, enabling the Company to return to profitable operations.

Executive Overview of Operating Results

The market for school furniture is traditionally seasonal, with approximately 50% of annual sales occurring in the months of June, July, and August. The Company has traditionally met the seasonal needs with significant overtime and by hiring seasonal temporary labor. During fiscal 2021, the demand for school furniture declined primarily due to the COVID-19 pandemic disruption, order rates declined by 20%, and the Company reduced production levels. Because of the traditional dependence on temporary seasonal labor, the Company was able to reduce seasonal hiring to match production to demand. The Company did not sever any of its full-time employees during the pandemic. During fiscal 2022 order rates recovered, increasing by nearly 40% compared to fiscal 2021. The Company was unable to hire adequate new permanent workers or temporary labor to meet the traditional summer delivery needs and supply chain challenges exacerbated deliveries of furniture. In fiscal 2023, order rates continued to improve, increasing by more than 13%. The Company was able to substantially resolve most supply chain challenges and sales increase by approximately 25%.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for the education market. The Company markets and sells direct to the schools and provides project management and logistics. The Company primarily sells to schools FOB destination, with nearly 80% of sales delivered FOB classroom destination.

As part of this integrated business model, the Company has developed several competencies to enable superior service to the markets in which Virco competes. The Company’s direct sales force is supported by interior designers, project managers and field service professionals. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, delivery, project management and service capabilities. The Company has developed a comprehensive product offering for the furniture, fixtures and equipment (“FF&E”) needs of the K-12 education market, enabling a school to procure all of its FF&E requirements from one source.

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 73 years and over this time developed products to address a variety of classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of products requested by educators. In fiscal 2021 we experienced an increase in the demand for individual desks. In fiscal 2022, demand began to return to products supporting collaborative learning. This trend continued through fiscal 2023. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The educational sales market is extremely seasonal. Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered slightly less than 40% of sales during June, July, and August. In fiscal 2023, approximately 47% of the Company's total sales were delivered in June, July, and August.

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

The significant budgetary challenges faced by the education industry have had an impact on the Company’s business model over this time frame and have created opportunities as well. In response to their budgetary challenges, many school districts closed warehouses and reduced janitorial and support staff in order to retain accredited teachers. Selling efforts must now reach school principals and administrative staff in addition to the district business offices. Sales priced under national contracts or buying groups are displacing competitive bids administered by professional purchasing departments. Distribution and service has become a more meaningful component of our business as most deliveries are to school sites, and nearly 50% include delivery into the classroom. This evolution adds to the seasonal challenges of our business, but also creates opportunities to suppliers that can execute during the short summer delivery window.

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood, and energy. The majority of the Company's sales are generated under annual contracts in which the Company can raise the price of its products once every six months and only on future orders. If the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In fiscal 2023, the cost of commodities was volatile but substantially less volatile compared to fiscal 2022. Increased selling prices covered increases in commodity prices during fiscal 2023.

Nearly 80% of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.

For the year ending January 31, 2024 ("fiscal 2024"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to steel, plastic, and other raw materials, transportation, and energy. The lingering effects of the global pandemic related to COVID-19 and global sanctions are expected to continue to disrupt global and domestic supply chains.

While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are relatively stable compared to the volatility of school budgets and the related impact on furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will make quality education an ongoing priority for future government spending. The disruption related to COVID-19 school closures reinforced the need for learning in classroom settings. Third, many schools have responded to the budget strains by reducing their support infrastructure. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and delivery of furniture into classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers previously shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to adapt to dynamic fluctuations in demand or provide custom colors or finishes during a narrow seasonal summer delivery window when they are reliant upon a supply chain extending to Asia or elsewhere. Meanwhile, Virco has continued to invest in automation at its domestic manufacturing facilities, adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers (both domestic and international). Domestic production facilitates our product development process, enabling the Company to more rapidly develop new products, release extensions of product families, and offer customized variants of our product offerings. Virco views its domestic factories as a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles.

Critical Accounting Policies and Estimates

This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates. On an ongoing basis, management evaluates such critical estimates, including those related to valuation of inventory and related excess and obsolescence reserves, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1, Business”, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:

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

Self-Insured Retention: For fiscal 2023 and 2022, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto and general liability losses up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% for fiscal 2023 and fiscal 2022. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation and auto losses (including IBNR) were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2024 will be comparable to the retention levels for fiscal 2023.

Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the two plans using the following discount rates for the fiscal years ended January 31:

	2023	2022
Employee Plan	4.85%	3.20%
VIP Plan	4.85%	3.20%

Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.0% return on plan assets for 2023 and 6.0% for fiscal 2022. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.

Because the plans have been frozen for many years, there is no service cost related to the plans. In the current and prior years, due to a large number of lump-sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred settlement costs in the third and fourth quarters of fiscal 2023 and the second, third, and fourth quarters of fiscal 2022.

Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $4.0 million and increase pension expense by approximately $750,000. A one percent decrease in return on Plan assets would increase pension expense by $220,000 and have no impact on retirement obligations. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.

Deferred Tax Assets and Liabilities: In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

During the fiscal year ended January 31, 2022, the Company incurred operating losses primarily related to COVID-19 and COVID-19 related supply chain disruptions. During the fourth quarter of the fiscal year ended January 31, 2022, the Company identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding 12 quarters. Based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more-likely-than-not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets.

During the fiscal year ended January 31, 2023, the Company was profitable and returned to a cumulative 3-year profit in the fourth quarter. During the fourth quarter of the fiscal year ended January 31, 2023, the Company concluded a fiscal year that demonstrated strong growth in order rates, revenue, pricing, and gross margin. In addition, a very strong level of sales orders received in the fourth quarter ended January 31, 2023, for shipment in the fiscal year ending January 31, 2024, resulted in a backlog of unshipped sales orders that was approximately $18 million greater than the prior year ended January 31, 2022 and approximately $40 million more than the average year-end backlog for the prior 5 years. Based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and the valuation allowance against the majority of the net deferred tax assets was reversed.

The amount of the deferred tax asset considered realizable could be adjusted if the Company’s actual results in the future do not generate taxable income that is sufficient to allow the Company to utilize its deferred tax assets. The Company’s future taxable income projections are subject to a high degree of uncertainty and could be impacted, both positively and negatively, by changes in our business or the markets in which we operate. A change in the assessment of the realizability of our deferred tax assets could materially impact our results of operations.

Results of Operations (fiscal 2023 vs. 2022)

Financial Highlights

The Company earned a pre-tax profit of $8.0 million on net sales of $231.1 million for fiscal 2023, compared to pre-tax loss of $3.7 million on net sales of $184.8 million in fiscal 2022, an improvement of $11.8 million. Net income per diluted share increased to $1.02 for fiscal 2023, compared to a loss of $0.95 per diluted share in the prior year. Cash flow used in operations was $3.8 million in fiscal 2023, compared to cash used in operations of $0.4 million in fiscal 2022.

Net Sales

Virco's net sales increased by 25% in fiscal 2023 to $231.1 million compared to $184.8 million in fiscal 2022. The increase in net sales was primarily attributable to an increase in selling prices with a minor increase in unit volume.

Virco’s order rates and sales volume were severely impacted by COVID-19. In fiscal 2021, the Company incurred approximately a 20% reduction in sales orders and sales volume. This reduction was in large part due to the closure of schools throughout the nation. In fiscal year 2022, many schools reopened during the Company’s first quarter, and virtually all schools reopened by the beginning of the Company’s third quarter. During fiscal 2022 order rates increased by approximately 40% compared to the prior year. However, due to severe supply chain issues and labor shortages, we were not able to increase deliveries at the same rate and net sales increased by only 21%. The Company ended the fiscal year with an order backlog that was approximately $18 million higher than the prior year. In fiscal 2023 the Company continued to benefit from increased order rates, with sales orders increasing by more than 13%. During the fiscal year 2023, the Company was able to substantially address supply chain issues and sales of furniture increased by approximately 25%. The Company ended the year with another increase in year-end backlog of sales orders. This increase was attributable to a 48% increase sales orders in our traditionally slow fourth quarter, much of which is planned for delivery in the second quarter of fiscal 2024.

For fiscal 2024, the lingering effect of the COVID-19 pandemic is continuing to create uncertainty as state and local government budgets may be adversely impacted. The potential government revenue shortfall may be offset significantly or in part by a variety of federal government programs. The Company increased selling prices under its largest contracts to recover volatile commodity, energy, freight, and labor costs. As we have gone through this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with emphasis on product quality, product selection, and service. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. To increase or maintain market share during fiscal 2024, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year may continue to be impacted by global events.

Cost of Sales

Cost of sales was 63.1% of net sales in fiscal 2023 and 67.0% of net sales in fiscal 2022. The decrease in cost of sales as a percentage of sales was attributable to a variety of factors, but primarily due to increased selling prices. In fiscal 2022, the Company incurred severe increases in the cost of steel, plastic, and ocean freight. Other costs increased but not as severely. These events adversely affected gross margin. At the beginning of fiscal 2023 the Company increased selling prices for orders received after January 1, 2022, and increased prices again for orders received after July 1, 2022. The cumulative effect of these price increases allowed margins to recover from the adverse events of fiscal 2022. As the Company’s backlog of sales orders at prior year pricing and margins was delivered, new orders at more favorable pricing raised margins for the second, third, and fourth quarters.

In fiscal 2022, in addition to increased costs the Company was unable to obtain desired quantities of many materials on a timely basis. Finally, the Company experienced labor shortages, both due to COVID-19 related absences and a lack of available temporary labor. The Company incurred material overtime expenses for its existing employees in effort to meet demand. At the beginning of the fourth quarter of fiscal 2022, the Company significantly increased the beginning wage rate for all hourly workers and gave meaningful raises to all other hourly workers. During fiscal 2023, the increase in wages substantially resolved staffing issue and the Company made significant improvements in supply chain challenges. As the lower margin sales backlog at January 31, 2022 was delivered, sales orders received after January 1, 2022 enabled the Company to return margins to more profitable levels.

During fiscal 2024, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy, and tariffs due to potential macroeconomic events, including global economic sanctions and the lingering effect of the global pandemic caused by COVID-19. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2024. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses (SG&A) for fiscal 2023 increased by $13,238,000 to $74,503,000 from $61,265,000 but decreased as a percentage of net sales to 32.2% in fiscal 2023 from 33.1% in fiscal 2022. The increase in SG&A was primarily attributable to variable freight expenses, variable classroom delivery expenses, variable portion of warehousing expense and variable selling expenses. Pension expense declined due to favorable actuarial changes to AOCI. An increase in discount rates caused the pension obligation to decline, which had a favorable impact on settlement expenses. Interest expense was $784,000 higher in fiscal 2023 compared to fiscal 2022 because of increased levels of borrowing and higher interest rates.

Provision for Income Taxes

Our effective tax rate is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax asset.

During fiscal 2022, the Company incurred net operating losses, due primary to adverse economic conditions due to COVID-19 and related business interruptions while emerging from the effects of the pandemic. During the fourth quarter of the fiscal year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more-likely-than-not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets.

During fiscal 2023, the Company was profitable and benefited from continued growth in order rates, growth in sales volume, and improvements in gross margin. Strong order activity in the fourth quarter indicates the trends experienced in fiscal 2023 may continue through fiscal 2024. The Company utilized a material portion of its federal and certain state net operating loss carryforwards ("NOL") in fiscal 2023 and anticipates that all federal NOL may be utilized by the end of fiscal 2024. During the fourth quarter of the fiscal year ended January 31, 2023, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and a valuation allowance was reversed against the majority of the net deferred tax assets, resulting in a net change in valuation allowance of $10.5 million.

Valuation allowances of $864,000 are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. At January 31, 2023, the Company has net operating loss carryforwards of approximately $2,742,000 for U.S. federal, with no expirations, and $25,074,000 for state income tax purposes, expiring at various dates through January 31, 2041.

Cash Flows

The following table shows summary cash flows information for the fiscal years ended January 31, 2023 and 2022:

	Year ended January 31,
	2023	2022
	(In thousands)

Net cash used in operating activities	$(3,788)	$(401)
Net cash used in investing activities	$(3,332)	$(2,371)
Net cash provided by financing activities	$6,818	$3,729
Net (decrease) increase in cash	$(302)	$957

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash used in operations increased by $3,387 for the fiscal year ended January 31, 2023. The increase was substantially due to the timing of order receipt in the fourth quarter of fiscal 2023. In the fourth quarter of fiscal 2023 orders increased by more than 48%, resulting in a year-end sales order backlog that was more than $58 million. This is nearly $20 million greater than the prior year and more than $40 million more than the average order backlog for the preceding five years. The Company increased inventory levels at January 31, 2023 in order to facilitate deliveries of furniture in the first and seasonally higher second quarters of fiscal 2024.

Investing activities. Investing activities include two distinct categories. Financial transactions are related to the purchase or sale of investments held in the Rabbi Trust which funds and secures employee benefits related to the non-qualified VIP pension and Split Dollar Life Insurance programs. The net investment activity from these transactions were immaterial. Our net investments primarily consist of investments in our factories and technology to support our business activities. Net investment activities were lower than depreciation expense and lower than typical for the fiscal years ended January 31, 2023 and January 31, 2022 due to reduced business activity related to the COVID-19 pandemic and the related time lag in receiving new machinery. Capital expenditures have been financed using borrowings under our line of credit with PNC Bank. There were no material commitments for capital expenditures as of January 31, 2023.

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

Inflation and Future Change in Prices

We commit to annual contracts that determine selling prices for goods and services for periods of six months and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company may not have the ability to raise prices on orders received prior to any announced price increase. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. In fiscal 2022, the cost of commodities, especially steel and plastic were extremely volatile, with the cost of some gauges of steel nearly tripled during the fiscal year. In fiscal 2023, the cost of commodities continued to be volatile, but not as severe as in fiscal 2022. The cost of steel and plastic declined during the year, but other commodity and component cost continued to increase.

For fiscal 2024, the Company anticipates continued volatility in costs, particularly with respect to imported components from China, freight from China, certain raw materials including steel, transportation, energy, and potential impacts of escalating labor costs. Anticipated adverse volatility for fiscal 2024 could be severe in light of global supply chain and economic sanctions, tariffs imposed or threatened on imported commodities and other disruptions affecting our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee compensation and benefit costs. The Company has renewed health insurance contracts for its employees through December 2023, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation. Virco has aggressively addressed these costs by controlling headcount and passing on a portion of increased medical costs to employees.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2024. Due to current economic conditions, the Company anticipates modestly increased price competition in fiscal 2024 and may not be able to raise prices further in response to increased commodity costs without risk of losing market share. As a portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.

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

The Company's working capital requirements during and in anticipation of the peak summer season oblige management to make estimates and judgments that affect Virco's assets, liabilities, revenues and expenses. Management expends a significant amount of time during the year, and especially in the fourth quarter of the prior year and first quarter of current year, developing a production plan and estimating the number of employees, the amount of raw materials and the types of components and products that will be required during the peak season. If management underestimates any of these requirements, Virco's ability to fill customer orders on a timely basis or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor, and related costs, each of which may affect profitability. On an ongoing basis, management evaluates such estimates, including those related to market demand, labor costs and inventory levels, and continually strives to improve Virco's ability to correctly forecast business requirements during the peak season each year.

As part of Virco's efforts to address seasonality, financial performance, and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse, and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2023 and 2022.

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

Because of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months; because physical structure capacity cannot be adjusted as readily as personnel capacity, we have secured sufficient physical structure capacity to accommodate our current needs, as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.

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

The Restated Credit Agreement provides the Borrowers with a secured revolving line of credit (“Revolving Credit Facility”) of up to $65,000,000, with seasonal adjustments to the credit limit and subject to borrowing base limitations and includes a sub-limit of up to $3,000,000 for issuances of letters of credit. In addition, the Restated Credit Agreement provides an Equipment Line for purchases of equipment up to $2,000,000. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15,000,000 for the period from December to July of each year minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The original termination date of the Restated Credit Agreement was March 19, 2023, which date was extended to April 15, 2027, at which point the principal amount outstanding under the Restated Credit Agreement and any accrued and unpaid interest is due and payable, subject to certain prepayment penalties upon earlier termination. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments, and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Restated Credit Agreement) or the Eurodollar Currency Rate (as defined in the Restated Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the adjusted EBITDA (as defined in the Restated Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Restated Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2023 was 9.25%.

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

vii.extended the P-card, ACH Credit, and ACH debit facilities for an additional year beyond their current maturities; and

viii. Borrowers to pay a $250,000 extension fee and $75,000 waiver and amendment fee, with $200,000 due at closing and $125,000 due on the first anniversary of closing.

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

Pursuant to the Restated Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty, or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Restated Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. Based on the Company’s current projections, including COVID-19 related costs, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with the financial covenants within Amendment No. 2, although there are uncertainties therewithin, such as raw material costs and supply chain challenges.

The Company's line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $12,878,000 was available for borrowing as of January 31, 2023.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of no more than $5 million for fiscal 2024. Our Revolving Credit Facility with PNC Bank provides a $2 million line for equipment and covenants allow for anticipated capital expenditures for fiscal 2024.

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

Because the plans have been frozen since 2003, there is no service cost related to the plans. In past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. With the recent increase in interest rates the Company may purchase annuities from third parties to further de-risk the Plan. The Company incurred settlement costs in the third and fourth quarters of fiscal 2023. The Company incurred settlement costs in the second, third, and fourth quarters of fiscal 2022. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006 and to minimize PBGC related expenses. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $595,000 in fiscal 2023 and $654,000 in fiscal 2022.

Contributions during fiscal 2024 will depend upon actual investment results and benefit payments but are anticipated to be approximately $500,000. At January 31, 2023, accumulated other comprehensive loss of approximately $2.4 million, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2023, a 1% reduction in investment return would have increased expense by approximately $221,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $4.0 million and increase pension expense by approximately $744,000.

Stockholders' Equity

Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company paid four quarterly cash dividends of $0.015 per share in 2018.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2023 reflects additional paid-in capital of approximately $121 million and accumulated deficit of approximately $51 million. The majority of the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.

Environmental and Contingent Liabilities

Environmental Compliance and Government Regulation

Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery ("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program ("WRAP") honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year, and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011. This is only a partial list of Virco's environmental awards and commendations; for a more complete list, go to www.virco.com.

In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as GREENGUARD Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy furniture models and Textameter instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Control Substances Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment or remediation of environmental contamination. Normal recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental and other legal requirements.” Violations of, and liabilities under, these laws and regulations may increase our costs or require us to change our business practices.

Contingent Liabilities

In fiscal 2023 and 2022, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30,000,000. For the insurance year beginning April 1, 2023, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2023 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. As of January 31, 2023, the Company has incurred no significant workers compensation claims related to COVID-19. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company did not enter into any material off-balance sheet arrangements during fiscal 2023, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2023.

New Accounting Pronouncements

See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act as of our second quarter of fiscal 2023 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Virco Mfg. Corporation (the “Company”) as of January 31, 2023, the related consolidated statement of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories – Valuation adjustments for slow-moving and obsolete inventories

As described in Note 1 to the financial statements, the Company’s inventories balance was $67.4 million as of January 31, 2023. Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs.

We identified the auditing of the inventory valuation adjustments for slow-moving and obsolete inventories as of January 31, 2023 as a critical audit matter. The Company’s determination of the valuation adjustments for slow-moving and obsolete inventory required a high degree of management judgment and subjectivity, which in turn led to especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of internal controls over the valuation of slow-moving and obsolete inventories, including those related to the Company’s methodology for valuing slow-moving and obsolete inventories.

•Testing management’s process for determining the valuation of inventories, including:

◦Evaluating management’s methodology to determine the net realizable value of inventories.

◦Evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage and backlog.

◦Testing the completeness, accuracy, and relevance of the underlying data of the system-generated reports used by management.

◦Testing the mathematical accuracy and calculations related to the application of Company policies specific to inventory write-down methodologies and percentages by inventory categories.

◦Performing inquiries with non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assumptions regarding qualitative judgments about discontinued, slow moving and obsolete inventories.

•Testing the reasonableness of management’s assumptions used in determining valuation adjustments for slow-moving and obsolete inventories by:

◦Performing a retrospective review to assess management’s estimated percentages by comparing the prior years’ inventories to current year’s consumption and sales.

◦Performing sensitivity analysis to determine the percentage increase or decrease that would materially impact the value recorded.

Valuation of Deferred Tax Assets

As described in Note 6 to the financial statements, in assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. During the fourth quarter of the year ended January 31, 2023, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and reversed a majority of its valuation allowance against its net deferred tax assets. The net change in the valuation allowance for the year ended January 31, 2023, was a decrease of $10.5 million.

We identified the auditing of the valuation of deferred tax assets as of January 31, 2023 as a critical audit matter because of the significant judgment required by management and high degree of subjectivity involved in the determination of the realizability of the net deferred tax assets, which in turn led to especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the positive and negative evidence in assessing the realizability of deferred tax assets, including the evidence supporting the determination of a three-year cumulative income position as of January 31, 2023.

•Assessing the reasonableness of management’s significant assumptions by:

◦Evaluating whether assumptions used are consistent with recent and historical results.

◦Evaluating the methods used and the reasonableness of assumptions and judgments underlying management’s analysis with the assistance of our income tax specialists.

◦Testing the completeness and accuracy of data used by management.

◦Testing the amounts of unshipped sales orders by testing a selection of orders for existence as of January 31, 2023.

◦Testing the amount of backlog disclosed as of the end of the prior year and comparing the amounts to fulfilled sales orders during the current year.

/s/ Moss Adams LLP

Los Angeles, California

April 28, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Virco Mfg. Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Virco Mfg. Corporation and subsidiaries (the "Company") as of January 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 28, 2022

We began serving as the Company's auditor in 2018. In 2022 we became the predecessor auditor.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2023	2022
	(In thousands, except share and par value data)

Assets
Current assets
Cash	$1,057	$1,359
Trade accounts receivables (net of allowance for doubtful accounts of $200 at January 31, 2023 and 2022)	18,435	17,769
Other receivables	68	118
Income tax receivable	19	152
Inventories	67,406	47,373
Prepaid expenses and other current assets	2,083	2,076
Total current assets	89,068	68,847
Property, plant, and equipment
Land	3,731	3,731
Land improvements	686	653
Buildings and building improvements	51,310	51,334
Machinery and equipment	113,662	113,315
Leasehold improvements	983	1,009
Total property, plant, and equipment	170,372	170,042
Less accumulated depreciation and amortization	135,810	134,715
Net property, plant, and equipment	34,562	35,327
Operating lease right-of-use assets	10,120	13,870
Deferred income tax assets, net	7,800	399
Other assets	8,576	8,002
Total assets	$150,126	$126,445
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2023	2022
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$19,448	$19,785
Accrued compensation and employee benefits	9,554	5,596
Current portion of long-term debt	7,360	340
Current portion of operating lease liability	5,082	4,734
Other accrued liabilities	7,081	5,829
Total current liabilities	48,525	36,284
Non-current liabilities
Accrued self-insurance	1,050	965
Accrued retirement benefits	10,676	15,430
Income tax payable	79	71
Long-term debt, less current portion	14,384	14,173
Operating lease liability, less current portion	6,796	11,437
Other long-term liabilities	555	639
Total non-current liabilities	33,540	42,715
Commitments and contingencies
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,210,985 shares in 2023 and 16,102,023 shares in 2022	162	161
Additional paid-in capital	120,890	120,492
Accumulated deficit	(50,631)	(67,178)
Accumulated other comprehensive loss	(2,360)	(6,029)
Total stockholders’ equity	68,061	47,446
Total liabilities and stockholders’ equity	$150,126	$126,445
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Operations

	Year ended January 31,
	2023	2022
	(In thousands, except per share data)

Net sales	$231,064	$184,828
Costs of goods sold	145,723	123,899
Gross profit	85,341	60,929
Selling, general, and administrative expenses	74,503	61,265
Operating income (loss)	10,838	(336)
Pension expense	816	2,197
Interest expense, net	1,979	1,195
Income (loss) before income taxes	8,043	(3,728)
Income tax (benefit) expense	(8,504)	11,408
Net income (loss)	$16,547	$(15,136)

Net income (loss) per common share:
Basic	$1.03	$(0.95)
Diluted	$1.02	$(0.95)
Weighted average shares outstanding:
Basic	16,142	15,954
Diluted	16,192	15,954

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income (Loss)

	Years ended January 31,
	2023	2022
	(In thousands)

Net income (loss)	$16,547	$(15,136)
Other comprehensive income
Pension adjustments (net of $1,310 tax expense in 2023 and $0 tax expense in 2022)	3,669	7,556
Comprehensive income (loss)	$20,216	$(7,580)

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at February 1, 2021	15,918,642	$159	$119,655	$(52,042)	$(13,585)	$54,187
Net loss	—	—	—	(15,136)	—	(15,136)
Pension adjustments, net of tax expense of $0	—	—	—	—	7,556	7,556
Shares vested	183,381	2	(176)	—	—	(174)
Stock compensation expense	—	—	1,013	—	—	1,013
Balance at January 31, 2022	16,102,023	161	120,492	(67,178)	(6,029)	47,446
Net income	—	—	—	16,547	—	16,547
Pension adjustments, net of tax effect of $1,310	—	—	—	—	3,669	3,669
Shares vested	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	612	—	—	612
Balance at January 31, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2023	2022
	(In thousands)
Operating activities
Net income (loss)	$16,547	$(15,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,542	4,570
Amortization of debt issuance costs	122	116
Non-cash lease income	(543)	(395)
Provision for doubtful accounts	56	53
Gain on sale of property, plant, and equipment	(2)	—
Deferred income taxes	(8,711)	11,316
Stock-based compensation	612	1,013
Defined benefit plan, recognized net loss due to settlements	70	298
Amortization of net actuarial loss for pension plans	437	1,476
Decrease in non cash surrender value of life insurance policies	(78)	—
Non cash gain on investment	(194)	—
Surrender of life insurance policies	—	(588)
Changes in operating assets and liabilities:
Trade accounts receivable	(720)	(8,063)
Other receivables	50	(92)
Inventories	(20,033)	(9,103)
Income taxes	141	55
Prepaid expenses and other current assets	(106)	221
Accounts payable and accrued liabilities	4,022	13,858
Net cash used in operating activities	(3,788)	(401)
Investing activities
Purchases of property, plant and equipment	(3,332)	(2,995)
Purchases of marketable securities in trust accounts	(7,280)	—
Proceeds from sale of marketable securities in trust accounts	4,536	—
Proceeds for surrendering life insurance policies	2,744	—
Proceeds from life insurance	—	664
Investments in life insurance	—	(40)
Net cash used in investing activities	(3,332)	(2,371)
Financing activities
Proceeds from long-term debt	49,579	29,750
Repayment of long-term debt	(42,348)	(25,676)
Tax withholding payments on share-based compensation	(213)	(176)
Payment on deferred financing costs	(200)	(169)
Net cash provided by financing activities	6,818	3,729

Net (decrease) increase in cash	(302)	957
Cash at beginning of year	1,359	402
Cash at end of year	$1,057	$1,359

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,979	$1,195
Income tax	$67	$37
Property, plant and equipment acquired and not yet paid at end of year	$634	$189
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2023

1. Summary of Business and Significant Accounting Policies

Business

Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production, and distribution of quality furniture for the commercial and education markets. Over 73 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States. The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. The educational sales market is extremely seasonal.

Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August.
Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).

Principles of Consolidation and Reclassification

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities - and disclosure of contingent assets and liabilities - at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates made by management include, but are not limited to, valuation of inventory; recoverability of deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance, and environmental claims; and the accounts receivable allowance for doubtful accounts.

Fiscal Year End

Fiscal years 2023 and 2022 refer to the fiscal years ended January 31, 2023 and 2022, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer accounted for more than 10% of the Company's accounts receivable at January 31, 2023 and 2022. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2023 and 2022. Foreign net sales were approximately 4.4% and 3.6% of the Company’s net sales for fiscal years 2023 and 2022, respectively.

Cash

Cash consists of cash on hand, and the Company has no cash equivalents. Outstanding checks, representing a book overdraft, are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

Fair Values of Financial Instruments

The fair values of the Company’s cash, accounts receivable, accounts payable and current portion of debt approximate their carrying amounts due to their short-term nature. For fair value of debt, see Note 3.

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

Financial assets measured at fair value on a recurring basis include assets associated with the Virco Employees Retirement Plan, and assets held in the Rabbi Trust securing the VIP Pension (see Note 4).

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31, 2023 and 2022:

	January 31,
	2023	2022

Finished goods	$25,740	$16,731
Work in Process	25,303	14,732
Raw materials	16,363	15,910
Inventories	$67,406	$47,373

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method for financial reporting purposes based upon the following estimated useful lives:

Land improvements	5 to 25 years
Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	shorter of lease or useful life

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $2,049,000 and $1,959,000 for fiscal years ended January 31, 2023 and 2022, respectively. Property, plant, and equipment purchased during the year that remains unpaid were $634,000 and $189,000 as of January 31, 2023 and 2022, respectively.

The Company has established asset retirement obligations related to leased manufacturing facilities. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $205,000 and $198,000 at January 31, 2023 and 2022, respectively.

	January 31,
	2023	2022

Balance at beginning of period	$198,000	$192,000
Decrease in obligation	—	—
Accretion expense	7,000	6,000
Balance at end of period	$205,000	$198,000
Impairment of Long-Lived Assets

An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2023 and 2022.

Net Income (loss) per Share

For fiscal year 2023, net income per share is calculated by dividing net income by the diluted weighted-average number of common shares outstanding. There were zero anti-dilutive shares in fiscal 2023. For fiscal year 2022, approximately 96,000 shares of common stock equivalents were excluded in the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss. The following table sets forth the computation of basic and diluted loss per share:

	January 31,
	2023	2022
	(In thousands, except per share)
Numerator
Net income (loss)	$16,547	$(15,136)
Denominator
Weighted-average shares — basic	16,142	15,954
Dilutive effect of common stock equivalents from equity incentive plans	50	—
Weighted-average shares	16,192	15,954
Net income (loss) per common share
Basic	$1.03	$(0.95)
Diluted	$1.02	$(0.95)

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

Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2023 and 2022, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2023 and 2022.

Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general, and administrative expenses include advertising costs for the years ended January 31, 2023 and 2022 of $1,209,000 and $785,000, respectively, and are expensed as incurred. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2023 and 2022, were $355,000 and $296,000, respectively.

Product Warranty Expense

The Company provides a product warranty on most products. Products sold prior to January 31, 2013 are out of warranty. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historical data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $600,000 as of January 31, 2023 and 2022, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve were $250,000 as of January 31, 2023 and 2022, and included in other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insurance

In fiscal 2023 and 2022, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and auto liability losses up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in both fiscal 2023 and fiscal 2022. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1.3 million at January 31, 2023 in the accompanying consolidated balance sheets. The current portion of the self-insurance reserve was $200,000 as of January 31, 2023 and included in other accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award. Between 1983 and 2003, the Company issued approximately $122 million in stock dividends for which the reductions in retained earnings were offset by increases to additional paid-in capital.

Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands) for the years ended January 31, 2023 and 2022:

	January 31,
	2023	2022

Balance as of beginning of year	$(6,029)	$(13,585)

Other comprehensive income before reclassifications	3,162	5,782
Amounts reclassified from accumulated comprehensive loss	507	1,774
Net current period other comprehensive income	3,669	7,556

Balance as of end of year	$(2,360)	$(6,029)

The reclassifications out of accumulated other comprehensive loss of $507,000 and $1,774,000 for the years ended January 31, 2023 and 2022, respectively, related to amortization of actuarial losses and settlements (See Note 4). The reclassifications were included in pension expense in the accompanying consolidated statements of operations.

Revenue Recognition

The Company manufactures, markets and distributes a wide variety of school and office furniture to wholesalers, distributors, educational institutions, and governmental entities. Revenue is recorded for promised goods or services when control is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

Delivery Costs

For the fiscal years ended January 31, 2023 and 2022, shipping and classroom delivery costs of approximately $23.8 million, and $18.8 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Accounting for Income Taxes

The Company recognizes deferred income taxes under the asset and liability method of accounting for income taxes in accordance with the provisions of FASB ASC Topic 740, Accounting for Income Taxes. Deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded when it is determined to be more-likely-than-not that the asset will not be realized.

2. New Accounting Pronouncements

Recently Issued Accounting Updates
In June 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. As of January 31, 2023, the Company holds equity securities in the Rabbi Trust. We do not currently expect that this guidance will have a material impact on our financial position and results of operations.

In March 2022, the FASB issued ASU No. 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to address certain concerns identified in the Post-Implementation Review process for ASU Topic 326. The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings by creditors in ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments in ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The amendments in ASU 2022-02 will become effective for us as of the beginning of our 2024 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate ("LIBOR") or other reference rates expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the expiration of ASC 848 from December 31, 2022, to December 31, 2024. We have loan agreements, debt agreements, and an interest rate cap that incorporate LIBOR as a referenced interest rate. It is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial.

The FASB regularly issues updates to the FASB Accounting Standards Codification that are communicated through issuance of an ASU. None of the accounting guidance issued by the FASB effective for current and future periods has had a material impact on the Company's current financial statements, and we do not believe it will have a material impact on our future financial position and results of operations.

3. Debt

Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2023	2022

Revolving credit line	$17,122	$9,551
Other	4,622	4,962
Total debt	21,744	14,513
Less current portion	7,360	340
Non-current portion	$14,384	$14,173

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

ii.increased the borrowing limit from $65.0 million to $70.0 million in July 2022 and August 2022, and increased the borrowing limit from $40.0 million to $45.0 million in October 2022;

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

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2.0 million. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments, and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $12.9 million and $20.4 million were available for borrowing as of January 31, 2023 and 2022, respectively. Interest rates were 9.25% and 5.00% as of January 31, 2023 and 2022, respectively. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $17.1 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4% per year and 20 years term. The outstanding amount under this note was $4.6 million as of January 31, 2023.

The Company was in compliance with its debt covenants as of January 31, 2023. The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to a decline in the Company’s net income primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”), which waived the Company’s violation of the covenant to maintain a fixed charge coverage ratio of at least 1.00 for the period ended January 31, 2022.

The long-term debt repayments are approximately as follow as of January 31, 2023 (in thousands):

Year ending January 31,
2024	$7,360
2025	248
2026	258
2027	269
2028	10,280
Thereafter	3,329
$21,744

Management believes that the carrying value of debt approximated fair value at January 31, 2023 and 2022, as majority of the long-term debt bears interest at variable rates based on prevailing market conditions. The Company also carries a mortgage on a manufacturing building in Conway Arkansas at an annual fixed rate of 4%.

4. Retirement Plans

Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2023 and 2022.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts, equity investments, and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $0.7 million and $3.5 million at January 31, 2023 and 2022, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $1.6 million and $8.8 million at January 31, 2023 and 2022, respectively. Equity investments held in the Rabbi Trust to secure retirement benefits were $4.7 million as of January 31, 2023. Assets held in the Rabbi Trust were included in the other non-current asset of the accompanying consolidated balance sheets.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return, and plan settlements.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rates for the Employee Plan and the VIP Plan were 4.85% and 3.20% at January 31, 2023 and 2022, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the years ended January 31, 2023 or 2022.

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

The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 50% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2023, approximately 28% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2023 and 2022, the amount of the plan assets invested in bond or short-term investment funds was 29% and 13%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $0.6 million in fiscal 2023 and $0.7 million in fiscal 2022. Contributions during fiscal 2024 will depend upon actual investment results and benefit payments but are anticipated to be approximately $0.5 million. At January 31, 2023, accumulated other comprehensive loss of approximately $2.4 million, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2023 and 2022:

	Combined Employee Retirement Plans
	1/31/2023	1/31/2022

Change in Benefit Obligation
Benefit obligation at beginning of year	$40,586	$44,178
Service cost	—	—
Interest cost	1,295	1,113
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	(6,892)	(2,373)
Plan settlement	—	—
Benefits paid	(2,004)	(2,332)
Benefit obligation at end of year	32,985	40,586
Change in Plan Assets
Fair value at beginning of year	26,429	23,972
Actual return on plan assets	(1,428)	4,099
Company contributions	631	690
Settlements	—	—
Benefits paid	(2,004)	(2,332)
Fair value at end of year	23,628	26,429
Funded Status
Unfunded status of the plans	$(9,357)	$(14,157)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(324)	$(344)
Non-current liabilities	(9,033)	(13,813)
Accrued benefit cost	$(9,357)	$(14,157)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(9,357)	$(14,157)
Accumulated other compensation loss	1,910	6,889
Net amount recognized	$(7,447)	$(7,268)
Items not yet Recognized as a Component of Net Periodic Pension Expense, included in AOCI
Unrecognized net actuarial loss	$1,910	$6,889
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$1,910	$6,889

	Combined Employee Retirement Plans
	1/31/2023	1/31/2022

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss	$(4,472)	$(5,782)
Prior service cost	—	—
Amortization of loss	(507)	(1,774)
Amortization of prior service cost (credit)	—	—
Amortization of initial asset	—	—
Total recognized in other comprehensive loss	$(4,979)	$(7,556)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss	6	536
	$6	$536
Supplemental Data
Projected benefit obligation	$32,985	$40,586
Accumulated benefit obligation	$32,985	$40,586
Fair value of plan assets	$23,628	$26,429
Components of Net Cost
Service cost	$—	$—
Interest cost	1,295	1,113
Expected return on plan assets	(1,000)	(690)
Amortization of transition amount	—	—
Recognized (gain) loss due to settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	521	1,774
Benefit cost	$816	$2,197
Estimated Future Benefit Payments
FYE 01-31-2024	$6,234
FYE 01-31-2025	3,272
FYE 01-31-2026	2,581
FYE 01-31-2027	2,449
FYE 01-31-2028	2,397
FYE 01-31-2029 to 2033	10,289
Total	$27,222
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	4.85%	3.20%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	3.20%	2.75% - 2.80%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2023 and 2022. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2023 and 2022 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2023	1/31/2022

Level 1 Measurement
Common Stock	$9,389	$14,094
Principal Money Market	233	523
Federated Herme Gove Oblig	722	—
PNC Govt Money Fund	—	204
Vanguard INTM Term Investment	930	394
Vanguard LT Investment	2,382	983
Ishares Russell 2000	718	1,457
Ishares Russell MID-CAP	738	1,958
Ishares Emerging Markets	748	1,091
Ishares MCSI RAFE	1,857	1,713
Ishares S&P Index	483	781
Vanguard INTM Term Treasury	2,352	404
Vanguard LT Treasury	921	1,036
Total Level 1 Investments	$21,473	$24,638

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $2.2 million and $1.9 million as of January 31, 2023 and 2022, respectively, and is not included in the table above. In relation to this investment, there is no unfunded commitments, and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan continues to include Virco stock as one of the investment options. At January 31, 2023 and 2022, the plan held 1,265,586 shares and 1,077,995 shares of the Company’s common stock, respectively. Effective January 1, 2021, the Company initiated an employer match. For the fiscal years ended January 31, 2023 and 2022, the compensation costs incurred for employer match was $1.4 million and $0.9 million, respectively.

Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $1.8 million. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $1.5 million and $1.4 million at January 31, 2023 and 2022, respectively. Death benefits payable under the policies were approximately $3.0 million at January 31, 2023 and 2022, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All securing assets held in the rabbi trust were included in the other assets of the accompanying consolidated balance sheets.

The following sets forth the Company's change in death benefits payable during the years ended January 31, 2023 and 2022 (in thousands):

	1/31/2023	1/31/2022

Liability beginning of year	$1,616	$2,034
Accretion expense	27	60
Death benefits paid	—	(478)
Liability end of year	$1,643	$1,616

5. Stock-Based Compensation

Stock Incentive Plans

The Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”) and the 2011 Employee Incentive Stock Plan (the “2011 Plan”).

Under the 2019 Plan, the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2023, the Company granted 0 awards to non-employee directors, vested 114,470 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of January 31, 2023, there were approximately 608,435 shares available for future issuance under the 2019 Plan.

Under the 2011 Plan, the Company may grant an aggregate of 2,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2011 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. The 2011 Plan expired in 2021 and no new awards may be made under the 2011 Plan. During fiscal year 2023, the Company vested 119,200 stock awards according to their terms and forfeited 0 stock units under the 2011 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statement of operations during fiscal years ended January 31, is as follows:

	2023	2022
	(in thousands)

Cost of goods sold	$148	$219
Selling, general and administrative expenses	464	794
Total stock-based compensation expense	$612	$1,013

The following table summarizes the Company’s restricted stock unit awards activity, and related information for fiscal years ended January 31,:

	2023		2022
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price

Outstanding at beginning of year	420,870	$4.37	611,495	$4.26
Granted	—	—	68,870	3.63
Exercised	(233,670)	3.82	(259,495)	3.55
Forfeited	—	—	—	—
Outstanding at end of year	187,200	4.40	420,870	4.37
Weighted-average fair value of restricted stock units granted during the year		—		3.63

The aggregate fair value of restricted stock unit awards vested during fiscal years 2023 and 2022 was $892,619 and $921,207, respectively. The Company recognized compensation expense, net of forfeitures, for the restricted stock awards of $612,000 and $1,013,000 for fiscal 2023 and 2022, respectively. The Company records forfeitures as incurred.

The weighted-average grant-date fair value of restricted stock awards is the quoted market price of the Company’s common stock on the date of grant, as shown in the table above. There were no awards granted in fiscal 2023. The weighted-average grant-date fair value of restricted stock awards granted in fiscal 2022 was $3.63 per share.

As of January 31, 2023, there was $549,000 of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.3 years.

To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2023 and 2022, the Company withheld 55,838 and 50,289 common shares, respectively, with a total value of approximately $213,000 and $176,000, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statement of cash flows.

6. Income Taxes

The income tax (benefit) expense for the last two years is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, is as follows (in thousands):

	2023	2022

Statutory	$1,689	$(782)
State taxes (net of federal tax)	746	14
Change in valuation allowance	(10,546)	12,303
State rate adjustment	(397)	(197)
Change in unrecognized tax benefits	6	5
Stock compensation	35	48
Expirations of attributes	17	55
Permanent differences	(13)	(31)
Return to provision	(41)	(7)
Income tax (benefit) expense	$(8,504)	$11,408

Significant components of the (benefit) expense for income taxes attributed to continuing operations are as follows for the years ended January 31, is as follows (in thousands):

	2023	2022

Current
Federal	$82	$—
State	125	92
	207	92
Deferred
Federal	1,524	(731)
State	311	(256)
	1,835	(987)
Change in valuation allowance	(10,546)	12,303
	(8,711)	11,316
Income tax (benefit) expense	$(8,504)	$11,408

Deferred tax assets and liabilities are comprised of the following as of January 31, respectively, as follows (in thousands):

	2023	2022

Deferred tax assets
Accrued vacation and sick leave	$1,925	$943
Retirement plans	2,729	3,930
Insurance reserves	325	300
Warranty	156	154
Net operating loss carryforwards	1,949	4,445
Right of use liability	3,087	4,159
Inventory	1,820	2,124
Other	401	361
	12,392	16,416
Deferred tax liabilities
Tax in excess of book depreciation	(987)	(984)
Right of use assets	(2,630)	(3,567)
Other	(111)	(54)
	(3,728)	(4,605)
Valuation allowance	(864)	(11,412)
Net long term deferred tax asset	$7,800	$399

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative income (losses) in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

During fiscal 2022, the Company incurred operating losses, and when combined with operating results from fiscal 2021 and 2020, the Company incurred a cumulative operating loss for the last three years. As a result, the Company identified objective and verifiable negative evidence in the form of cumulative losses in the U.S. and in certain state jurisdictions over the preceding twelve quarters ended January 31, 2022. While the Company had taken significant measures to return to profitability, and order rates at the beginning of the year are favorable, the short-term outlook for the school furniture market is challenging, particularly relating to ongoing supply chain difficulties. During the fourth quarter of the year ended January 31, 2022, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets no longer met the more-likely-than-not criteria and a valuation allowance was recorded against the majority of the net deferred tax assets. At

January 31, 2022, the Company recorded a valuation allowance of $11.4 million against its net deferred tax assets. At January 31, 2022, the Company has NOL of approximately $12.5 million for U.S. federal tax purposes, with no expirations, and $31.2 million for state income tax purposes, expiring at various dates through January 31, 2041.

During the fiscal year ended January 31, 2023, the Company was profitable and returned to a cumulative 3-year profit in the fourth quarter. The Company benefited from continued growth in order rates, growth in sales volume, and improvements in gross margin. The Company utilized a material portion of its federal and certain state net operating loss carryforwards (“NOL”) in fiscal 2023 and anticipates that all federal NOL may be utilized by the end of fiscal 2024. During the fourth quarter of the year ended January 31, 2023, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and reversed a majority of its valuation allowances against its net deferred tax assets. At January 31, 2023, the Company recorded a partial valuation allowances of $0.9 million on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2023, was a decrease of $10.5 million. At January 31, 2023, the Company has NOL of approximately $2.7 million for U.S. federal tax purposes, with no expirations, and $25.1 million for state income tax purposes, expiring at various dates through January 31, 2041.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31, respectively, as follows (in thousands):

	2023	2022

Balances as of February 1,	$57	$54
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(5)	(1)
Increases related to current year tax positions	19	10
Decreases related to lapsing of statute of limitations	(9)	(6)
Balance as of January 31,	$62	$57

At January 31, 2023, the Company’s unrecognized tax benefits associated with uncertain tax positions were $62,000, of which $49,000 if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $16,000 at January 31, 2023, and $13,000 at January 31, 2022. The year ended January 31, 2018 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2023, it is reasonably possible that unrecognized tax benefits will decrease by $11,000 within the next 12 months due to the expiration of the statute of limitations.

7. Leases and Commitments

The Company has operating leases on real property, equipment, and automobiles, expiring at various dates through 2026. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases. Beginning on the first day of fiscal 2020, the Company adopted ASC 842 to account for its leases. Pursuant to ASC 842, the Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using Company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 2025. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Twelve-Months Ended
	1/31/2023	1/31/2022
	(in thousands)

Operating lease cost	$5,174	$5,086
Short-term lease cost	388	332
Sublease income	(40)	(40)
Variable lease cost	883	1,033
Total lease cost	$6,405	$6,411

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$5,716	$5,482
Right-of-use assets obtained in exchange for new lease liabilities (in thousands)	$545	$599
Weighted-average remaining lease term (years)	2.20	3.10
Weighted-average discount rate	6.30%	6.40%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2023, are as follows:

Operating Lease
Year ending January 31,
2024	$5,679
2025	5,674
2026	1,432
2027	—
2028	—
Thereafter	—
Remaining balance of lease payments	12,785

Short-term lease liabilities	5,082
Long-term lease liabilities	6,796
Total lease liabilities	11,878

Difference between undiscounted cash flows and discounted cash flows	$907

8. Contingencies

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

The Company has a self-insured retention for product liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30.0 million. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $1.3 million and $1.2 million at January 31, 2023 and 2022, respectively, based upon the Company’s estimated payout period of five years using a 4.0% discount rate for both years.

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

Year ending January 31,
2024	$225
2025	275
2026	275
2027	275
2028	275
Thereafter	—
Total	1,325
Discount to net present value	(75)
1,250
Less current portion	(200)
Non-current portion	$1,050

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

9. Warranty

The Company provides a warranty against all substantial defects in material and workmanship. Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The warranty, effective February 1, 2014, is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. The following is a summary of the Company’s warranty-claim activity during for the years ended January 31 (in thousands):

	2023	2022

Beginning balance	$600	$700
Provision for current year	350	370
Benefits from prior years	(140)	(340)
Costs incurred	(210)	(130)
Ending balance	600	600
Less current portion	(250)	$(250)
Non-current portion	$350	$350

10. Subsequent Events

None.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2023 and 2022

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for doubtful accounts for the period ended:
January 31, 2023	$200	$—	$—	$200
January 31, 2022	$200	$—	$—	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2023	$1,165	$1,300	$1,215	$1,250
January 31, 2022	$1,135	$1,168	$1,138	$1,165

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are included in the Consolidated Financial Statements or Notes thereto, and therefore are not required to be presented under this Item.

3. Exhibits

See Index to Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRCO MFG. CORPORATION

Date: April 28, 2023	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 28, 2023
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 28, 2023
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)	April 28, 2023
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 28, 2023
Bassey Yau

/s/ Alexander L. Cappello	Director	April 28, 2023
Alexander L. Cappello

/s/ Craig Levra	Director	April 28, 2023
Craig Levra

/s/ Robert Lind	Director	April 28, 2023
Robert Lind

/s/ Kathy Virtue Young	Director	April 28, 2023
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 28, 2023
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2023

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

10.3.2
Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated April 15, 2022, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 21, 2022).

10.4†	Virco Mfg. Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 659)

23.2*	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.