Form 10-Q
period 2023-04-30
VIRCO MFG CORPORATION
filed 2023-06-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,210,985 shares as of June 4, 2023.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2023	1/31/2023	4/30/2022
	(In thousands)

Assets
Current assets
Cash	$625	$1,057	$539
Trade accounts receivables, net	15,524	18,435	13,326
Other receivables	35	68	85
Income tax receivable	321	19	135
Inventories	85,640	67,406	66,297
Prepaid expenses and other current assets	2,698	2,083	2,156
Total current assets	104,843	89,068	82,538
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	686	686	653
Buildings and building improvements	51,391	51,310	51,375
Machinery and equipment	114,655	113,662	113,901
Leasehold improvements	983	983	1,009
Total property, plant and equipment	171,446	170,372	170,669
Less accumulated depreciation and amortization	136,779	135,810	135,844
Net property, plant and equipment	34,667	34,562	34,825
Operating lease right-of-use assets	9,326	10,120	12,892
Deferred tax assets, net	8,249	7,800	769
Other assets, net	8,848	8,576	8,383
Total assets	$165,933	$150,126	$139,407

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2023	1/31/2023	4/30/2022
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$23,628	$19,448	$19,437
Accrued compensation and employee benefits	9,416	9,554	5,055
Current portion of long-term debt	20,362	7,360	18,905
Current portion operating lease liability	5,271	5,082	4,769
Other accrued liabilities	7,868	7,081	6,049
Total current liabilities	66,545	48,525	54,215
Non-current liabilities
Accrued self-insurance retention	1,251	1,050	1,533
Accrued pension expenses	10,802	10,676	15,332
Income tax payable	85	79	76
Long-term debt, less current portion	14,323	14,384	14,564
Operating lease liability, less current portion	5,648	6,796	10,297
Other long-term liabilities	557	555	640
Total non-current liabilities	32,666	33,540	42,442
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,210,985 shares at 4/30/2023 and 1/31/2023, and 16,102,023 at 4/30/2022	162	162	161
Additional paid-in capital	120,993	120,890	120,745
Accumulated deficit	(52,073)	(50,631)	(72,262)
Accumulated other comprehensive loss	(2,360)	(2,360)	(5,894)
Total stockholders’ equity	66,722	68,061	42,750
Total liabilities and stockholders’ equity	$165,933	$150,126	$139,407

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2023	4/30/2022
	(In thousands, except per share data)
Net sales	$34,943	$32,084
Costs of goods sold	21,741	22,377
Gross profit	13,202	9,707
Selling, general and administrative expenses	14,514	14,451
Operating loss	(1,312)	(4,744)
Unrealized gain on investment in trust account	(299)	—
Pension expense	161	195
Interest expense	712	427
Loss before income taxes	(1,886)	(5,366)
Income tax benefit	(444)	(282)
Net loss	$(1,442)	$(5,084)

Net loss per common share:
Basic	$(0.09)	$(0.32)
Diluted	$(0.09)	$(0.32)
Weighted average shares of common stock outstanding:
Basic	16,211	16,033
Diluted	16,211	16,033

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended
	4/30/2023	4/30/2022
	(In thousands)

Net loss	$(1,442)	$(5,084)
Other comprehensive income:
Pension adjustments (net of tax expense of $0 and $0 at April 30, 2023 and 2022, respectively)	—	135
Net comprehensive loss	$(1,442)	$(4,949)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2023	4/30/2022
	(In thousands)
Operating activities
Net loss	$(1,442)	$(5,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	1,129
Non-cash lease benefits	(165)	(126)
Provision for doubtful accounts	15	15
Amortization of debt issuance costs	26	43
Deferred income taxes	(448)	(370)
Stock-based compensation	103	253
Amortization of net actuarial loss for pension plans	—	135
Non-cash unrealized gain on investment	(299)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,896	4,428
Other receivables	33	33
Inventories	(18,234)	(18,924)
Income taxes	(296)	22
Prepaid expenses and other current assets	(490)	(180)
Accounts payable and accrued liabilities	5,391	(340)
Net cash used in operating activities	(11,715)	(18,966)
Investing activities:
Capital expenditures	(1,533)	(609)
Net cash used in investing activities	(1,533)	(609)
Financing activities:
Borrowing from long-term debt	15,241	19,759
Repayment of long-term debt	(2,300)	(804)
Payment on deferred financing costs	(125)	(200)
Net cash provided by financing activities	12,816	18,755

Net decrease in cash	(432)	(820)
Cash at beginning of period	1,057	1,359
Cash at end of period	$625	$539

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net loss	—	—	—	(1,442)	—	(1,442)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	—	—
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	103	—	—	103
Balance at April 30, 2023	16,210,985	$162	$120,993	$(52,073)	$(2,360)	$66,722

	Three-Month Period Ended April 30, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net loss	—	—	—	(5,084)	—	(5,084)
Cash dividends	—	—	—	—	—	—
Pension adjustments, net of tax effect of $0	—	—	—	—	135	135
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	253	—	—	253
Balance at April 30, 2022	16,102,023	$161	$120,745	$(72,262)	$(5,894)	$42,750

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2023
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The balance sheet at January 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

Note 2. Seasonality and Management Use of Estimates
The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. As the capital required for this build-up generally exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with an overall higher accounts receivable balance during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers. Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal year ended January 31, 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August.

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

Note 3. Recently Issued Accounting Standards

The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our condensed consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

Inventory increased by $19,343,000 at April 30, 2023 compared to April 30, 2022. The entire increase in inventory was attributable to increased quantity. The cost and valuation of inventory was stable. The quantity of inventory was increased in response to a material increase in unshipped sales orders (backlog). The majority of the backlog is scheduled for delivery during the traditional seasonal peak from June through August. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

The following table presents a breakdown of the Company’s inventories as of April 30, 2023, January 31, 2023 and April 30, 2022:

	4/30/2023	1/31/2023	4/30/2022
	(in thousands)

Finished goods	$34,370	$25,740	$29,919
Work in process	32,918	25,303	21,719
Raw materials	18,352	16,363	14,659
Total inventories	$85,640	$67,406	$66,297

Note 6. Leases

The Company has operating leases on real property, equipment, and automobiles, expiring at various dates through 2026. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases. Pursuant to ASC 842 - Leases, the Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using Company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 2025. The Company's lease terms include options to extend or terminate the lease only when it is reasonably certain that we exercise that option. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The quantitative information regarding our leases is as follows:

	Three Months Ended
	4/30/2023	4/30/2022
	(in thousands, except lease term and discount rate)
Operating lease cost	$1,269	$1,327
Short-term lease cost	108	97
Sublease income	(10)	(10)
Variable lease cost	261	253
Total lease cost	$1,628	$1,667

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$1,433	$1,454
Right-of-use assets obtained in exchange for new lease liabilities	$292	$98
Weighted-average remaining lease term (years)	2.2	2.9
Weighted-average discount rate	6.33%	6.38%

Minimum future lease payments for operating leases in effect as of April 30, 2023, are as follows:

Operating Lease
For the year ending January 31,	(in thousands)
Remaining of 2024	$4,344
2025	5,794
2026	1,536
2027	2
2028	—
Thereafter	—
Remaining balance of lease payments	$11,676

Short-term lease liabilities	$5,271
Long-term lease liabilities	5,648
Total lease liabilities	$10,919

Difference between undiscounted cash flows and discounted cash flows	$757

Note 7. Debt
Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2023	1/31/2023	4/30/2022
	(in thousands)
Revolving credit line	$30,121	$17,122	$28,674
Other	4,564	4,622	4,795
Total debt	34,685	21,744	33,469
Less current portion	20,362	7,360	18,905
Non-current portion	$14,323	$14,384	$14,564

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

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2.0 million. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of April 30, 2023.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $16.6 million was available for borrowing as of April 30, 2023. The interest rate range for outstanding loan balances during the quarter ended April 30, 2023 was 7.65% to 9.75%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $30.1 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4% per year and 20 years term. The outstanding amount under this note was $4.6 million as of April 30, 2023.

On May 19, 2023, the Company entered into Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement (“Amendment No. 3”) with PNC, with an effective date of May 5, 2023. Amendment No. 3 amended the Restated Credit Agreement and the secured revolving line of credit provided to the Company under the revolving credit facility to reflect the following material changes:

i.Maximum size of the PNC line of credit has been increased to $72.5 million during the months of June through August of 2023, to provide additional availability for the Company’s forecast through the 2023 peak borrowing period;

ii.Increase in the total inventory sublimit under the Credit Agreement to $35.0 million and increase in the Assemble-to-ship (ATS) inventory sublimit to $15.0 million during the months of May through August of 2023;

iii.The Company agreed to pay an amendment fee of $50,000, which is 0.67% on the incremental line increase of $7.5 million; and

iv.Increase in the Applicable Margin (as defined in the Credit Agreement) of 25 basis points.

Management believes that the carrying value of debt approximated fair value at April 30, 2023, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $575,000, $864,000 and $10,099,000 as of April 30, 2023, January 31, 2023 and April 30, 2022, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

For the three months ended April 30, 2023 and 2022, the effective income tax rates were 23.5% and 5.3%, respectively. The change in effective tax rates for the three months ended April 30, 2023 was primarily due to the change in forecasted mix of income before federal and state income taxes and estimated permanent differences. The effective tax rate for the three months ended April 30, 2022 was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards.

The January 31, 2018 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.
Note 9. Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. The following table sets forth the computation of basic net loss per share:

	Three Months Ended
	4/30/2023	4/30/2022
	(In thousands, except per share data)

Net loss	$(1,442)	$(5,084)

Weighted average shares of common stock outstanding	16,211	16,033
Dilutive effect of common stock equivalents from equity incentive plans (a)	—	—
Totals	16,211	16,033

Net loss per share - basic	$(0.09)	$(0.32)
Net loss per share - diluted	$(0.09)	$(0.32)
(a) At April 30, 2023 and 2022, approximately 85,000 and 169,000 shares of common stock equivalents were excluded from the computation of diluted net loss per share, as the effect would be anti-dilutive since the Company reported a net loss.

Note 10. Stock-Based Compensation
Stock Incentive Plan
The Company's two stock incentive plans are the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan expired in 2021 and no new award may be made under the 2011 Plan.

Under the 2019 Plan, the Company may grant an aggregate of up to 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2023, the Company granted 0 awards, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2023, there were approximately 608,435 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statement of operations for the three months ended April 30, 2023 and 2022:

	Three Months Ended
	4/30/2023	4/30/2022
	(in thousands)

Cost of goods sold	$28	$55
Selling, general and administrative expenses	75	198
Total stock-based compensation expense	$103	$253

As of April 30, 2023, there was $446,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 1 year.

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
The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2023, benefit accruals under the VIP Plan were frozen since December 31, 2003. There is no service cost incurred under the VIP Plan.
The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2023 and 2022:

	Three Months Ended
	4/30/2023	4/30/2022
	(in thousands)
Service cost	$—	$—
Interest cost	360	298
Expected return on plan assets	(199)	(237)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	—	134
Benefit cost	$161	$195

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2023 and 2022, the plan held 1,320,482 shares and 1,165,985 shares of Virco stock, respectively. For the three months ended April 30, 2023 and 2022, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $403,000 and $330,000 respectively.

Note 12. Warranty Accrual
The Company provides a warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty effective February 1, 2014, is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.
The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2023 and 2022:

	Three Months Ended
	4/30/2023	4/30/2022
	(in thousands)
Beginning balance	$600	$600
Provision	41	34
Costs incurred	(41)	(34)
Ending balance	$600	$600

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

Note 14. Delivery Costs
For the three months ended April 30, 2023 and 2022, shipping and classroom delivery costs of approximately $3,343,000 and $3,254,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

On May 19, 2023, the Company executed Amendment No. 3 to the Restated Credit Agreement, with an effective date of May 5, 2023. See Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-month period ended April 30, 2023 and the comparable period ended April 30, 2022 have been impacted by economic conditions driven by the COVID-19 pandemic, global supply chain disruptions and global conflict. The impact of the supply chain disruptions were much less severe during the current year compared to the prior year. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar seasonal cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the selling season.

For the three-month period ended April 30, 2023, management believes that the traditional seasonal cycle and the Company’s ability to service that seasonal cycle has returned to normal. During the three-month period ended April 30, 2023 the Company experienced a 10.4% increase in orders compared to the same period last year. In addition, the Company started the year with a backlog of unshipped sales orders that was nearly $18 million higher than the prior year. On April 30, 2023 the Company’s backlog of unshipped sales orders was approximately $104.6 million compared to $85.7 million on April 30, 2022. The Company believes that a significant majority of the sales order backlog will be delivered during June, July, and August of the current year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2023, the Company utilizes one nationwide contract to price a significant portion of our orders. This contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Due to the current volatile nature of commodity and energy prices in addition to general inflation, the Company has negotiated the ability to increase prices for orders received after July 1 of each contract year in addition to the annual January 1price increase. There is typically a several months' time lag between raising prices on orders and realizing the increase in sales revenue.

Sales for the first quarter ended April 30, 2022 consisted substantially of orders received prior to the January 1, 2022 price increase, causing gross margin of sales during that quarter to be lower than desirable. Sales of the quarter ended April 30, 2023 benefited from the effect of two price increases, one each at January 1, 2022 and July 1, 2022. The cumulative impact of the two price increases favorably impacted operating results for the three months ended April 30, 2023.

Although conditions have improved compared to the prior year, financing challenges resulting from the recent bank failures and credit tightening and supply chain disruptions from international sources – primarily China – continue to adversely affect operations and the competitive landscape. Because the Company has maintained its domestic factories, management believes that the Company will be less vulnerable to international supply chain disruption compared to competitors that source finished goods overseas, but the Company will still be affected by these international events.

Virco does not deliver furniture to new schools until the customer has an occupancy certificate. Supply chain disruptions in the construction industry which may delay the completion of new schools did not significantly impact sales volume during the quarter ended April 30, 2023, but may impact the timing of sales during the balance of the year, possibly causing deliveries of furniture scheduled for the second quarter ending July 31, 2023 to occur in the subsequent quarter.

Three Months Ended April 30, 2023

For the three months ended April 30, 2023, the Company incurred a pre-tax loss of $1,886,000 on sales of $34,943,000 compared to a pre-tax loss of $5,366,000 on sales of $32,084,000 in the prior year.

Sales increased by approximately $2,859,000 or 8.9%, compared to the same prior year period. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, and increased selling prices.

Gross margin for the quarter ended April 30, 2023 was 37.8% of sales compared to 30.3% in the prior year. In order to recover the increased cost of materials and labor incurred in the fiscal year ended January 31, 2022, the Company raised prices for all orders received after January 1, 2022. The impact of the price increase did not fully affect sales for the quarter ended April 30, 2022. The three-month period ended April 30, 2023 benefited from the cumulative effect of price increases implemented January 1, 2022 and July 1, 2022, returning margins to profitable full year levels.

Selling, general and administrative expenses (SG&A) for the three months ended April 30, 2023 increased by approximately $63,000 compared to the same period last year, but decreased as a percentage of sales to 41.5% compared to 45.0% in the prior year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense and by increased variable selling expenses. Because a significant portion of general and administrative expenses do not fluctuate with sales volume, SG&A declined as a percentage of sales.

During the fiscal year ended January 31, 2023 the Company purchased equity securities held in a Rabbi Trust to fund benefits under the VIP Pension Plan. The Company benefited from $299,000 of unrealized gains during the three months ended April 30, 2023.

The primary component of pension expense relates to the amortization of AOCI. In the year ended January 31, 2022, the Company benefited from favorable investment returns on Plan assets and reduced measurement of benefit obligations due to increased discount rates, both of which favorably impacted AOCI. Because beginning of the year AOCI was low for the three-month periods ended April 30, 2023 and 2022, the quarterly amortization of AOCI was reduced compared to prior years.

Interest expense increased by $285,000 for the three months ended April 30, 2023 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed to finance seasonal working capital and an increase in the interest rate.

For the three months ended April 30, 2023 and 2022, the effective income tax rates were 23.5% and 5.3%, respectively. The change in effective tax rates for the three months ended April 30, 2023 was primarily due to the change in forecasted mix of income before federal and state income taxes and estimated permanent differences. The lower effective tax rate in prior year was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards.

Liquidity and Capital Resources

The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, during the fiscal year ended January 31, 2022, the Company experienced severe supply chain disruptions and labor availability and delivered orders later in the year. In the fiscal year ended January 31, 2023, the supply chain disruptions abated and the Company started to return to the more traditional seasonal cycle. The Company believes that traditional seasonal sales cycle has substantially returned for the quarter ended April 30, 2023, and will continue through the fourth quarter ending January 31, 2024.

Inventory increased by $19,343,000 at April 30, 2023, compared to April 30, 2022. The entire increase in inventory was attributable to increased quantity. The cost and valuation of inventory was stable. The quantity of inventory was increased in response to a material increase in unshipped sales orders (backlog). The majority of the backlog is scheduled for delivery during the traditional seasonal peak from June through August. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

Accrual basis capital expenditures for the three months ended April 30, 2023 were $1,300,000 compared to $627,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 per year by covenant.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Revolving Credit and Security Agreement with PNC Bank, which implemented certain changes to the Company’s credit facility with PNC Bank, including the extension of the final maturity date of the facility to April 15, 2027. Subsequent to the period ended April 30, 2023, the Company entered into Amendment No. 3 which increased the borrowing limit to $72.5 million during the peak seasonal period from June through August 2023. See Note 7. Debt of Notes to Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of April 30, 2023.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements
None.

Critical Accounting Policies and Estimates
The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

Forward-Looking Statements
From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2023, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2023, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2023. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “Form 10-K”), which was filed with the SEC on April 28, 2023. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

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

VIRCO MFG. CORPORATION
Date: June 12, 2023	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)