Form 10-Q
period 2023-07-31
VIRCO MFG CORPORATION
filed 2023-09-11
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2023

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,347,314 shares as of September 4, 2023.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2023	1/31/2023	7/31/2022
	(In thousands)

Assets
Current assets
Cash	$1,600	$1,057	$2,179
Trade accounts receivables, net	68,592	18,435	44,286
Other receivables	58	68	95
Income tax receivable	—	19	111
Inventories	71,853	67,406	61,228
Prepaid expenses and other current assets	2,228	2,083	2,068
Total current assets	144,331	89,068	109,967
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	686	686	653
Buildings and building improvements	51,441	51,310	51,456
Machinery and equipment	115,899	113,662	115,029
Leasehold improvements	977	983	1,012
Total property, plant and equipment	172,734	170,372	171,881
Less accumulated depreciation and amortization	137,392	135,810	136,973
Net property, plant and equipment	35,342	34,562	34,908
Operating lease right-of-use assets	8,285	10,120	12,115
Deferred tax assets, net	7,100	7,800	488
Other assets, net	9,279	8,576	8,051
Total assets	$204,337	$150,126	$165,529

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2023	1/31/2023	7/31/2022
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$27,854	$19,448	$27,290
Accrued compensation and employee benefits	10,983	9,554	6,873
Income tax payable	3,325	—	—
Current portion of long-term debt	32,256	7,360	22,736
Current portion operating lease liability	5,386	5,082	4,909
Other accrued liabilities	11,259	7,081	10,057
Total current liabilities	91,063	48,525	71,865
Non-current liabilities
Accrued self-insurance retention	934	1,050	1,436
Accrued pension expenses	10,827	10,676	15,238
Long-term debt, less current portion	14,261	14,384	14,504
Operating lease liability, less current portion	4,317	6,796	9,241
Other long-term liabilities	640	634	740
Total non-current liabilities	30,979	33,540	41,159
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,347,314 shares at 7/31/2023 and 16,210,985 at 1/31/2023 and 7/31/2022	164	162	162
Additional paid-in capital	121,030	120,890	120,684
Accumulated deficit	(36,539)	(50,631)	(62,582)
Accumulated other comprehensive loss	(2,360)	(2,360)	(5,759)
Total stockholders’ equity	82,295	68,061	52,505
Total liabilities and stockholders’ equity	$204,337	$150,126	$165,529

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2023	7/31/2022
	(In thousands, except per share data)
Net sales	$107,321	$82,797
Costs of goods sold	58,743	50,952
Gross profit	48,578	31,845
Selling, general and administrative expenses	27,324	20,671
Operating income	21,254	11,174
Unrealized (gain) loss on investment in trust account	(325)	305
Pension expense	161	196
Interest expense	1,083	698
Income before income taxes	20,335	9,975
Income tax expense	4,801	295
Net income	$15,534	$9,680

Net income per common share:
Basic	$0.95	$0.60
Diluted	$0.95	$0.60
Weighted average shares of common stock outstanding:
Basic	16,272	16,108
Diluted	16,294	16,108

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Six months ended
	7/31/2023	7/31/2022
	(In thousands, except per share data)
Net sales	$142,264	$114,881
Costs of goods sold	80,484	73,329
Gross profit	61,780	41,552
Selling, general and administrative expenses	41,838	35,122
Operating income	19,942	6,430
Unrealized (gain) loss on investment in trust account	(624)	305
Pension expense	322	391
Interest expense	1,795	1,125
Income before income taxes	18,449	4,609
Income tax expense	4,357	13
Net income	$14,092	$4,596

Net income per common share:
Basic	$0.87	$0.29
Diluted	$0.87	$0.29
Weighted average shares of common stock outstanding:
Basic	16,242	16,071
Diluted	16,257	16,071

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31/2023	7/31/2022
	(In thousands)

Net income	$15,534	$9,680
Other comprehensive income:
Pension adjustments	—	135
Net comprehensive income	$15,534	$9,815

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Six months ended
	7/31/2023	7/31/2022
	(In thousands)

Net income	$14,092	$4,596
Other comprehensive income:
Pension adjustments	—	270
Net comprehensive income	$14,092	$4,866

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2023	7/31/2022
	(In thousands)
Operating activities
Net income	$14,092	$4,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,455	2,259
Non-cash lease benefits	(340)	(265)
Provision for doubtful accounts	30	35
Amortization of debt issuance costs	55	69
Deferred income taxes	700	(89)
Stock-based compensation	252	406
Amortization of net actuarial loss for pension plans	—	270
Non-cash unrealized (gain) loss on investment	(624)	305
Surrender of life insurance policies	(95)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(50,187)	(26,552)
Other receivables	10	23
Inventories	(4,447)	(13,855)
Income taxes	3,346	43
Prepaid expenses and other current assets	(134)	(91)
Accounts payable and accrued liabilities	13,737	12,876
Net cash used in operating activities	(21,150)	(19,970)
Investing activities:
Capital expenditures	(2,795)	(1,524)
Purchases of marketable securities in trust accounts	—	(4,856)
Proceeds from sale of marketable securities in trust accounts	—	2,112
Proceeds from surrendering life insurance policies	—	2,744
Net cash used in investing activities	(2,795)	(1,524)
Financing activities:
Borrowing from long-term debt	35,688	28,352
Repayment of long-term debt	(10,915)	(5,625)
Payment on deferred financing costs	(175)	(200)
Tax withholding payments on share-based compensation	(110)	(213)
Net cash provided by financing activities	24,488	22,314

Net increase in cash	543	820
Cash at beginning of period	1,057	1,359
Cash at end of period	$1,600	$2,179

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2023	16,210,985	$162	$120,993	$(52,073)	$(2,360)	$66,722
Net income	—	—	—	15,534	—	15,534
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	—	—
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	149	—	—	149
Balance at July 31, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295

	Three-Month Period Ended July 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at May 1, 2022	16,102,023	$161	$120,745	$(72,262)	$(5,894)	$42,750
Net income	—	—	—	9,680	—	9,680
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	135	135
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	153	—	—	153
Balance at July 31, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505

	Six-Month Period Ended July 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net income	—	—	—	$14,092	—	14,092
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	—	—
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	252	—	—	252
Balance at July 31, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295

	Six-Month Period Ended July 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net income	—	—	—	$4,596	—	4,596
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	270	270
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	406	—	—	406
Balance at July 31, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2023
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The balance sheet at January 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

The following table presents a breakdown of the Company’s inventories as of July 31, 2023, January 31, 2023 and July 31, 2022:

	7/31/2023	1/31/2023	7/31/2022
	(In thousands)

Finished goods	$24,995	$25,740	$26,336
Work in process	29,081	25,303	19,138
Raw materials	17,777	16,363	15,754
Total inventories	$71,853	$67,406	$61,228

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

The Company has an operating lease for its corporate office and manufacturing and distribution facility located in Torrance, CA, currently with a remaining lease term through April 2025. The Company's lease terms include options to extend or terminate the lease only when it is reasonably certain that we exercise that option. The Company leases equipment under a 5-

year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments, among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The quantitative information regarding our leases is as follows:

	Three Months Ended		Six Months Ended
	7/31/2023	7/31/2022	7/31/2023	7/31/2022
	(In thousands, except lease term and discount rate)
Operating lease cost	$1,281	$1,288	$2,550	$2,615
Short-term lease cost	80	79	188	176
Sublease income	(10)	(10)	(20)	(20)
Variable lease cost	160	278	421	531
Total lease cost	$1,511	$1,635	$3,139	$3,302

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$2,890	$2,880
Right-of-use assets obtained in exchange for new lease liabilities			$364	$398
Weighted-average remaining lease term (years)			1.7	2.7
Weighted-average discount rate			6.36%	6.38%

Minimum future lease payments for operating leases in effect as of July 31, 2023, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2024	$2,902
2025	5,825
2026	1,564
2027	8
2028	—
Thereafter	—
Remaining balance of lease payments	10,299

Short-term lease liabilities	5,386
Long-term lease liabilities	4,317
Total lease liabilities	9,703

Difference between undiscounted cash flows and discounted cash flows	$596

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	7/31/2023	1/31/2023	7/31/2022
	(In thousands)
Revolving credit line	$42,012	$17,122	$32,502
Other	4,505	4,622	4,738
Total debt	46,517	21,744	37,240
Less current portion	32,256	7,360	22,736
Non-current portion	$14,261	$14,384	$14,504

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

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2.0 million. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of July 31, 2023.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $30.5 million was available for borrowing as of July 31, 2023. The interest rate range for outstanding loan balances during the quarter ended July 31, 2023 was 8.19% to 10.25%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $42.0 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4% per year and 20 years term. The outstanding amount under this note was $4.5 million as of July 31, 2023.

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

Management believes that the carrying value of debt approximated fair value at July 31, 2023, as all of the long-term debt bears interest at variable rates based on prevailing market conditions.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $390,000, $864,000 and $9,241,000 as of July 31, 2023, January 31, 2023 and July 31, 2022, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

For the three months ended July 31, 2023 and 2022, the effective income tax rates were 23.6% and 3.0%, respectively. For the six months ended July 31, 2023 and 2022, the effective income tax rates were 23.6% and 0.3%, respectively. The change in effective tax rates for the three and six months ended July 31, 2023 was primarily due to the change in forecasted mix of income before federal and state income taxes and estimated permanent differences. The effective tax rate for the three and six months ended July 31, 2022 was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards.

The January 31, 2018 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	7/31/2023	7/31/2022	7/31/2023	7/31/2022
	(In thousands, except per share data)

Net income	$15,534	$9,680	$14,092	$4,596

Weighted average shares of common stock outstanding - basic	16,272	16,108	16,242	16,071
Dilutive effect of common stock equivalents from equity incentive plans	22	—	15	—
Weighted average shares of common stock outstanding - diluted	16,294	16,108	16,257	16,071

Net income per share - basic	$0.95	$0.60	$0.87	$0.29
Net income per share - diluted	$0.95	$0.60	$0.87	$0.29

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month and six-month periods ended July 31, 2023, the Company granted 70,510 awards, vested 93,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2023, there were approximately 537,925 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statements of operations for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	7/31/2023	7/31/2022	7/31/2023	7/31/2022
	(In thousands)

Cost of goods sold	$28	$37	$56	$92
Selling, general and administrative expenses	121	116	196	314
Total stock-based compensation expense	$149	$153	$252	$406

As of July 31, 2023, there was $572,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 1 year.

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

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	7/31/2023	7/31/2022	7/31/2023	7/31/2022
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	360	299	720	597
Expected return on plan assets	(199)	(237)	(398)	(474)
Plan settlement	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	134	—	268
Benefit cost	$161	$196	$322	$391

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2023 and 2022, the plan held 1,415,111 shares and 1,221,095 shares of Virco stock, respectively. For the three-month period ended July 31, 2023 and 2022, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $319,000 and $322,000 respectively. For the six-month period ended July 31, 2023 and 2022, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $722,000 and $652,000 respectively.
.
Note 12. Warranty Accrual

The Company provides a warranty against all substantial defects in material and workmanship. The standard warranty offered on products sold through January 31, 2013 is ten years. Effective February 1, 2014 the Company modified its warranty to a limited lifetime warranty. The warranty was effective February 1, 2014, is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.

The following is a summary of the Company’s warranty-claim activity for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	7/31/2023	7/31/2022	7/31/2023	7/31/2022
	(In thousands)
Beginning balance	$600	$600	$600	$600
Provision	50	116	91	150
Costs incurred	(50)	(66)	(91)	(100)
Ending balance	$600	$650	$600	$650

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

Note 14. Delivery Costs

For the three months ended July 31, 2023 and 2022, shipping and classroom delivery costs of approximately $9,991,000 and $7,129,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the six months ended July 31, 2023 and 2022, shipping and classroom delivery costs of approximately $13,334,000 and $10,383,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-month and six-month periods ended July 31, 2023 and the comparable periods ended July 31, 2022 have been impacted by economic conditions driven by the COVID-19 pandemic and global supply chain disruptions. The impact of COVID-19 has been quite different during the current year compared to the prior years. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar but less pronounced cycle. The Company typically receives orders for projects several months in advance of delivery, while smaller orders for fill in or replacements are typically received 4-6 weeks prior to delivery.

During the months of June, July, and August of 2021, the Company was severely impacted by shortages of labor and materials. The Company delivered less than 40% of annual shipments during the traditional summer season. During the months of June, July, and August of 2022 the Company substantially returned to the traditional seasonal cycle and delivered approximately 47% of sales. For the three months of June, July, and August 2023 the Company believes that there has been a full return to the traditional seasonal summer peak. The Company began the three-month period of June, July, and August of 2023 with a larger backlog of orders for summer delivery, nearly $20 million of increased inventory (as of April 30, 2023) and adequate availability of both full time and temporary labor to service the summer delivery season.

During the quarter ended April 30, 2023, the Company had experienced a 10.4% increase in orders, most of which were for summer of 2023 delivery. During the quarter ended July 31, 2023 the Company experienced a 3.3% increase in orders. Year-to-date the Company experienced a 6.7% increase in orders. In addition, the Company started the current fiscal year with an order backlog that was approximately $18 million greater than the prior year. This caused the Company’s backlog of unshipped orders when entering the traditional seasonal period at April 30, 2023 compared to April 30, 2022 to increase by nearly $19 million to $104.6 million compared to $85.7 million. A significant portion of this order backlog is anticipated to be delivered during the months of June, July, and August 2023.

The significant increase in sales for the second quarter ended July 31, 2023 was attributable to the increase is order backlog going into the quarter, an $19 million increase in inventory at the beginning of the second quarter, and to the Company’s ability to service the increase in orders during the summer delivery window. The Company’s backlog of unshipped sales orders at July 31, 2023 declined by $7.2 million to $74.0 million compared to $81.2 million in the prior year.

Three Months Ended July 31, 2023

For the three months ended July 31, 2023, the Company earned pre-tax income of $20,335,000 on sales of $107,321,000 compared to a pre-tax income of $9,975,000 on sales of $82,797,000 in the prior year.

Sales for the second quarter increased by approximately $24,524,000 or 29.6%, compared to the same period in 2022. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after July 1, 2022 and January 1, 2023, and by the Company’s ability to service the traditional seasonal cycle.

Gross margin for the second quarter ended July 31, 2023 was 45.3% compared to 38.5% in the prior year. The increase in margin was attributable to the price increases discussed above, relatively stable commodity costs, and an increase in sales which include Virco full service. The increase in full service orders improves gross margin, but does require increased freight and service costs, which are included in selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended July 31, 2023 increased by approximately $6,653,000 and was slightly higher as a percentage of sales compared to the same period last year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense attributable to a larger portion of full service orders, increased variable selling expenses, and a provision for a management bonus based upon profitability.

Interest expense increased by $385,000 for the three months ended July 31, 2023 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2023 to finance seasonal working capital and an increase in interest rates.

For the three months ended July 31, 2023 and 2022, the effective income tax rates were 23.6% and 3.0%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards, which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended July 31, 2022. The increase in the effective tax rate for the second quarter ended July 31, 2023 was primarily due to the reversal of the valuation allowance at January 31, 2023.

Six Months Ended July 31, 2023

For the six-month period ended July 31, 2023 the Company earned a pre-tax profit of $18,449,000 on sales of $142,264,000 compared to a pre-tax profit of $4,609,000 on sales of $114,881,000 in the prior year. Sales increased by approximately $27,383,000 or 23.8%. The increase was attributable to an increase in beginning of year sales backlog, increased first quarter orders, a price increase for orders received after January 1, 2023 and July 1, 2022, and by the Company’s ability to service the traditional seasonal cycle.

Gross Margin for the first six months of fiscal 2024 was 43.4% compared to 36.2% in the prior year. The margin was affected by price increases on July 1, 2022 and January 1, 2023, combined with relatively stable costs for raw materials and labor expenses, and an increase in business which included Virco full service.

Selling, general and administrative expenses for the six months ended July 31, 2023 increased compared to the same period last year and decreased as a percentage of sales. The increase in selling, general and administrative expenses was attributable to an increase in orders which include Virco full service, increased variable freight and service expenses, variable selling expenses, and a provision for management bonus based upon profitability.

Interest expense increased by $670,000 for the six months ended July 31, 2023 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2023 to finance seasonal working capital and an increase in interest rates.

For the six months ended July 31, 2023 and 2022, the effective income tax rates were 23.6% and 0.3%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended July 31, 2022. The increase in the effective tax rate for the six months ended July 31, 2023 was primarily due to the reversal of the valuation allowance at January 31, 2023.

Liquidity and Capital Resources

The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. As discussed above, due to COVID-19, during fiscal 2021 and 2022 the Company incurred supply chain disruptions and labor shortages which adversely affected the Company’s ability to service the traditional summer delivery window. The Company believes that the Company’s ability to service the traditional seasonal sales cycle has returned and will continue through the remainder of this fiscal year.

Accounts Receivable increased by $24,306,000 at July 31, 2023 compared to the same period last year. The increase is attributable to increased sales in the quarter ended July 31, 2023.

Inventory increased by $10,625,000 at July 31, 2023 compared to July 31, 2022. The increase is primarily attributable to increased quantity. The increase in inventory was financed by increased borrowing under the Company’s line of credit with PNC Bank and increased vendor credit, which traditionally increases with increased purchases of materials.

Accrual basis capital expenditures for the six months ended July 31, 2023 were $3,235,000 compared to $1,839,000 for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8,000,000 per year by covenant.

The Company was in violation of its financial covenants under the Restated Credit Agreement as of January 31, 2022, due to an increase in the Company’s net loss primarily attributable to the effects of supply chain disruptions and labor shortages. On April 15, 2022, the Company entered into Amendment No. 2 to the Revolving Credit and Security Agreement with PNC Bank, which implemented certain changes to the Company’s credit facility with PNC Bank, including the extension of the final maturity date of the facility to April 15, 2027. On May 19, 2023, the Company entered into Amendment No. 3 which increased the borrowing limit to $72.5 million during the peak seasonal period from June through August 2023. See Note 7. Debt of Notes to Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of July 31, 2023.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2023, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2023, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2023. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended July 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10-b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement, effective as of May 5, 2023, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2023).

10.2
2019 Omnibus Equity Incentive Plan, amended and restated as of May 19, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2023).

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

VIRCO MFG. CORPORATION
Date: September 11, 2023	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)