Form 10-Q
period 2023-10-31
VIRCO MFG CORPORATION
filed 2023-12-08
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2023

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,347,314 shares as of December 4, 2023.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2023	1/31/2023	10/31/2022
	(In thousands)

Assets
Current assets
Cash	$4,887	$1,057	$2,175
Trade accounts receivables, net	33,029	18,435	28,028
Other receivables	27	68	102
Income tax receivable	—	19	106
Inventories	58,931	67,406	57,465
Prepaid expenses and other current assets	1,961	2,083	1,671
Total current assets	98,835	89,068	89,547
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	694	686	686
Buildings and building improvements	51,498	51,310	51,459
Machinery and equipment	116,695	113,662	114,762
Leasehold improvements	976	983	1,012
Total property, plant and equipment	173,594	170,372	171,650
Less accumulated depreciation and amortization	138,650	135,810	136,998
Net property, plant and equipment	34,944	34,562	34,652
Operating lease right-of-use assets	7,156	10,120	11,116
Deferred tax assets, net	7,031	7,800	160
Other assets, net	9,073	8,576	8,245
Total assets	$157,039	$150,126	$143,720

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2023	1/31/2023	10/31/2022
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$14,351	$19,448	$18,926
Accrued compensation and employee benefits	11,102	9,554	9,084
Income tax payable	3,130	—	—
Current portion of long-term debt	245	7,360	2,457
Current portion operating lease liability	5,465	5,082	4,985
Other accrued liabilities	7,339	7,081	7,767
Total current liabilities	41,632	48,525	43,219
Non-current liabilities
Accrued self-insurance retention	748	1,050	1,454
Accrued pension expenses	9,334	10,676	11,776
Long-term debt, less current portion	7,946	14,384	14,444
Operating lease liability, less current portion	2,933	6,796	8,028
Other long-term liabilities	657	634	771
Total non-current liabilities	21,618	33,540	36,473
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,347,314 shares at 10/31/2023 and 16,210,985 at 1/31/2023 and 10/31/2022	164	162	162
Additional paid-in capital	121,201	120,890	120,787
Accumulated deficit	(26,379)	(50,631)	(54,707)
Accumulated other comprehensive loss	(1,197)	(2,360)	(2,214)
Total stockholders’ equity	93,789	68,061	64,028
Total liabilities and stockholders’ equity	$157,039	$150,126	$143,720

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2023	10/31/2022
	(In thousands, except per share data)
Net sales	$84,252	$77,395
Costs of goods sold	46,041	46,618
Gross profit	38,211	30,777
Selling, general and administrative expenses	23,505	21,977
Operating income	14,706	8,800
Unrealized loss (gain) on investment in trust account	176	(220)
Pension expense	301	259
Interest expense	765	567
Income before income taxes	13,464	8,194
Income tax expense	3,304	319
Net income	$10,160	$7,875

Net income per common share:
Basic	$0.62	$0.49
Diluted	$0.62	$0.48
Weighted average shares of common stock outstanding:
Basic	16,347	16,211
Diluted	16,428	16,249

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2023	10/31/2022
	(In thousands, except per share data)
Net sales	$226,516	$192,276
Costs of goods sold	126,525	119,947
Gross profit	99,991	72,329
Selling, general and administrative expenses	65,343	57,099
Operating income	34,648	15,230
Unrealized (gain) loss on investment in trust account	(448)	85
Pension expense	623	650
Interest expense	2,560	1,692
Income before income taxes	31,913	12,803
Income tax expense	7,661	332
Net income	$24,252	$12,471

Net income per common share:
Basic	$1.49	$0.77
Diluted	$1.48	$0.77
Weighted average shares of common stock outstanding:
Basic	16,277	16,118
Diluted	16,334	16,136

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2023	10/31/2022
	(In thousands)

Net income	$10,160	$7,875
Other comprehensive income:
Pension adjustments (net of tax expense of $406 and $0 at October 31, 2023 and 2022, respectively)	1,163	3,545
Net comprehensive income	$11,323	$11,420

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2023	10/31/2022
	(In thousands)

Net income	$24,252	$12,471
Other comprehensive income:
Pension adjustments (net of tax expense of $406 and $0 at October 31, 2023 and 2022, respectively)	1,163	3,815
Net comprehensive income	$25,415	$16,286

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2023	10/31/2022
	(In thousands)
Operating activities
Net income	$24,252	$12,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,763	3,390
Non-cash lease benefits	(517)	(404)
Provision for doubtful accounts	45	60
Amortization of debt issuance costs	85	96
Deferred income taxes	363	239
Stock-based compensation	423	509
Defined pension plan settlement	372	64
Amortization of net actuarial loss for pension plans	3	405
Non-cash unrealized (gain) loss on investment	(448)	85
Surrender of life insurance policies	(95)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(14,639)	(10,319)
Other receivables	41	16
Inventories	8,475	(10,092)
Income taxes	3,167	51
Prepaid expenses and other current assets	133	306
Accounts payable and accrued liabilities	(3,150)	4,578
Net cash provided by operating activities	22,273	1,455
Investing activities:
Capital expenditures	(4,605)	(2,614)
Purchases of marketable securities in trust accounts	—	(7,280)
Proceeds from sale of marketable securities in trust accounts	—	4,536
Proceeds from surrendering life insurance policies	—	2,744
Net cash used in investing activities	(4,605)	(2,614)
Financing activities:
Borrowing from long-term debt	36,906	32,947
Repayment of long-term debt	(50,459)	(30,559)
Payment of deferred financing costs	(175)	(200)
Tax withholding payments on share-based compensation	(110)	(213)
Net cash (used in) provided by financing activities	(13,838)	1,975

Net increase in cash	3,830	816
Cash at beginning of period	1,057	1,359
Cash at end of period	$4,887	$2,175

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$178	$291
Cash paid during the year for interest	$2,223	$1,310
Cash paid during the year for income tax, net of refunds	$4,156	$65

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended October 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295
Net income	—	—	—	10,160	—	10,160
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	1,163	1,163
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	171	—	—	171
Balance at October 31, 2023	16,347,314	$164	$121,201	$(26,379)	$(1,197)	$93,789

	Three-Month Period Ended October 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at August 1, 2022	16,210,985	$162	$120,684	$(62,582)	$(5,759)	$52,505
Net income	—	—	—	7,875	—	7,875
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	3,545	3,545
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	103	—	—	103
Balance at October 31, 2022	16,210,985	$162	$120,787	$(54,707)	$(2,214)	$64,028

	Nine-Month Period Ended October 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net income	—	—	—	24,252	—	24,252
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	1,163	1,163
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	423	—	—	423
Balance at October 31, 2023	16,347,314	$164	$121,201	$(26,379)	$(1,197)	$93,789

	Nine-Month Period Ended October 31, 2022
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at February 1, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net income	—	—	—	12,471	—	12,471
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	3,815	3,815
Shares vested and others	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	509	—	—	509
Balance at October 31, 2022	16,210,985	$162	$120,787	$(54,707)	$(2,214)	$64,028

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2023
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2024. The balance sheet at January 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

The following table presents a breakdown of the Company’s inventories as of October 31, 2023, January 31, 2023 and October 31, 2022:

	10/31/2023	1/31/2023	10/31/2022
	(In thousands)

Finished goods	$20,587	$25,740	$24,173
Work in process	23,270	25,303	18,829
Raw materials	15,074	16,363	14,463
Total inventories	$58,931	$67,406	$57,465

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

The Company has an operating lease for its corporate office and manufacturing and distribution facility located in Torrance, California, currently with a remaining lease term through April 2025. The Company's lease terms include options to extend or terminate the lease only when it is reasonably certain that we exercise that option. The Company leases equipment under a 5-

year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. The Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments, among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The quantitative information regarding our leases is as follows:

	Three Months Ended		Nine Months Ended
	10/31/2023	10/31/2022	10/31/2023	10/31/2022
	(In thousands, except lease term and discount rate)
Operating lease cost	$1,278	$1,288	$3,828	$3,903
Short-term lease cost	119	113	307	289
Sublease income	(10)	(10)	(30)	(30)
Variable lease cost	252	16	673	547
Total lease cost	$1,639	$1,407	$4,778	$4,709

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$4,345	$4,306
Right-of-use assets obtained in exchange for new lease liabilities			$364	$469
Weighted-average remaining lease term (years)			1.5	2.4
Weighted-average discount rate			6.36%	6.34%

Minimum future lease payments for operating leases in effect as of October 31, 2023, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2024	$1,447
2025	5,825
2026	1,564
2027	8
2028	—
Thereafter	—
Remaining balance of lease payments	8,844

Short-term lease liabilities	5,465
Long-term lease liabilities	2,933
Total lease liabilities	8,398

Difference between undiscounted cash flows and discounted cash flows	$446

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	10/31/2023	1/31/2023	10/31/2022
	(In thousands)
Revolving credit line	$3,747	$17,122	$12,221
Other	4,444	4,622	4,680
Total debt	8,191	21,744	16,901
Less current portion	245	7,360	2,457
Non-current portion	$7,946	$14,384	$14,444

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

The other material terms of the Restated Credit Agreement are substantially the same as those of the original Credit Agreement, consisting of (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves and (ii) an equipment loan of $2.0 million. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of October 31, 2023.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $23.1 million was available for borrowing as of October 31, 2023. The interest rate for outstanding loan balances during the quarter ended October 31, 2023 was 10.00%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $3.7 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4% per year and 20 year term. The outstanding amount under this note was $4.4 million as of October 31, 2023.

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

Management believes that the carrying value of debt approximated fair value at October 31, 2023, as all of the long-term debt bears interest at variable rates based on prevailing market conditions ,except mortgage on a manufacturing building in Conway Arkansas at a fixed rate of 4% per year.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $255,000, $864,000 and $8,893,000 as of October 31, 2023, January 31, 2023 and October 31, 2022, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

For the three months ended October 31, 2023 and 2022, the effective income tax rates were 24.5% and 3.9%, respectively. For the nine months ended October 31, 2023 and 2022, the effective income tax rates were 24.0% and 2.6%, respectively. The change in effective tax rates for the three and nine months ended October 31, 2023 was primarily due to the change in forecasted mix of income before federal and state income taxes and estimated permanent differences. The lower effective tax rate for the three and nine months ended October 31, 2022 was primarily due to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards.

The January 31, 2018 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	10/31/2023	10/31/2022	10/31/2023	10/31/2022
	(In thousands, except per share data)

Net income	$10,160	$7,875	$24,252	$12,471

Weighted average shares of common stock outstanding - basic	16,347	16,211	16,277	16,118
Dilutive effect of common stock equivalents from equity incentive plans	81	38	57	18
Weighted average shares of common stock outstanding - diluted	16,428	16,249	16,334	16,136

Net income per share - basic	$0.62	$0.49	$1.49	$0.77
Net income per share - diluted	$0.62	$0.48	$1.48	$0.77

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1.0 million shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. There were no awards grant and vested during the three-month period ended October 31, 2023. During the nine-month period ended October 31, 2023, the Company granted 70,510 awards, vested 93,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2023, there were approximately 537,925 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statements of operations for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	10/31/2023	10/31/2022	10/31/2023	10/31/2022
	(In thousands)

Cost of goods sold	$28	$28	$84	$120
Selling, general and administrative expenses	143	75	339	389
Total stock-based compensation expense	$171	$103	$423	$509

As of October 31, 2023, there was $400,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 1 year.

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

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	10/31/2023	10/31/2022	10/31/2023	10/31/2022
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	106	298	826	895
Expected return on plan assets	(203)	(237)	(601)	(711)
Plan settlement	372	64	372	64
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	26	134	26	402
Benefit cost	$301	$259	$623	$650

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2023 and 2022, the plan held 1,404,774 shares and 1,250,468 shares of Virco stock, respectively. For the three-month period ended October 31, 2023 and 2022, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $356,000 and $333,000 respectively. For the nine-month period ended October 31, 2023 and 2022, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $1,078,000 and $985,000 respectively.
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

The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	10/31/2023	10/31/2022	10/31/2023	10/31/2022
	(In thousands)
Beginning balance	$600	$650	$600	$600
Provision	54	106	145	256
Costs incurred	(54)	(56)	(145)	(156)
Ending balance	$600	$700	$600	$700

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

Note 14. Delivery Costs

For the three months ended October 31, 2023 and 2022, shipping and classroom delivery costs of approximately $8,634,000 and $8,393,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the nine months ended October 31, 2023 and 2022, shipping and classroom delivery costs of approximately $21,968,000 and $18,776,000, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

On December 5, 2023, the Company’s Board of Directors declared a cash dividend for the Company’s fourth fiscal quarter of $0.02 on each outstanding share of common stock. The dividend is payable on January 10, 2024 to stockholders of record of the common stock as of the close of business on December 22, 2023. While the Company intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

In addition, the Board of Directors has authorized the repurchase of up to $5,000,000 of the Company’s common stock. Repurchases may be made at management’s discretion from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate, legal and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. The Company expects to utilize its existing cash and cash equivalents to fund repurchases under the share repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The results of operations for the three-month and nine-month periods ended October 31, 2023 and the comparable periods ended October 31, 2022 have been impacted by economic conditions driven by the COVID-19 pandemic and global supply chain disruptions. The impact of COVID-19 has been quite different during the current year compared to the prior years. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar but less pronounced cycle. The Company typically receives orders for projects several months in advance of delivery, while smaller orders for fill in or replacements are typically received 4-6 weeks prior to delivery.

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

During the quarter ended April 30, 2023, the Company had experienced a 10.4% increase in orders compared to the same quarter in 2022, most of which were for summer of 2023 delivery. During the quarter ended July 31, 2023, the Company experienced a 3.3% increase in orders compared to the same quarter in 2022. During a seasonally light third quarter ended October 31, 2023 the Company experienced a 25.0% increase in orders compared to the same quarter in 2022. During the first nine months of fiscal 2023, the Company experienced a 10.3% increase in orders compared to the same period in 2022. In addition, the Company started the current fiscal year with an order backlog that was approximately $18 million greater than the prior year. This caused the Company’s backlog of unshipped orders when entering the traditional seasonal period at April 30, 2023 compared to April 30, 2022 to increase by nearly $19 million to $104.6 million compared to $85.7 million. The largest portion of this increased backlog was delivered during the second quarter ended July 31, 2023 with the balance delivered during the third quarter ended October 31, 2023.

The increase in sales for the third quarter ended October 31, 2023 was attributable to improved on time delivery of orders and increased order rates during the third quarter. The Company’s backlog of unshipped sales orders at October 31, 2023 declined by $2.3 million to $42.5 million compared to $44.8 million in the prior year.

Three Months Ended October 31, 2023

For the three months ended October 31, 2023, the Company earned pre-tax income of $13.5 million on sales of $84.2 million compared to a pre-tax income of $8.2 million on sales of $77.4 million in the prior year.

Net sales for the third quarter increased by approximately $6.9 million or 8.9%, compared to the same period in 2022. The increase was attributable to an improvement in on-time deliveries during the traditional summer season and increased order rates during the third quarter.

Gross margin for the third quarter ended October 31, 2023 was 45.4% compared to 39.8% in the prior year. The increase in margin was attributable to the price increases, relatively stable commodity costs, and an increase in sales which include Virco full service. The increase in full-service orders improves gross margin, but does require increased freight and service costs, which are included in selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended October 31, 2023 increased by approximately $1.5 million but was slightly lower as a percentage of sales compared to the same period last year. The increase in selling, general and administrative expenses was attributable in part to increased variable freight and service expense attributable to a larger portion of full-service orders, and increased variable selling expenses.

Interest expense increased by $0.2 million for the three months ended October 31, 2023 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2023 to finance seasonal working capital and an increase in interest rates.

For the three months ended October 31, 2023 and 2022, the effective income tax rates were 24.5% and 3.9%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards, which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended October 31, 2022. The increase in the effective tax rate for the third quarter ended October 31, 2023 was primarily due to the reversal of the valuation allowance at January 31, 2023.

Nine Months Ended October 31, 2023

For the nine months ended October 31, 2023 the Company earned a pre-tax profit of $31.9 million on sales of $226.5 million compared to a pre-tax profit of $12.8 million on sales of $192.3 million in the prior year. Net sales increased by approximately $34.2 million or 17.8%. The increase was attributable to an increase in beginning of year sales backlog, increased order rates, a price increase for orders received after January 1, 2023 and July 1, 2022, and by the Company’s ability to service the traditional seasonal cycle.

Gross margin for the first nine months of fiscal 2024 was 44.1% compared to 37.6% in the prior year. The margin was affected by price increases on July 1, 2022 and January 1, 2023, combined with relatively stable costs for raw materials and labor expenses, and an increase in business which included Virco full service.

Selling, general and administrative expenses for the nine months ended October 31, 2023 increased by $8.2 million compared to the same period last year but decreased as a percentage of sales. The increase in selling, general and administrative expenses was attributable to an increase in orders which include Virco full service, increased variable freight and service expenses, and variable selling expenses.

Interest expense increased by $0.9 million for the nine months ended October 31, 2023 compared to the same period last year. The increase was primarily attributable to an increase in the amount borrowed in 2023 to finance seasonal working capital and an increase in interest rates.

For the nine months ended October 31, 2023 and 2022, the effective income tax rates were 24.0% and 2.6%, respectively. The lower effective tax rate in 2022 was due primarily to the recording of a valuation allowance needed for federal deferred tax assets and certain state net operating loss carryforwards which commenced in the fourth quarter of fiscal year ended January 31, 2022 and continued through the period ended October 31, 2022. The increase in the effective tax rate for the nine months ended October 31, 2023 was primarily due to the reversal of the valuation allowance at January 31, 2023.

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

Accounts receivable increased by $5.0 million at October 31, 2023 compared to the same period last year. The increase is attributable to increased sales in the quarter ended October 31, 2023.

Inventory increased by $1.5 million at October 31, 2023 compared to October 31, 2022. The increase is primarily attributable to increased cost, not increased quantity. The increase in inventory was financed by cash flow from operations. Traditional sources of financing, including borrowing under the Company’s line of credit with PNC Bank and vendor credit declined.

Accrual basis capital expenditures for the nine months ended October 31, 2023 were $4.1 million compared to $2.7 million for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8 million per year by covenant.

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

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of October 31, 2023.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2023, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2023, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2023. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended October 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, nor has the Company adopted or terminated a "Rule 10-b5-1 trading arrangement.".

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

VIRCO MFG. CORPORATION
Date: December 8, 2023	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)