Form 10-K
period 2024-01-31
VIRCO MFG CORPORATION
filed 2024-04-12
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2023 (the last business day of the registrant’s second fiscal quarter in 2023), was approximately $68.0 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ.
As of April 8, 2024, there were 16,347,314 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

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

Please note that this report includes trademarks of Virco, including, but not limited to, the following: ZUMA®, ZUMAfrd™, I.Q®, Virtuoso®, Classic Series™, Martest® 21, Lunada®, Plateau®, Core-a-Gator®, Future Access®, Sigma®, Metaphor®, Telos®, TEXT®, Parameter®, Tetra™, Sage™, Analogy® and Civitas®, Topaz®, PlanSCAPE®, Room to Move®, Sure Edge®, Solely for convenience, from time to time, we refer to our trademarks in this report without the ® and ™ symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our trademarks. In addition, other names and brands included in this report may be claimed by us as well or by third parties.

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2025, 2024 and 2023. relate to the fiscal years ending January 31, 2025, 2024, and 2023, respectively.

Item 1. Business

Introduction

Designing, producing, and distributing high-value furniture for a diverse family of customers is a 74-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. As the market for school furniture has evolved, the Company has developed significant selling and service capabilities. The Company employs interior designers, CAD layout specialists, and project management specialists to support its direct sales force. These resources utilize proprietary PlanSCAPE® software which enables our selling and service professionals to provide project management from design and layout to full-service campus delivery and set up. The Company manufactures a wide assortment of products offering the breadth and depth to furnish all areas of a campus, including mobile tables, mobile storage equipment, student and teacher desks, technology tables, 4-leg and mobile chairs and stools, activity tables, folding chairs and folding tables. Virco has worked with accomplished designers - such as Peter Glass and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the wide-ranging Plateau and Text Series; and the new Topaz Series.

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

New Products and Markets

Because the product needs and preferences of our customers continue to evolve - and in response to competitive furniture and equipment offerings from domestic and offshore suppliers - Virco maintains an active new product development program. We have worked with accomplished designers - such as Peter Glass and Bob Mills - to introduce exciting furniture and equipment solutions for contemporary applications. In addition to new product programs, our domestic factories allow the Company to respond to custom requests or modifications to existing product offerings made by our customers. Often these custom requests are incorporated into our product offering for all customers. Over the past few years, Virco has continued to leverage our most popular classroom products while also launching new products and expanding popular product lines and continuing to support customers with nearly endless options for color and finish customization.

Many of today’s modern classrooms are focusing on creating more dynamic, active, and flexible environments for their 21st Century learners. Virco has continued to innovate around its line of Healthy Movement furniture with flexible seating that takes movement and choice to a new level. The Room to Move ("R2M") Collection, introduced in fiscal 2018, is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move - empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker (available in Analogy, Sage, and ZUMA styles) provides a safe, durable, and ergonomic option for floor seating. The Choose to Move ("C2M") 4-Leg Chair, winner of the EDspaces Innovation in Seating Award and the A4LE LearningSCAPES Industry Partner Award, offers an empowering new twist on flexible seating with a patented mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M chair, the R2M Mobile Task Chair offers movement in all directions - front-to-back and side-to-side - as well as the mobility and adjustability of a task chair. All these products enable healthy movement and flexibility in the classroom while blending with existing Virco furniture. Given the success of our R2M products, we continue to support the collection with additions such as the Sage Floor Rocker with a padded seat which adds additional comfort and design appeal to the Virco Floor Rocker line. Our newest addition, the R2M Series Sit-to-Stand Workstation, adjusts up and down with a pneumatic height adjustment lever, easily transitioning from a sitting to standing position. Available in 3 styles - including Rectangle, Wedge, and Corner – along with multiple storage accessories, these mobile workstations open the classroom to new possibilities.

Virco’s 4000 and 5000 Series collaborative activity tables continue to fill the need for active, flexible spaces now offering expanded shapes, sizes and adjustable heights as well as a Floor Table Conversion Kit for the 4000 Series tables. The floor table provides a solution for allowing students to select flexible seating, including having a stable surface while sitting low to the ground. The 5000 Series also now includes stand-up height options to meet the need of more flexibility and choice in today’s classrooms. Our robust finish options include a broad selection of laminates, edge banding and frame choices to fit the needs of every classroom aesthetic.

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

Our newest collection, the Topaz Series®, was designed by Peter Glass and Bob Mills with teachers in mind. Combining sleek design with intelligent functionality to support modern learning environments, the collection offers a full classroom line that includes a teacher desk and accessory table, classroom cart, mobile bookcases, mobile storage, and two new sit-to-stand workstations ideal for both teachers and students.

As of January 31, 2024, the Company employed approximately 780 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas.

Subsequent to the dot com bust in early 2000 and again following the recession in 2008-2009, due to budgetary constraints, many schools reduced or eliminated central warehouses, janitorial services, and professional purchasing functions. As a result, fewer school districts now administer their own bids, and are more likely to use regional, state, or national contracts. A shift to site-based management combined with reductions in professional purchasing personnel has increased the reliance of schools on suppliers that provide for a variety of needs from one source rather than administering different vendor relationships for each item. In response to these changes, the Company has expanded both the products and the services it provides to its educational customers. Now, in addition to buying furniture Freight On Board ("FOB") Factory for export and sales to resellers, customers can purchase furniture for delivery to warehouses and school sites and can also purchase full-service furniture delivery that includes the delivery of the furniture in classrooms. Because the Company has been aggressively developing new furniture lines to enhance the range of products it manufactures - and by purchasing furniture and equipment from other companies for re-sale with Virco products - the Company is now able to provide “one-stop shopping” for all furniture, fixtures, and equipment ("FF&E") needs in our educational market.

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

The Company sells to thousands of customers and no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2024. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 64% of sales in fiscal 2024 and 2023. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two-year extensions at the sole discretion of the purchasing organization extending through 2026 if both options are exercised. The Company is currently in the first of the available two-year extensions. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

The Company’s education customers typically do not have logistic capabilities and approximately 80% of sales are FOB destination and include freight to customer. Approximately 50% of sales are “full service” and are FOB classroom and include turnkey set-up. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics and service to the ultimate customer. Nearly all of the Company’s out-bound freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season. Virco has a seasoned team of installation and project management professionals located throughout the country. These resources work with local agencies to provide classroom delivery and set up as required by customers.

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

In the years subsequent to China entering the World Trade Organization in 2001, many U.S. furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. The Company’s primary competition evolved from manufacturers of furniture to importers and distributors of furniture. During this same period, Virco elected to significantly reduce its work force, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. As recent global supply chain challenges have led to “reshoring, nearshoring, and friendshoring” of production or other modifications to supply chains, Virco has a comprehensive, established, and fully functioning manufacturing footprint in the United States. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources, supply chain disruptions, and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items, and typically provide superior delivery during the peak summer delivery season. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery.

Finally, management continues to hone Virco's ability to finance, manufacture, and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August. In fiscal 2024, the Company continues to return to the traditional seasonality and delivered approximately 49% of annual sales in June, July, and August. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

Virco's principal manufactured products include:

SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills has been a top seller since its launch. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; mobile task chairs and lab stools; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers and floor rockers. Virco continues to innovate around its line of healthy movement furniture with the Room to Move ("R2M") collection of flexible seating that take movement and choice to a new level. The R2M Collection is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move – empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker provides a safe, durable and ergonomic option for floor seating. The Choose to Move ("C2M") 4-leg Chair, winner of the EDspaces Innovation in Seating Award and the A4LE LearningSCAPES Industry Partner Award, offers an empowering new twist on flexible seating with a mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M Chair, the R2M Mobile Task Chair offers movement in all directions – front-to-back and side-to-side – as well as the mobility and adjustability of a task Chair. All R2M seating is offered in our ZUMA®, Sage™ and Analogy® Series. Sage™ line, originally designed to serve students in college, university, and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there is also a selection of Sage rockers and floor rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, mobile task chairs and lab stools, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives include the Parison Series for business, dining, and higher education; 120, 121 and 122 Series stools; the N2 Series, which was designed as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

TABLES - Our broad collection of tables offer solutions for K-12 classrooms and multi-use areas across the entire campus as well as serving higher learning, event, training and administrative spaces. Our 4000 and 5000 Series Activity Tables provide a broad range of shapes, sizes, and heights ideal for collaborative learning . Virco’s TEXT® table collection for learning environments - designed by Peter Glass and Bob Mills- features heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology-support and storage accessories. TEXT Tilt-Top Height Adjustable Table further expand Virco’s reach into the seminar, training room, and higher education markets by enhancing the functionality and flexibility of the table while strengthening the Virco and TEXT brands. The Tetra™ Series is a versatile collection of tables and student desks suitable for various environments. From classrooms to open-office spaces, the Tetra is simple enough to serve as an everyday workstation but can be customized to suit the needs of a fast-paced media lab or seminar training room. Lunada® tables, combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, make great choices for seminar, conference, and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction, and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco cafe tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Civitas tops and bases provide excellent furniture solutions for casual spaces where people gather. Virco’s Makerspace tables are designed specifically for hands-on learning environments most commonly found in vocational classes, makerspace areas and STEM / STEAM centered education. Designed for modern learning environments, Virco Butcher Block Tables feature thick-profile legs and a durable, hard maple surface with an easy to clean finish. Virco also carries traditional folding tables and office tables, as well as the technology tables and mobile tables described below.

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

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract Series now includes an optional bookrack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, Agile Combo models and Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. Many of our student desks offer stand-up height and adjustable height options to accommodate flexible classroom set-ups. For teachers, principals, and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators. Designed with teachers in mind, the Topaz Series Teacher Desks combine sleek design with intelligent functionality to support modern learning environments. The Topaz Series Teacher Desk is the anchor of the collection and is offered with single or double-pedestals and features generous storage as well as integrated wire management to conveniently keep wires out of the way for a clutter free workspace. A multi-functional smart drawer provides lockable storage, built-in power and USB ports for worry-free charging of digital devices. The unique tip-out drawer allows teachers to easily access mobile phones – all while being able to keep devices plugged in. With a seamless nesting design, the Accessory Table is a versatile companion to the Teacher Desk. It creates additional workspace for grading work, or easily transforms the space for one-on-one collaboration with students. Designed for multiple teaching styles, the Topaz Series Sit-to-Stand Workstations feature an easy-to-use pneumatic height adjustment and enables easily transition from seated, focused work to standing classroom instruction and everything else in-between.

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

LABORATORY FURNITURE - For biology and chemistry classes, and other school- and college-based lab settings, Virco offers a variety of wood and steel-based science tables. Virco manufactures the table bases of these items and equips them with specialty Chemsurf® and epoxy resin tops. Virco's ZUMA®, Sage™, Analogy®, N2, Telos®, Metaphor®, Classic Series™, and 3000 Series collections include pneumatically adjustable lab stools with high-range seat-height adjustment and a steel foot-ring. Virco also carries a selection of wood-frame science tables with Chemsurf and epoxy resin tops.

MOBILE FURNITURE - Cafeterias are perfect venues for the ever-popular Virco mobile tables - including a selection of oval mobile tables with attached benches or stools - while classrooms benefit from the spacious storage capacity of Virco mobile cabinets; additional mobile cabinet models with a magnetic marker back are available. ADA compliant Mobile Bench & Stool Tables were also introduced to the Virco line of mobile products to expand on our wheelchair accessible solutions. An array of Virco product lines includes mobile chairs for school settings and offices. Topaz Series Classroom Carts conveniently store, organize and transport all essentials for teachers and students alike. The Topaz Series Mobile Storage Solutions and Mobile Bookcases offer a variety of options for flexible and convenient storage for the classroom and beyond.

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

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2024 or 2023.

To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. The Company has a staff of interior designers to assist in designing engaging school environments, CAD layouts, our proprietary PlanSCAPE® software prepares detailed quotations and product specification along with detailed room-by-room installation plans, and project management for the delivery and set up of all capital acquisitions that fall under the FF&E line item of new school budget. Approximately 57% of the Company’s revenues in fiscal 2024 included this level of service and support. In addition to giving customers the option of purchasing Virco products utilizing our full-service offering, Virco provides two additional levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. Virco also offers Inside Delivery (to an inside location). The Company will sell furniture to dealers, distributors, and other resellers on FOB factory terms where the reseller provides service to the customer.

Customers

In the United States there are approximately 55 million students along with approximately 7 million teachers and support staff that can utilize Virco’s product offering. Virco's major customers include public and private educational institutions, charter schools, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2024 and January 31, 2023.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2024, the cost of commodities was relatively stable. In fiscal 2023, the cost of commodities was volatile, but the volatility dampened noticeably compared to fiscal 2022. Some commodities decreased in cost, but others increased, resulting in a net modest increase in cost. Subsequent to fiscal year end 2024, the Company is anticipating that the global sanctions on Russia and other geopolitical challenges may impact steel, plastic and fuel-related costs.

In addition to the raw materials described above, the Company purchases components used in the fabrication and assembly of furniture from a variety of overseas locations, primarily from China, and certain components from domestic suppliers. These components are classified as raw materials in the consolidated financial statements until such time that the components are consumed in a fabrication or assembly processes. These components are sourced from a variety of factories, none of which are owned or operated by the Company. Costs for these imported components can be volatile, impacted by tariffs, freight cost and availability, and price increases by the supplier.

The supply chain for components from China is typically interrupted for a short period of time each year during the Chinese New Year in January or February. As this is in a seasonally slow period of the Company’s business cycle and is predictable, it has not created supply chain disruptions.

In fiscal 2022, the Company has experienced supply chain disruption caused primarily by availability of freight from China to the United States. During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. Cost for ocean freight moderated during fiscal 2023, and by the end of the year had returned to more normal levels. Cost and availability of ocean freight was stable during 2024. While we currently do not believe there will be a recurrence of material supply chain disruptions, our suppliers in China may experience material disruptions in the future, whether due to COVID-19 or otherwise.

With respect to the Company's annual pricing contracts (or those contracts that have longer terms), the Company may have a limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts, allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company may not have the ability to increase prices on orders received prior to any announced price increases in commodities. Due to the intensely seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters of its fiscal year. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.

Seasonality

Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August, and shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. In fiscal 2022, due primarily to the COVID-19 pandemic, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and employee absences, and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2023, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August. In 2024 the Company continued to the traditional seasonality and delivered approximately 49% of annual sales in June, July, and August.

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

The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor and third party contractor are hired to supplement experienced warehouse, distribution and service personnel. More than 90% of the Company's freight is provided by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. The Company has secured sufficient warehouse capacity to accommodate our current needs, as well as anticipated future growth.

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

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers, which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artcobell, KI Inc., Steelcase, Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Moore Co., Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sell furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), Kay-Twelve, and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market, and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

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

Backlog

Sales order backlog at January 31, 2024 totaled approximately $48.5 million. Sales order backlog at January 31, 2023, totaled approximately $58.6 million. The sales order backlog was higher at January 31, 2023 due in large part to a significant number of orders received in January 2023 for delivery in the Company’s second quarter ended July 31, 2023. Substantially all of the 2023 backlog shipped in 2024. Substantially all of the current backlog is expected to ship during the fiscal year ending January 31, 2025.

Patents and Trademarks

In the last 15 years, the United States Patent and Trademark Office (“USPTO”) has issued to Virco more than 29 patents on its various new product lines. These patents cover various design and utility features in the ZUMA®, PARAMETER®, TOPAZ®, and TEXT® product families. These patents also cover the design and utility features in the new dynamic healthy movement products such as rocking chairs, floor rockers, and collaborative learning table shapes.

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

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 74 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital Resources

As of January 31, 2024, Virco and its subsidiaries employed 776 full-time employees across our facilities. Of this number, 604 are involved in manufacturing and distribution, 112 in sales and marketing and 60 in administration. None of our employees are unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May through August with smaller numbers immediately preceding and following these months.

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

Environmental Compliance and Government Regulation

Virco is subject to numerous federal, state and local environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as the discharge of materials into the environment, as well as handling, storage, transportation, and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals, or other releases of hazardous materials. In this context, Virco works diligently to remain in compliance with all such environmental laws and regulations, as these affect the Company's operations. Moreover, Virco has enacted policies for recycling and resource recovery that have earned repeated commendations, including: recognition by the California Department of Resources Recycling and Recovery

("CalRecycle") in 2012 and 2011 as a Waste Reduction Awards Program (“WRAP”) honoree; recognition by the United States Environmental Protection Agency in 2019 as a WasteWise Winner for reducing waste, in 2004 as a WasteWise Hall of Fame Charter Member, in 2003 as a WasteWise Partner of the Year, and in 2002 as a WasteWise Program Champion for Large Businesses; and recognition by the Sanitation Districts of Los Angeles County for compliance with industrial waste water discharge guidelines in 2008 through 2011.

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

During fiscal 2024, Virco derived approximately 4.7% of its revenues from customers located outside of the United States (primarily Canada).

During fiscal 2023, Virco derived approximately 4.4% of its revenues from customers located outside of the United States (primarily Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2024 and 2023, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2024, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2024	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	91	1990
Douglas A. Virtue (2)	President	65	2014
Robert E. Dose (3)	Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer	67	1995
J. Scott Bell (4)	Senior Vice President – Chief Operating Officer	67	2004
Patricia Quinones (5)	Senior Vice President – Chief Administrative Officer	60	2004
Bassey Yau (6)	Senior Vice President - Corporate Controller, Assistant Secretary and Assistant Treasurer	65	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 67 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 38 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 1995; has been employed by the Company for 33 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer.
(4)	Appointed in 2004; has been employed by the Company for 34 years and has served in a variety of manufacturing, safety, and environmental positions, Vice President - General Manager, Conway Division, and currently as Chief Operating Officer.
(5)	Appointed in 2004; has been employed by the Company for 31 years in a variety customer and marketing service positions, Vice President of Logistics, Marketing Services and Information Technology and currently as Chief Administrative Officer.
(6)	Appointed in 2004; has been employed by the Company for 26 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

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

In fiscal 2022, the cost of raw materials and components, including steel and plastic, was extremely volatile and unfavorably impacted our results of operations. In addition, the current conflict in Ukraine and global sanctions recently placed on Russia have increased the cost and negatively impacted the availability of fuel, plastic and other materials. In fiscal 2024 the cost of commodities was relatively stable. In fiscal 2023, the cost of commodities was volatile, but the volatility dampened noticeably compared to fiscal 2022.

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

The Company imports component parts from international sources (primarily China). During fiscal 2022, freight costs for containers from China increased by a factor of nearly eight. The cost of ocean freight declined during fiscal 2023, nearly returning to more typical levels and remained stable in 2024. Ongoing disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts on a cost-effective basis to support sales, particularly in the busy summer season, which could have an adverse effect on our sales and profitability. There can be no assurance that our suppliers in China will not experience material disruptions in the future, whether due to COVID-19 or otherwise.

The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 64% of Virco's sales in fiscal 2024 and 64% of Virco's sales in fiscal 2023 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

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

In fiscal 2022, the Company incurred material increases in commodity costs and shortages in commodity availability that were material and adversely impacted the results of operations. Both availability and volatility in cost moderated in fiscal 2024 and 2023. Total material costs for fiscal 2025, as a percentage of sales, could be higher than in fiscal 2024. The Company has increased list prices for its products in fiscal 2024 and 2025 in an effort to recover anticipated increases in material costs.

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

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws. Our ability to compete effectively with our competitors depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property. The degree of protection offered by the claims of the various patents, trademarks and service marks may not be broad enough to provide significant proprietary protection or competitive advantages to us, and patents, trademarks or service marks may not be issued on our pending or contemplated applications. In addition, not all of our products are covered by patents . It is also possible that our patents, trademarks, and service marks may be challenged, invalidated, cancelled, narrowed or circumvented. If we are unable to maintain the proprietary nature of our intellectual property with respect to our significant current or proposed products, our competitors may be able to sell copies of our products, which could adversely affect our ability to sell our original products and could also result in competitive pricing pressures.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our business is substantially dependent upon our computer systems, devices and networks to collect, process and store the data necessary to conduct most aspects of our business. We have developed and maintain a cybersecurity program, which includes people, processes, and technology aimed at defending our computer systems, devices and networks against increasingly sophisticated threats. Cybersecurity risk management is an integral part of our enterprise risk management program. Our cybersecurity risk management program is designed to align with industry best practices and is fundamentally based on the framework established by the National Institute of Standards and Technology (“NIST”) for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications and services provided by third parties. The NIST framework facilitates coordination across different departments of the Company and includes steps for assessing the severity of a cybersecurity threat, identifying the source of a threat, including whether the threat is associated with a third-party service provider, implementing countermeasures and mitigation strategies, and informing management and the Board of Directors of material cybersecurity threats, incidents, and impact.

Our cybersecurity team is under the direction of the Chief Operations Officer and VP of Technology and Information Security, who are responsible for assessing, deploying, and managing the cybersecurity risk management program. Recognizing the complexity and evolving nature of cybersecurity threats, the cybersecurity team engages with a range of independent third party experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. Our collaboration with these independent third parties includes regular threat assessments, such as penetration tests and table-top exercises, and consultation on security enhancements. In addition, the cybersecurity team provides training to applicable members and ongoing cybersecurity education. The Company also maintains cyber risk insurance to help cover costs associated with data breaches and cyberattacks. We evaluate and assess the capabilities of third-party service providers depending on the products and services provided and the potential for data exchange and technology risk. We also receive and review independent assessments of security threats from our major service providers.

We regularly assess, identify and manage our material risks from cybersecurity threats by employing the following:

•Identification of critical systems – we seek to identify which operational or information technology, if compromised or exploited, would result in operational disruption or data compromise. We aim to protect the entire environment at an enterprise level where practical, combined with additional layered, risk-based controls designed to safeguard against cybersecurity threats. This strategic, defense-in-depth, and risk-based approach to cybersecurity provides a methodology designed to identify, protect, detect, respond, and recover from cybersecurity incidents.

•Network segmentation – we use a combination of firewalls and routers to provide network segmentation seeking to provide us with network zone protection.

•Access controls – we leverage several security capabilities to attempt to enforce access, authorization and authentication to relevant systems, technology, and controls. A least-privilege methodology is applied for localized client workstations, servers, and applications. Security capabilities for access control include physical, administrative, and technical controls that combine to provide a defense-in-depth approach designed to protect our cyber assets from unauthorized use.

•Continuous monitoring, detection, and auditing – we employ various technologies, tactics, and procedures aimed to continuously monitor, baseline, and detect threats, and audit our network and systems. In addition, we use a combination of technology tools with outside managed security service providers designed to capture, analyze and respond to security anomalies.

•Patch management – we use a network vulnerability scanning tool that continually scans, and reports identified vulnerabilities in servers and workstations in certain networks. Vulnerability scanner reports are used to drive patching and remediation efforts and are also used as a tool to evaluate the effectiveness of efforts to seek to ensure patches are applied timely. Application and infrastructure subject matter experts subscribe to various third-party vendor security notifications to receive proactive notifications on, among other things, bugs, security flaws and mitigations, related to operational and information systems.

Cybersecurity Governance

Our Board of Directors oversees the execution of our cybersecurity strategy and the assessment of cybersecurity risks, along with the actions that we take seeking to mitigate and address those cybersecurity risks. The Board has delegated primary oversight of cybersecurity risks to the Executive Team and Lead Independent Director, who also reports material cybersecurity risk to the full Board of Directors as necessary. The Board of Directors is responsible for ensuring that management has processes in place that are designed to identify and evaluate cybersecurity risks to which the Company is exposed and implement programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management under the Chief Operations Officer and VP of Technology and Information Security are responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential risk exposures are monitored, implementing appropriate mitigation measures and maintaining cybersecurity programs. The Chief Operations Officer and VP of Technology and Information Security and cybersecurity team members are experienced information security professionals, many of whom hold professional certifications and many years of experience in the field.

The Chief Operations Officer and VP of Technology and Information Security receive periodic reports from the cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Appropriate procedures for communication to the Executive Team are also built into the incident response plan.

The Chief Operations Officer and VP of Technology and Information Security provide regular updates to the Executive Team and the full Board of Directors on the Company’s cybersecurity risk management program, material cybersecurity risks, and mitigation strategies. Management provides the Executive Team with cybersecurity reports that cover, among other topics, third-party assessments of the Company’s cybersecurity risk management program, developments in cybersecurity, and updates to the Company’s cybersecurity risk management program and mitigation strategies.

Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See "Item 1A. Risk Factors - Failure in our information technology and storage systems or cybersecurity incidents could adversely affect our business." for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

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

Conway, Arkansas

The Company owns 100 acres of land in Conway, Arkansas, containing 1.2 million sq. ft. of manufacturing, warehousing, and office space. This facility - which is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers - has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco's ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled. This facility and the underlying real estate, along with the rest of the Company’s assets, secure the Company’s obligations under its credit facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation common stock (trading symbol VIRC) is traded. As of March 31, 2024, there were approximately 140 registered stockholders of the common stock according to the Company's transfer agent records.

Dividend Policy

Our future dividend policy will be determined from time to time by our board of directors, taking into account the Company’s earnings and liquidity, among other factors. In addition, our Amended and Restated Credit Agreement with PNC Bank limits our ability to pay cash dividends to $3.0 million in the aggregate during any fiscal year, provided that no default or event or default shall have occurred or be continuing under the Credit Agreement or result from any such dividend. In addition, under the Credit Agreement we must demonstrate pro forma compliance with a fixed charge coverage ratio of not less than 1.20:1.00 for the most recent twelve-month period ending as of the fiscal quarter immediately preceding the date of such dividend.

The Company declared a quarterly dividend of $0.02 per share in the fourth quarter of fiscal 2024. Subsequent to year end, in the first quarter of fiscal 2025, the Company declared a dividend of $0.02 per share. While the Company intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Stock Repurchases

The Company did not repurchase any shares of its stock during the fourth quarter of fiscal 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 31, 2024, with respect to compensation plans under which our equity securities are authorized for issuance. There were no securities issued under equity compensation plans not approved by security holders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans - excluding securities reflected in column
Plan category	(#)	($)	(#)

Equity compensation plans approved by security holders	93,600	$4.40	537,925 (1)

(1) Represents the number of shares available for issuance as of January 31, 2024 under the Company’s 2019 Omnibus Equity Stock Incentive Plan. No shares remain available for issuance under the Company’s 2011 Stock Incentive Plan.

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

During fiscal 2022, 2023, and 2024 order rates recovered. Initially, the Company has difficulty sourcing adequate new permanent and temporary workers. The Company remedied this by providing significant raises to its hourly work force, and for fiscal years 2023 and 2024 our ability to support the seasonal business model returned to pre-COVID capabilities.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company purchases coils of steel, plastic resin, particle board, and other raw materials and fabricated finished goods for the education market . The Company markets and sells direct to the schools and provides project management and logistics. The Company primarily sells to schools FOB destination, with approximately 80% of sales delivered FOB classroom destination.

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

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 74 years and over this time developed products to address a variety of classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of products requested by educators. In fiscal 2021 we experienced an increase in the demand for individual desks. In fiscal 2022, demand began to return to products supporting collaborative learning. This trend continued through fiscal 2023 and 2024. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The educational sales market is extremely seasonal. Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered slightly less than 40% of sales during June, July, and August. In fiscal 2023, approximately 47% of the Company's total sales were delivered in June, July, and August. In fiscal 2024, approximately 49% of the Company's total sales were delivered in June, July, and August.

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

We believe that a significant majority, approximately 80-85%, of a typical school's operating budget is for the salaries and benefits for school teachers and administrators. Increasing costs for medical insurance, combined with pressures from unfunded post-retirement medical and pension obligations reduces funds available for other purposes . In response to these budgetary pressures, schools typically elect to retain teachers and spend less on repairs, maintenance, and replacement furniture, which in turn reduces the demand for, and sales of, the Company's products.

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

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood, and energy. The majority of the Company's sales are generated under annual contracts in which the Company can raise the price of its products once every six months and only on future orders. If the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In fiscal 2023, the cost of commodities was volatile, but not as severe as experienced in 2022. Increased selling prices covered increases in commodity prices during fiscal 2023. In 2024, the Company increased selling prices in anticipation of additional cost increases. The cost of materials in 2024 were reasonably stable compared to the volatility in prior years – especially the years impacted by COVID.

Approximately 80% of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.

For the year ending January 31, 2025 ("fiscal 2025"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to steel, plastic, and other raw materials, transportation, and energy.

While the Company anticipates challenging economic conditions to continue to impact its core customer base in the near term, there are certain underlying demographics, customer responses and changes in the competitive landscape that provide opportunities. First, the underlying demographics of the student population are relatively stable compared to the volatility of school budgets and the related impact on furniture and equipment purchases. This volatility is attributable to the financial health of the school systems. Virco management believes that there is a pent-up demand for quality school furniture (though it is unclear when and to what extent that pent-up demand will be converted into a meaningful increase in purchases). Second, management believes that parents and voters will make quality education an ongoing priority for future government spending. The disruption related to COVID-19 school closures reinforced the need for learning in classroom settings. Third, many schools have responded to the budget strains by reducing their support infrastructure. This change provides opportunities to provide services to schools, such as project management for new or renovated schools, delivery to individual school sites rather than truckload deliveries to central warehouses, and delivery of furniture into classrooms. Moreover, this change offers opportunities for Virco to promote its complete product assortment which allows one-stop shopping as opposed to sourcing furniture needs from a variety of suppliers. Fourth, many suppliers previously shut down or dramatically curtailed their domestic manufacturing capabilities, making it difficult for competitors to adapt to dynamic fluctuations in demand or provide custom colors or finishes during a narrow seasonal summer delivery window when they are reliant upon a supply chain extending to Asia or elsewhere. Meanwhile, Virco has continued to invest in automation at its domestic manufacturing facilities, adding flat metal forming processes to its manufacturing capabilities and bringing production into its factories of items formerly sourced from other suppliers (both domestic and international). Domestic production facilitates our product development process, enabling the Company to more rapidly develop new products, release extensions of product families, and offer customized variants of our product offerings. Virco views its domestic factories as a strategic resource for providing its customers with timely delivery of a broad selection of colors, finishes, laminates, and product styles. Finally, many of our domestic competitors, especially small dealerships, may be undercapitalized and less capable of supporting the significant seasonal nature of our business. We believe that our financial strength, which allows us to build material quantities of inventory in advance of the summer delivery season, is a significant competitive advantage.

Critical Accounting Policies and Estimates

This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates. On an ongoing basis, management evaluates estimates, including those related to valuation of inventory and related excess and obsolete inventories, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1, Business”, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:

Slow-Moving and Obsolete Inventories: Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis (“FIFO”)) and includes material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, not style, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

While we believe that adequate adjustments for inventory obsolescence have been made in the consolidated financial statements, our obsolescence adjustments calculations contain estimates that require management to make assumptions based on several factors, including market conditions, the selling environment, historical results, supply-chain environment, current inventory trends and customer behavior. There have been no changes to our policies for establishing adjustments throughout the year, and we do not expect significant changes to our historical obsolescence levels. A 10% increase in our year-end inventory adjustments would decrease our net income by approximately $480,000, on an after-tax basis. The net income would increase by similar amounts if the inventory adjustments was to decrease by a comparable percentage. As of January 31, 2024 and January 31, 2023, our inventory obsolescence adjustments were $6.0 million and $5.0 million, respectively, representing 10.8% and 7.8%, respectively, of our inventories on a FIFO basis.

Self-Insured Retention: For fiscal 2024 and 2023, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto and general liability losses up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4% for fiscal 2024 and fiscal 2023. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation and auto losses (including IBNR) were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2025 will be comparable to the retention levels for fiscal 2024.

Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the two plans using the following discount rates for the fiscal years ended January 31:

	2024	2023
Employee Plan	5.15%	4.85%
VIP Plan	5.20%	4.85%

Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.0% return on plan assets for 2024 and 6.0% for fiscal 2023. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.

Because the plans have been frozen for many years, there is no service cost related to the plans. In the current year, the Plan purchased approximately $5.0 million of annuities for retired employees. In the current and prior years, due to a large number of lump-sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. The Company incurred settlement costs in the third and fourth quarters of fiscal 2024 and the third, and fourth quarters of fiscal 2023.

Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $3.0 million and increase pension expense by approximately $350,000. A one percent decrease in return on Plan assets would increase pension expense by $160,000 and have no impact on retirement obligations. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.

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

During the fiscal year ended January 31, 2023, the Company was profitable and returned to a cumulative 3-year profit in the fourth quarter. During the fourth quarter of the fiscal year ended January 31, 2023, the Company concluded a fiscal year that demonstrated strong growth in order rates, revenue, pricing, and gross margin. In addition, a very strong level of sales orders received in the fourth quarter ended January 31, 2023, for shipment in the fiscal year ending January 31, 2024, resulted in a backlog of unshipped sales orders that was $17.7 million greater than the prior year ended January 31, 2022 and $34.4 million more than the average year-end backlog for the prior 5 years. Based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and the valuation allowance against the majority of the net deferred tax assets was reversed.

At January 31, 2024, the Company recorded a partial valuation allowances of $251,000 on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2024, was a decrease of $613,000. At January 31, 2024, the Company has no NOL for U.S. federal tax purposes and $9.0 million for state income tax purposes, expiring at various dates through January 31, 2042.

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

Results of Operations (fiscal 2024 vs. 2023)

Financial Highlights

The Company earned a pre-tax profit of $29.2 million on net sales of $269.1 million for fiscal 2024, compared to pre-tax profit of $8.0 million on net sales of $231.1 million in fiscal 2023, an improvement of $21.2 million. Net income per diluted share increased to $1.34 for fiscal 2024, compared to $1.02 per diluted share in the prior year. Cash flow provided by operations was $27.0 million in fiscal 2024, compared to cash used in operations of $3.8 million in fiscal 2023.

Net Sales

Virco's net sales increased by 16.5% in fiscal 2024 to $269.1 million compared to $231.1 million in fiscal 2023. The increase in net sales was attributable to an increase in selling prices combined with a comparable increase from unit volume.

Virco’s order rates and sales volume were severely impacted by COVID-19. In fiscal 2021, the Company incurred approximately a 20% reduction in sales orders and sales volume. This reduction was in large part due to the closure of schools throughout the nation. In fiscal year 2022, many schools reopened during the Company’s first quarter, and virtually all schools reopened by the beginning of the Company’s third quarter. During fiscal 2022 order rates increased by approximately 40% compared to the prior year. In fiscal 2023 the Company continued to benefit from increased order rates, with sales orders increasing by more than 13%. In fiscal 2024 order rates increased by approximately 6%. The Company believes that order rates have now substantially recovered from the impact of COVID. Orders for furniture which included full service classroom delivery increased relative to total sales as schools increasingly rely on Virco to provide logistics and turn key site support.

For fiscal 2025, the lingering effect of the COVID-19 pandemic and related generosity of federal support is continuing to create uncertainty as state and local government budgets may be adversely impacted. The Company has effectively increased selling prices under its largest contracts to recover volatile commodity, energy, freight, and labor costs. The Company does not anticipate material margin growth as recent price increases have restored profitability. As we have gone through this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with emphasis on product quality, product selection, and service. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. To increase or maintain market share during fiscal 2025, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year may continue to be impacted by global events.

Cost of Sales

Cost of sales was 56.9% of net sales in fiscal 2024 and 63.1% of net sales in fiscal 2023. The decrease in cost of sales as a percentage of sales was attributable to a variety of factors, but primarily due to increased selling prices combined with an increase in orders requiring full service. Full service orders typically generate greater margins, but also result in increased service costs which are included in selling, general, and administrative expenses.

The material portion of our costs as a percentage of sales was 34.7% of net sales in fiscal 2024 and 39.2% of net sales in fiscal 2023. This was primarily due to price increases in 2023 and 2024 combined with relatively stable commodity costs. Direct labor costs decreased slightly as a percentage of sales. Overhead costs as a percentage of sales increased, primarily due to reduced levels of production. The Company reduced production levels in order to control inventory levels and partly due to stabilized supply chain conditions.

During fiscal 2025, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy, and tariffs due to potential macroeconomic events, including global economic sanctions and the lingering effect of the global pandemic caused by COVID-19. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2025. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses (SG&A) for fiscal 2024 increased by $9.5 million to $84.2 million from $74.7 million but decreased as a percentage of net sales to 31.3% in fiscal 2024 from 32.3% in fiscal 2023. The increase in SG&A was primarily attributable to variable service expenses and variable selling expenses.

Pension expense increased due to Plan settlement expenses. Interest expense was $700,000 higher in fiscal 2024 compared to fiscal 2023 because of increased levels of seasonal borrowing and higher interest rates.

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

During fiscal 2023, the Company was profitable and benefited from continued growth in order rates, growth in sales volume, and improvements in gross margin. The Company utilized a material portion of its federal and certain state net operating loss carryforwards ("NOL") in fiscal 2023 and anticipated that all federal NOL could be utilized by the end of fiscal 2024. During the fourth quarter of the fiscal year ended January 31, 2023, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and a valuation allowance was reversed against the majority of the net deferred tax assets, resulting in a net change in valuation allowance of $10.5 million.

During fiscal 2024 the Company utilized all of its federal NOL’s and a significant portion of its state NOL’s. The effective tax rate for 2024 is more representative of rates that will affect fiscal 2025.

Valuation allowances of $251,000 are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. At January 31, 2024, the Company has no operating loss carryforwards for U.S. federal, and $9.0 million for state income tax purposes, expiring at various dates through January 31, 2042.

Cash Flows

The following table shows summary cash flows information for the fiscal years ended January 31, 2024 and 2023:

	Year ended January 31,
	2024	2023
	(In thousands)

Net cash provided by (used in) operating activities	$26,960	$(3,788)
Net cash used in investing activities	$(4,759)	$(3,332)
Net cash (used in) provided by financing activities	$(17,972)	$6,818
Net increase (decrease) in cash	$4,229	$(302)

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash provided in operations increased by $30.7 million for the fiscal year ended January 31, 2024. This improvement is primarily attributable to improved profitability (pre-tax as prior year income included an adjustment to deferred tax valuation) combined with a reduction in inventory. The prior year was adversely affected by an increase in inventory due to a large order received in the fourth quarter combined with a recovery from supply chain issues incurred in 2022.

Investing activities. Investing activities include two distinct categories. Financial transactions are related to the purchase or sale of investments held in the Rabbi Trust which funds and secures employee benefits related to the non-qualified VIP pension and Split Dollar Life Insurance programs. The net investing activity from these transactions were immaterial. Our net investments primarily consist of investments in our factories and technology to support our business activities. Net investment activities were lower than typical for the fiscal year ended January 31, 2023 due to reduced business activity related to the COVID-19 pandemic and the related time lag in receiving new machinery. Capital expenditures have been financed using borrowings under our line of credit with PNC Bank. There were no material commitments for capital expenditures as of January 31, 2024.

Financing activities. Our financing activities primarily consist of the proceeds and repayments of borrowings under our line of credit with PNC Bank. Due to the seasonal nature of our business, the Company typically borrows material amounts under the line to finance seasonal building of inventory and financing of accounts receivable. The Company typically repays the seasonal borrowings at the conclusion of the summer busy season. In fiscal 2024 the Company materially reduced its year end borrowings under the line of credit, primarily due to cash flows from operations.

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

In fiscal 2023, the cost of commodities was volatile, but not as severe as years during the peak of COVID. During fiscal 2024 the cost of commodities was reasonably stable.

For fiscal 2025, the Company anticipates continued volatility in costs, particularly with respect to imported components from China, freight from China, certain raw materials including steel, transportation, energy, and potential impacts of escalating labor costs. Anticipated adverse volatility for fiscal 2025 could be severe in light of global supply chain and economic sanctions, tariffs imposed or threatened on imported commodities and other disruptions affecting our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee compensation and benefit costs. The Company has renewed health insurance contracts for its employees through December 2024, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2025. Due to current economic conditions, the Company anticipates increased price competition in fiscal 2025 and may not be able to raise prices further in response to increased commodity costs without risk of losing market share. As a portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.

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

As part of Virco's efforts to address seasonality, financial performance, and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse, and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2024 and 2023.

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

Line of Credit

As the capital required for the summer season generally exceeds cash available from operations, Virco has historically relied on third-party bank financing to meet seasonal cash flow requirements. On December 22, 2011, the Company and Virco Inc., a wholly owned subsidiary of the Company (“Virco” and, together with the Company, the “Borrowers”) entered into a Revolving Credit and Security Agreement (“Restated Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”).

The Restated Credit Agreement as currently in effect provides the Borrowers with a secured revolving line of credit (“Revolving Credit Facility”) of up to $65.0 million, with seasonal adjustments to the credit limit (up to $70.0 million during the months of June, July and August 2024) and subject to borrowing base limitations and includes a sub-limit of up to $3.0 million for issuances of letters of credit. In addition, the Restated Credit Agreement provides an inventory sublimit of $35.0 million and Assemble-to-ship (“ATS”) inventory sublimit of $15.0 million during the months of May through August 2024, and an Equipment Line for purchases of equipment of up to $2.0 million. The Revolving Credit Facility is an asset-based line of credit that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million for the period from December to July of each year minus undrawn amounts of letters of credit and reserves. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The scheduled maturity date of the Restated Credit Agreement is April 15, 2027, at which point the principal amount outstanding under the Restated Credit Agreement and any accrued and unpaid interest is due and payable, subject to certain prepayment penalties upon earlier termination. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments, and certain other conditions.

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Restated Credit Agreement) or the Eurodollar Currency Rate (as defined in the Restated Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the adjusted EBITDA (as defined in the Restated Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Restated Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2024 was 10.5%.

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

The Restated Credit Agreement contains a clean-down provision that requires the Company to reduce borrowings under the line of credit to less than $10.0 million for a period of 30 consecutive days during the Company’s fourth fiscal quarter of each fiscal year. The clean-down provision allows the Company to maintain the minimum outstanding balance of $10.0 million to be carried on an uninterrupted period extending beyond one year and ultimately due at the scheduled maturity. The Company believes that normal operating cash flow will continue to allow it to meet the clean-down requirement with no adverse impact on the Company's liquidity.

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

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $30.0 million and $12.9 million were available for borrowing as of January 31, 2024 and 2023, respectively.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of approximately $5.0 million for fiscal 2025. Our Revolving Credit Facility with PNC Bank provides a $2.0 million line for equipment and covenants allow for anticipated capital expenditures for fiscal 2025.

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

Because the plans have been frozen since 2003, there is no service cost related to the plans. In past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to “de-risk” the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. With the recent increase in interest rates the Company was able to purchase approximately $5.0 million of annuities in the third quarter ended October 31, 2023, resulting in a settlement charge in that quarter. In the future, the Company may purchase additional annuities from third parties to further de-risk the Plan. The Company incurred settlement costs in the third and fourth quarters of fiscal 2024. The Company incurred settlement costs in the third, and fourth quarters of fiscal 2023. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006 and to minimize PBGC related expenses. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $676,000 and $595,000 in fiscal 2024 and 2023, respectively.

Contributions during fiscal 2025 will depend upon actual investment results and benefit payments but are anticipated to be less than $0.5 million. At January 31, 2024, accumulated other comprehensive loss of approximately $1.3 million, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2024, a 1% reduction in investment return would have increased expense by approximately $163,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $3.0 million and increase pension expense by approximately $352,000.

Stockholders' Equity

Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company paid four quarterly cash dividends of $0.015 per share in 2018.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122.0 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2024 reflects additional paid-in capital of approximately $121.0 million and accumulated deficit of approximately $29.0 million. The majority of the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.

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

Contingent Liabilities

In fiscal 2024 and 2023,the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30.0 million. For the insurance year beginning April 1, 2024, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2024 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. As of January 31, 2024, the Company has incurred no significant workers compensation claims related to COVID-19. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company did not enter into any material off-balance sheet arrangements during fiscal 2024, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2024.

New Accounting Pronouncements

See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Virco Mfg. Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation (the “Company”) as of January 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of slow-moving and obsolete inventories

As described in Note 1 to the financial statements, the Company’s inventories balance was $58.4 million as of January 31, 2024. Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. The valuation adjustments of slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs.

We identified the auditing of the inventory valuation of slow-moving and obsolete inventories as of January 31, 2024 as a critical audit matter. The Company’s determination of the valuation of slow-moving and obsolete inventory required a high degree of management judgment and subjectivity, which in turn led to especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

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

•Testing the reasonableness of management’s assumptions used in determining the valuation of slow-moving and obsolete inventories by:

◦Performing a retrospective review to assess management’s estimated percentages by comparing the prior years’ inventories to current year’s consumption and sales.

◦Performing a sensitivity analysis to determine the percentage increase or decrease that would materially impact the value recorded.

/s/ Moss Adams LLP

Los Angeles, California

April 12, 2024

We have served as the Company's auditor since 2022.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2024	2023
	(In thousands, except share and par value data)

Assets
Current assets
Cash	$5,286	$1,057
Trade accounts receivables (net of allowance of $200 at January 31, 2024 and 2023)	23,161	18,435
Other receivables	20	68
Income tax receivable	—	19
Inventories	58,371	67,406
Prepaid expenses and other current assets	2,188	2,083
Total current assets	89,026	89,068
Property, plant, and equipment
Land	3,731	3,731
Land improvements	694	686
Buildings and building improvements	51,576	51,310
Machinery and equipment	114,400	113,662
Leasehold improvements	523	983
Total property, plant, and equipment	170,924	170,372
Less accumulated depreciation and amortization	136,356	135,810
Net property, plant, and equipment	34,568	34,562
Operating lease right-of-use assets	6,508	10,120
Deferred income tax assets	6,634	7,800
Other assets	9,709	8,576
Total assets	$146,445	$150,126
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2024	2023
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$12,945	$19,448
Accrued compensation and employee benefits	10,880	9,554
Income tax payable	145	0
Current portion of long-term debt	248	7,360
Current portion of operating lease liability	5,744	5,082
Other accrued liabilities	8,570	7,081
Total current liabilities	38,532	48,525
Non-current liabilities
Accrued self-insurance	650	1,050
Accrued retirement benefits	9,429	10,676
Income tax payable	128	79
Long-term debt, less current portion	4,136	14,384
Operating lease liability, less current portion	1,829	6,796
Other long-term liabilities	562	555
Total non-current liabilities	16,734	33,540
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,347,314 shares in 2024 and 16,210,985 shares in 2023	164	162
Additional paid-in capital	121,373	120,890
Accumulated deficit	(29,048)	(50,631)
Accumulated other comprehensive loss	(1,310)	(2,360)
Total stockholders’ equity	91,179	68,061
Total liabilities and stockholders’ equity	$146,445	$150,126
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Income

	Years ended January 31,
	2024	2023
	(In thousands, except per share data)

Net sales	$269,117	$231,064
Costs of goods sold	153,059	145,723
Gross profit	116,058	85,341
Selling, general, and administrative expenses	84,181	74,697
Operating income	31,877	10,644
Unrealized gain on investment in trust account	(1,050)	(194)
Pension expense	1,008	816
Interest expense, net	2,679	1,979
Income before income taxes	29,240	8,043
Income tax expense (benefit)	7,330	(8,504)
Net income	$21,910	$16,547

Cash dividends declared per common share:	$0.02	$—

Net income per common share:
Basic	$1.34	$1.03
Diluted	$1.34	$1.02
Weighted average shares outstanding:
Basic	16,295	16,142
Diluted	16,388	16,192

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income

	Years ended January 31,
	2024	2023
	(In thousands)

Net income	$21,910	$16,547
Other comprehensive income
Pension adjustments (net of $365 tax expense in 2024 and $1,310 tax expense in 2023)	1,050	3,669
Comprehensive income	$22,960	$20,216

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at January 31, 2022	16,102,023	$161	$120,492	$(67,178)	$(6,029)	$47,446
Net income	—	—	—	16,547	—	16,547
Pension adjustments, net of tax effect of $1,310	—	—	—	—	3,669	3,669
Shares vested	108,962	1	(214)	—	—	(213)
Stock compensation expense	—	—	612	—	—	612
Balance at January 31, 2023	16,210,985	162	120,890	(50,631)	(2,360)	68,061
Net income	—	—	—	21,910	—	21,910
Pension adjustments, net of tax effect of $365	—	—	—	—	1,050	1,050
Cash dividends	—	—	—	(327)	—	(327)
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	595	—	—	595
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2024	2023
	(In thousands)
Operating activities
Net income	$21,910	$16,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,097	4,542
Amortization of debt issuance costs	115	122
Non-cash lease income	(694)	(543)
Provision for doubtful accounts	—	56
(Gain) loss on sale of property, plant and equipment	4	(2)
Deferred income taxes	800	(8,711)
Stock-based compensation	595	612
Defined benefit plan, recognized net loss due to settlements	375	70
Amortization of net actuarial (gain) loss for pension plans	(4)	437
Decrease in non cash surrender value of life insurance policies	(14)	(78)
Non cash gain on investment	(1,050)	(194)
Surrender of life insurance policies	(634)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,726)	(720)
Other receivables	48	50
Inventories	9,035	(20,033)
Income taxes	213	141
Prepaid expenses and other current assets	(94)	(106)
Accounts payable and accrued liabilities	(4,016)	4,022
Net cash provided by (used in) operating activities	26,960	(3,788)
Investing activities
Purchases of property, plant and equipment	(5,248)	(3,332)
Purchases of marketable securities in trust accounts	—	(7,280)
Proceeds from sale of marketable securities in trust accounts	—	4,536
Proceeds for surrendering life insurance policies	489	2,744
Net cash used in investing activities	(4,759)	(3,332)
Financing activities
Proceeds from long-term debt	42,036	49,579
Repayment of long-term debt	(59,396)	(42,348)
Tax withholding payments on share-based compensation	(110)	(213)
Payment on deferred financing costs	(175)	(200)
Cash dividend paid	(327)	—
Net cash (used in) provided by financing activities	(17,972)	6,818

Net increase (decrease) in cash	4,229	(302)
Cash at beginning of year	$1,057	$1,359
Cash at end of year	$5,286	$1,057

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$2,679	$1,979
Income tax	$6,316	$67
Property, plant and equipment acquired and not yet paid at end of year	$493	$634
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2024

1. Summary of Business and Significant Accounting Policies

Business

Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production, and distribution of quality furniture for the commercial and education markets. Over 74 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States. The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. The educational sales market is extremely seasonal.

Historically Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2024, the Company started to return to the traditional seasonality and delivered approximately 49% of annual sales in June, July, and August. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).

Principles of Consolidation and Reclassification

The consolidated financial statements include the accounts of Virco Mfg. Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities - and disclosure of contingent assets and liabilities - at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates made by management include, but are not limited to, valuation of inventory; recoverability of deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty, self-insurance, and environmental claims; and the accounts receivable allowance for credit losses.

Fiscal Year End

Fiscal years 2024 and 2023 refer to the fiscal years ended January 31, 2024 and 2023, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open account with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. No customer accounted for more than 10% of the Company's accounts receivable at January 31, 2024 and 2023. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2024 and 2023. Foreign net sales were approximately 4.7% and 4.4% of the Company’s net sales for fiscal years 2024 and 2023, respectively.

Cash

Cash consists of cash on hand, and the Company has approximately $5.3 million in cash and cash equivalents as of January 31, 2024. Outstanding checks, representing a book overdraft, are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

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

Financial assets measured at fair value on a recurring basis include assets associated with the Virco Employees Retirement Plan, and assets held in the Rabbi Trust securing the Company's Important Performers Retirement Plan (“VIP Plan”) and Split-dollar life insurance benefit program (see Note 4).

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31, 2024 and 2023:

	January 31,
	2024	2023

Finished goods	$18,861	$25,740
Work in Process	25,047	25,303
Raw materials	14,463	16,363
Inventories	$58,371	$67,406

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

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $1.8 million and $2.0 million for fiscal years ended January 31, 2024 and 2023, respectively. Property, plant, and equipment purchased during the year that remains unpaid were $493,000 and $634,000 as of January 31, 2024 and 2023, respectively.

The Company has established asset retirement obligations related to leased manufacturing facilities. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $212,000 and $205,000 at January 31, 2024 and 2023, respectively.

	January 31,
	2024	2023
	(In thousands)

Balance at beginning of period	$205	$198
Decrease in obligation	—	—
Accretion expense	7	7
Balance at end of period	$212	$205
Impairment of Long-Lived Assets

An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2024 and 2023.

Net Income per Share

For fiscal year 2024, net income per share is calculated by dividing net income by the diluted weighted-average number of common shares outstanding. The following table sets forth the computation of basic and diluted income per share:

	January 31,
	2024	2023
	(In thousands, except per share)
Numerator
Net income	$21,910	$16,547
Denominator
Weighted-average shares — basic	16,295	16,142
Dilutive effect of common stock equivalents from equity incentive plans	93	50
Weighted-average shares	16,388	16,192
Net income per common share
Basic	$1.34	$1.03
Diluted	$1.34	$1.02

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

Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2024 and 2023, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2024 and 2023.

Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general, and administrative expenses include advertising costs for the years ended January 31, 2024 and 2023 of $1.4 million and $1.2 million, respectively, and are expensed as incurred. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2024 and 2023, were $432,000 and $355,000, respectively.

Product Warranty Expense

The Company provides a product warranty on most products. Products sold prior to January 31, 2014 are out of warranty. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historical data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $350,000 as of January 31, 2024 and 2023, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve were $150,000 and $250,000 as of January 31, 2024 and 2023, respectively, and included in other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insurance

In fiscal 2024 and 2023, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and auto liability losses up to $50,000 per occurrence. Actuaries assist the Company in determining its liability for the self-insured component of claims, which have been discounted to their net present value utilizing a discount rate of 4.00% in both fiscal 2024 and fiscal 2023. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $770,000 at January 31, 2024 in the accompanying consolidated balance sheets. The current portion of the self-insurance reserve was $120,000 as of January 31, 2024 and included in other accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award. Between 1983 and 2003, the Company issued approximately $122.0 million in stock dividends for which the reductions in retained earnings were offset by increases to additional paid-in capital.

Accumulated Other Comprehensive Loss, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive loss (in thousands) for the years ended January 31, 2024 and 2023:

	January 31,
	2024	2023

Balance as of beginning of year	$(2,360)	$(6,029)

Other comprehensive income before reclassifications	679	3,162
Amounts reclassified from accumulated comprehensive loss	371	507
Net current period other comprehensive income	1,050	3,669

Balance as of end of year	$(1,310)	$(2,360)

The reclassifications out of accumulated other comprehensive loss of $371,000 and $507,000 for the years ended January 31, 2024 and 2023, respectively, related to amortization of actuarial losses and settlements (See Note 4). The reclassifications were included in pension expense in the accompanying consolidated statements of income.

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

Delivery Costs

For the fiscal years ended January 31, 2024 and 2023, shipping and classroom delivery costs of approximately $27.2 million, and $23.8 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

2. New Accounting Pronouncements

Recently Issued Accounting Pronouncements
ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures": This ASU requires additional disclosures about reportable segments' expenses and other items on an interim and annual basis. This guidance will be effective for annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025. We do not believe it will have a material impact on our future financial statements.

Accounting Standard Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

The Company evaluates all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our condensed consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

3. Debt

Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2024	2023

Revolving credit line	$—	$17,122
Other	4,384	4,622
Total debt	4,384	21,744
Less current portion	248	7,360
Non-current portion	$4,136	$14,384

The Company and Virco Inc., its wholly-owned subsidiary (the “Borrowers”) has a Revolving Credit and Security Agreement (the “Restated Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on May 19, 2023.

The Restated Credit Agreement as currently in effect permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $3.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Restated Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

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

The other material terms of the Restated Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million (increasing to $70.0 million during the months of June through August 2024) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and Assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August 2024; and (iii) an equipment loan of $2.0 million. The Restated Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Restated Credit Agreement is subject to certain prepayment penalties upon early termination of the Restated Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Restated Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of January 31, 2024.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $30.0 million and $12.9 million were available for borrowing as of January 31, 2024 and 2023, respectively. Interest rates were 10.50% and 9.25% as of January 31, 2024 and 2023, respectively. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%. As of January 31, 2024 and 2023, the Company's outstanding debt balance on the revolving credit line were zero and 17.1 million, respectively.

In addition to the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4.00% per year and 20 year term. The outstanding amount under this note was $4.4 million as of January 31, 2024.

The long-term debt repayments are approximately as follow as of January 31, 2024 (in thousands):

Year ending January 31,
2025	$248
2026	258
2027	269
2028	280
2029	291
Thereafter	3,038
$4,384

Management believes that the carrying value of debt approximated fair value at January 31, 2024 and 2023, as majority of the long-term debt bears interest at variable rates based on prevailing market conditions. The Company also carries a mortgage on a manufacturing building in Conway Arkansas at an annual fixed rate of 4.00%.

4. Retirement Plans

Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2024 and 2023.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts, equity investments, and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $620,000 and $734,000 at January 31, 2024 and 2023, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $1.3 million and $1.6 million at January 31, 2024 and 2023, respectively. Equity investments held in the Rabbi Trust to secure retirement benefits were $5.8 million and $4.7 million as of January 31, 2024 and 2023. Assets held in the Rabbi Trust were included in the other non-current assets of the accompanying consolidated balance sheets.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return, and plan settlements.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rates for the Employee Plan and the VIP Plan were 5.15% - 5.20% and 4.85% at January 31, 2024 and 2023, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the years ended January 31, 2024 or 2023.

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

The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 50% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Plan becomes more fully funded. At January 31, 2024, approximately 28% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2024 and 2023, the amount of the plan assets invested in bond or short-term investment funds was 26% and 29%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $676,000 in fiscal 2024 and $631,000 in fiscal 2023. Contributions during fiscal 2025 will depend upon actual investment results and benefit payments but are anticipated to be approximately $386,000. At January 31, 2024, accumulated other comprehensive loss of approximately $1.3 million, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2024 and 2023:

	Combined Employee Retirement Plans
	1/31/2024	1/31/2023

Change in Benefit Obligation
Benefit obligation at beginning of year	$32,985	$40,586
Service cost	—	—
Interest cost	1,410	1,295
Participant contributions	—	—
Amendments	—	—
Actuarial gains	(115)	(6,892)
Plan settlement	—	—
Benefits paid	(6,895)	(2,004)
Benefit obligation at end of year	27,385	32,985
Change in Plan Assets
Fair value at beginning of year	23,628	26,429
Actual return on plan assets	1,702	(1,428)
Company contributions	676	631
Settlements	—	—
Benefits paid	(6,895)	(2,004)
Fair value at end of year	19,111	23,628
Funded Status
Unfunded status of the plans	$(8,274)	$(9,357)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(314)	$(324)
Non-current liabilities	(7,960)	(9,033)
Accrued benefit cost	$(8,274)	$(9,357)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(8,274)	$(9,357)
Accumulated other compensation loss	495	1,910
Net amount recognized	$(7,779)	$(7,447)
Items not yet Recognized as a Component of Net Periodic Pension Expense, included in AOCI
Unrecognized net actuarial loss	$495	$1,910
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$495	$1,910

	Combined Employee Retirement Plans
	1/31/2024	1/31/2023

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net gain	$(1,044)	$(4,472)
Prior service cost	—	—
Amortization of gain (loss)	4	(507)
Recognized loss due to settlement	(375)	—
Amortization of initial asset	—	—
Total recognized in other comprehensive income	$(1,415)	$(4,979)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial loss (gain)	$(141)	$6
	$(141)	$6
Supplemental Data
Projected benefit obligation	$27,385	$32,985
Accumulated benefit obligation	$27,385	$32,985
Fair value of plan assets	$19,111	$23,628
Components of Net Cost
Service cost	$—	$—
Interest cost	1,410	1,295
Expected return on plan assets	(789)	(1,000)
Amortization of transition amount	—	—
Recognized loss due to settlement	375	—
Amortization of prior service cost	—	—
Recognized net actuarial loss	12	521
Benefit cost	$1,008	$816
Estimated Future Benefit Payments
FYE 01-31-2025	$6,344
FYE 01-31-2026	2,422
FYE 01-31-2027	2,241
FYE 01-31-2028	2,129
FYE 01-31-2029	1,847
FYE 01-31-2030 to 2034	8,459
Total	$23,442
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	5.15% - 5.20%	4.85%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	4.85%	3.20%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2024 and 2023. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2024 and 2023 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2024	1/31/2023

Level 1 Measurement
Common Stock	$11,560	$9,389
Principal Money Market	204	233
Federated Herme Gove Oblig	327	722
PNC Govt Money Fund	—	—
Vanguard INTM Term Investment	675	930
Vanguard LT Investment	1,744	2,382
Ishares Russell 2000	16	718
Ishares Russell MID-CAP	17	738
Ishares Emerging Markets	15	748
Ishares MCSI RAFE	39	1,857
Ishares S&P Index	15	483
Vanguard LT Treasury	1,695	2,352
Vanguard INTM Term Treasury	663	921
Total Level 1 Investments	$16,970	$21,473

During the third quarter ended October 2023, the Company sold approximately $5.3 million of the investment assets held in the Trust and the proceed from the sale was used to purchase annuities on behalf of 49 participants currently receiving monthly benefits and 89 vested terminated participants. In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $2.2 million as of January 31, 2024 and 2023, and is not included in the table above. In relation to this investment, there is no unfunded commitments, and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan continues to include Virco stock as one of the investment options. At January 31, 2024 and 2023, the plan held 1,286,586 shares and 1,265,586 shares of the Company’s common stock, respectively. Effective January 1, 2022, the Company initiated a discretionary employer match, in the Company Stock Fund, limited to 100% of first 1% and 50% of next 5% of the amount deferred by the employee. The Company may also make additional employer contributions to the Plan at its sole discretion. Any contribution may be made in cash or in shares of Company common stock. The total amount of Company contributions cannot exceed the amount deductible by the Company for federal income tax purposes. For the fiscal years ended January 31, 2024 and 2023, the compensation costs incurred for employer match was $1.5 million and $1.4 million, respectively.

Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $1.6 million. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $1.1 million and $1.5 million at January 31, 2024 and 2023, respectively. Death benefits payable under the policies were approximately $2.8 million and $3.0 million at January 31, 2024 and 2023, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All securing assets held in the rabbi trust were included in the other assets of the accompanying consolidated balance sheets.

The following sets forth the Company's change in death benefits payable during the years ended January 31, 2024 and 2023 (in thousands):

	1/31/2024	1/31/2023

Liability beginning of year	$1,643	$1,616
Accretion expense	25	27
Death benefits paid	(200)	—
Liability end of year	$1,468	$1,643

5. Stock-Based Compensation

Stock Incentive Plans

Under the Company's two stock plans are the 2019 Employee Stock Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2024, the Company granted zero awards to non-employee directors, vested 93,600 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of January 31, 2024, there were approximately 537,925 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statement of operations during fiscal years ended January 31, is as follows:

	2024	2023
	(in thousands)

Cost of goods sold	$113	$148
Selling, general and administrative expenses	482	464
Total stock-based compensation expense	$595	$612

The following table summarizes the Company’s restricted stock unit awards activity, and related information for fiscal years ended January 31,:

	2024		2023
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price

Outstanding at beginning of year	187,200	$4.40	420,870	$4.37
Granted	70,510	3.89	—	—
Vested	(93,600)	4.40	(233,670)	3.82
Forfeited	—	—	—	—
Outstanding at end of year	164,110	4.18	187,200	4.40
Weighted-average fair value of restricted stock units granted during the year	$274,284	3.89	$—	—
Weighted-average fair value of restricted stock units vested during the year	$411,840		$892,619

As of January 31, 2024, there was $229,000 of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 0.3 years.

To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2024 and 2023, the Company withheld 27,781 and 55,838 common shares, respectively, with a total value of approximately $110,000 and $213,000, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

6. Income Taxes

The income tax expense (benefit) for fiscal years ended January 31, 2024 and 2023 is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, is as follows (in thousands):

	2024	2023

Statutory	$6,140	$1,689
State taxes (net of federal tax)	1,346	746
Change in valuation allowance	(613)	(10,546)
State rate adjustment	164	6
Change in unrecognized tax benefits	34	35
Stock compensation	16	(397)
Expirations of attributes	56	17
Permanent differences	69	(13)
Return to provision true-up	118	(41)
Income tax expense (benefit)	$7,330	$(8,504)

Significant components of the expense (benefit) for income taxes attributed to continuing operations are as follows for the years ended January 31, is as follows (in thousands):

	2024	2023

Current
Federal	$5,567	$82
State	963	125
	6,530	207
Deferred
Federal	301	1,524
State	1,112	311
	1,413	1,835
Change in valuation allowance	(613)	(10,546)
	800	(8,711)
Income tax expense (benefit)	$7,330	$(8,504)

Deferred tax assets and liabilities are comprised of the following as of January 31, respectively, as follows (in thousands):

	2024	2023
Deferred tax assets
Accrued vacation and sick leave	$2,143	$1,925
Retirement plans	2,391	2,729
Insurance reserves	197	325
Warranty	128	156
Net operating loss carryforwards	599	1,949
Right of use liability	1,935	3,087
Inventory	1,878	1,820
Other	536	401
	9,807	12,392
Deferred tax liabilities
Tax in excess of book depreciation	(882)	(987)
Right of use assets	(1,663)	(2,630)
Other	(377)	(111)
	(2,922)	(3,728)
Valuation allowance	(251)	(864)
Net long term deferred tax asset	$6,634	$7,800

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

At January 31, 2024, the Company recorded a partial valuation allowances of $251,000 on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2024, was a decrease of $613,000. At January 31, 2024, the Company had no NOL for U.S. federal tax purposes and $9.0 million for state income tax purposes, expiring at various dates through January 31, 2042. During the fiscal year ended January 31, 2023, the Company was profitable and returned to a cumulative 3-year profit in the fourth quarter. The Company benefited from continued growth in order rates, growth in sales volume, and improvements in gross margin. The Company utilized a material portion of its federal and certain state net operating loss carryforwards (“NOL”) in fiscal 2023 and anticipates that all federal NOL may be utilized by the end of fiscal 2024. During the fourth quarter of the year ended January 31, 2023, based on this evaluation, and after considering future reversals of existing taxable temporary differences and the effects of seasonality on the Company’s business, the Company determined the realization of a majority of the net deferred tax assets met the more-likely-than-not criteria and reversed a majority of its valuation allowances against its net deferred tax assets. At January 31, 2023, the Company recorded a partial valuation allowances of $864,000 on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2023, was a decrease of $10.5 million. At January 31, 2023, the Company has NOL of approximately $2.7 million for U.S. federal tax purposes, with no expirations, and $25.1 million for state income tax purposes, expiring at various dates through January 31, 2041.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31, respectively, as follows (in thousands):

	2024	2023

Beginning balances as of January 31,	$62	$57
Increases related to prior year tax positions	8	—
Decreases related to prior year tax positions	—	(5)
Increases related to current year tax positions	33	19
Decreases related to lapsing of statute of limitations	(11)	(9)
Ending balance as of January 31,	$92	$62

At January 31, 2024, the Company’s unrecognized tax benefits associated with uncertain tax positions were $92,000, of which $73,000 if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $37,000 at January 31, 2024, and $16,000 at January 31, 2023. The year ended January 31, 2018 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2024, it is reasonably possible that unrecognized tax benefits will decrease by $7,000 within the next 12 months due to the expiration of the statute of limitations.

7. Leases and Commitments

The Company has operating leases on real property, equipment, and automobiles, expiring at various dates through 2026. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases. Pursuant to ASC 842- Leases, the Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using Company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing facility and distribution facility located in Torrance, CA, currently with a remaining lease term through April 2025. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Years ended
	1/31/2024	1/31/2023
	(in thousands)

Operating lease cost	$5,099	$5,174
Short-term lease cost	421	388
Sublease income	(40)	(40)
Variable lease cost	983	883
Total lease cost	$6,463	$6,405

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$5,793	$5,716
Right-of-use assets obtained in exchange for new lease liabilities (in thousands)	$873	$545
Weighted-average remaining lease term (years)	1.5	2.2
Weighted-average discount rate	6.36%	6.30%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2024, are as follows:

Operating Lease
Year ending January 31,
2025	$6,037
2026	1,772
2027	142
2028	—
2029	—
Thereafter	—
Remaining balance of lease payments	7,951

Short-term lease liabilities	5,744
Long-term lease liabilities	1,829
Total lease liabilities	7,573

Difference between undiscounted cash flows and discounted cash flows	$378

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

The Company has a self-insured retention for product liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to

$50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30.0 million. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $770,000 and $1.3 million at January 31, 2024 and 2023, respectively, based upon the Company’s estimated payout period of five years using a 4.0% discount rate for both years.

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

Year ending January 31,
2025	$120
2026	170
2027	170
2028	170
2029	170
Thereafter	—
Total	800
Discount to net present value	(30)
770
Less current portion	(120)
Non-current portion	$650

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

	2024	2023

Beginning balance	$600	$600
Provision for current year	400	350
Benefits from prior years	(285)	(140)
Costs incurred	(215)	(210)
Ending balance	500	600
Less current portion	(150)	$(250)
Non-current portion	$350	$350

10. Subsequent Events

On February 27, 2024, Virco Mfg. Corporation (“Virco”) declared a cash dividend for the Company’s first fiscal quarter of $0.02 per share on each outstanding share of common stock. The dividend is payable on April 10, 2024 to stockholders of record of the common stock as of the close of business on March 7, 2024.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth fiscal quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, nor has the Company adopted or terminated a "Rule 10-b5-1 trading arrangement".

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2024 and 2023

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for credit lossess for the period ended:
January 31, 2024	$200	$—	$—	$200
January 31, 2023	$200	$—	$—	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2024	$1,250	$1,107	$1,587	$770
January 31, 2023	$1,165	$1,300	$1,215	$1,250

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

VIRCO MFG. CORPORATION

Date: April 12, 2024	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
Bassey Yau
Sr. Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)

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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 12, 2024
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 12, 2024
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)	April 12, 2024
Robert E. Dose

/s/ Bassey Yau	Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 12, 2024
Bassey Yau

/s/ Craig Levra	Director	April 12, 2024
Craig Levra

/s/ Robert Lind	Director	April 12, 2024
Robert Lind

/s/ Bradley Richardson	Director	April 12, 2024
Bradley Richardson

/s/ Kathy Virtue Young	Director	April 12, 2024
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 12, 2024
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2024

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

10.3.3
Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated May 5, 2023, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2023).

10.4†	Virco Mfg. Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 659)

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97*	Policy relating to recovery of erroneously awarded compensation.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.