Form 10-Q
period 2024-04-30
VIRCO MFG CORPORATION
filed 2024-06-07
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,207,612 shares as of June 7, 2024.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2024	1/31/2024	4/30/2023
	(In thousands)

Assets
Current assets
Cash	$644	$5,286	$625
Trade accounts receivables, net	19,772	23,161	15,524
Income tax receivable	66	—	321
Inventories	71,333	58,371	85,640
Prepaid expenses and other current assets	3,974	2,208	2,733
Total current assets	95,789	89,026	104,843
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	694	694	686
Buildings and building improvements	51,575	51,576	51,391
Machinery and equipment	115,215	114,400	114,655
Leasehold improvements	523	523	983
Total property, plant and equipment	171,738	170,924	171,446
Less accumulated depreciation and amortization	137,664	136,356	136,779
Net property, plant and equipment	34,074	34,568	34,667
Operating lease right-of-use assets	6,274	6,508	9,326
Deferred tax assets, net	6,705	6,634	8,249
Other assets, net	9,631	9,709	8,848
Total assets	$152,473	$146,445	$165,933

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2024	1/31/2024	4/30/2023
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$19,202	$12,945	$23,628
Accrued compensation and employee benefits	5,626	10,880	9,416
Income tax payable	—	145	—
Current portion of long-term debt	250	248	20,362
Current portion operating lease liability	6,221	5,744	5,271
Other accrued liabilities	10,362	8,570	7,868
Total current liabilities	41,661	38,532	66,545
Non-current liabilities
Accrued self-insurance retention	1,244	650	1,251
Accrued pension expenses	9,480	9,429	10,802
Income tax payable, less current portion	206	128	85
Long-term debt, less current portion	6,766	4,136	14,323
Operating lease liability, less current portion	915	1,829	5,648
Other long-term liabilities	564	562	557
Total non-current liabilities	19,175	16,734	32,666
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,207,612 shares at 4/30/2024, 16,347,314 at 1/31/2024, and 16,210,985 at 4/30/2023	162	164	162
Additional paid-in capital	120,048	121,373	120,993
Accumulated deficit	(27,235)	(29,048)	(52,073)
Accumulated other comprehensive loss	(1,338)	(1,310)	(2,360)
Total stockholders’ equity	91,637	91,179	66,722
Total liabilities and stockholders’ equity	$152,473	$146,445	$165,933

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three months ended
	4/30/2024	4/30/2023
	(In thousands, except per share data)
Net sales	$46,735	$34,943
Costs of goods sold	26,388	21,741
Gross profit	20,347	13,202
Selling, general and administrative expenses	17,376	14,514
Operating income (loss)	2,971	(1,312)
Unrealized gain on investment in trust account	(215)	(299)
Pension expense	107	161
Interest expense	208	712
Income (loss) before income taxes	2,871	(1,886)
Income tax expense (benefit)	731	(444)
Net income (loss)	$2,140	$(1,442)

Cash dividends declared per common share:	$0.02	$—

Net income (loss) per common share:
Basic	$0.13	$(0.09)
Diluted	$0.13	$(0.09)
Weighted average shares of common stock outstanding:
Basic	16,264	16,211
Diluted	16,393	16,211

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended
	4/30/2024	4/30/2023
	(In thousands)

Net income (loss)	$2,140	$(1,442)
Other comprehensive loss:
Pension adjustments (net of tax adjustment of $10 and $0)	(28)	—
Net comprehensive income (loss)	$2,112	$(1,442)

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2024	4/30/2023
	(In thousands)
Operating activities
Net income (loss)	$2,140	$(1,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,334	1,195
Non-cash lease benefits	(203)	(165)
Provision for credit losses	15	15
Amortization of debt issuance costs	30	26
Loss on sale of property, plant and equipment	1	—
Deferred income taxes	(62)	(448)
Stock-based compensation	172	103
Amortization of net actuarial gain for pension plans	(38)	—
Non-cash unrealized gain on investment	(215)	(299)
Changes in operating assets and liabilities:
Trade accounts receivable	3,374	2,896
Other receivables	(27)	33
Inventories	(12,962)	(18,234)
Income taxes	(133)	(296)
Prepaid expenses and other current assets	(1,620)	(490)
Accounts payable and accrued liabilities	3,687	5,391
Net cash used in operating activities	(4,507)	(11,715)
Investing activities:
Purchases of property, plant and equipment	(1,088)	(1,533)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from surrendering life insurance policies	145	—
Net cash used in investing activities	(941)	(1,533)
Financing activities:
Borrowing from long-term debt	15,737	15,241
Repayment of long-term debt	(13,105)	(2,300)
Common stock repurchased	(1,499)	—
Payment of deferred financing costs	—	(125)
Cash dividends paid	(327)	—
Net cash provided by financing activities	806	12,816

Net decrease in cash	(4,642)	(432)
Cash at beginning of period	5,286	1,057
Cash at end of period	$644	$625

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$248	$402
Cash paid during the year for interest	$208	$712
Cash paid during the year for income taxes, net of refunds	$971	$344

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	2,140	—	2,140
Cash dividends	—	—	—	(327)	—	(327)
Pension adjustments	—	—	—	—	(28)	(28)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	172	—	—	172
Stock repurchase	(139,702)	(2)	(1,497)	—	—	(1,499)
Balance at April 30, 2024	16,207,612	$162	$120,048	$(27,235)	$(1,338)	$91,637

	Three-Month Period Ended April 30, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net loss	—	—	—	(1,442)	—	(1,442)
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	—	—
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	103	—	—	103
Stock repurchase	—	—	—	—	—	—
Balance at April 30, 2023	16,210,985	$162	$120,993	$(52,073)	$(2,360)	$66,722

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2024
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The balance sheet at January 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. Recently Issued Accounting Standards

Accounting Standards Updates ("ASUs") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect that this guidance will have a material impact on our consolidated financial statements and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We do not expect that this guidance will have a material impact on our consolidated financial statements and disclosures.

The Company evaluates all ASUs issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our condensed consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

The following table presents a breakdown of the Company’s inventories as of April 30, 2024, January 31, 2024 and April 30, 2023:

	4/30/2024	1/31/2024	4/30/2023
	(In thousands)

Finished goods	$28,183	$18,861	$34,370
Work in process	27,588	25,047	32,918
Raw materials	15,562	14,463	18,352
Total inventories	71,333	$58,371	$85,640

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

The quantitative information regarding our leases is as follows:

	Three Months Ended
	4/30/2024	4/30/2023
	(In thousands, except lease term and discount rate)
Operating lease cost	$1,419	$1,269
Short-term lease cost	104	108
Sublease income	(10)	(10)
Variable lease (benefit) cost	(72)	261
Total lease cost	$1,441	$1,628

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$1,621	$1,433
Right-of-use assets obtained in exchange for new lease liabilities	$954	$292
Weighted-average remaining lease term (years)	1.2	2.2
Weighted-average discount rate	6.36%	6.33%

Minimum future lease payments for operating leases in effect as of April 30, 2024, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2025	$4,862
2026	2,194
2027	441
2028	6
2029	—
Thereafter	—
Remaining balance of lease payments	7,503

Short-term lease liabilities	6,221
Long-term lease liabilities	915
Total lease liabilities	7,136

Difference between undiscounted cash flows and discounted cash flows	$367

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2024	1/31/2024	4/30/2023
	(In thousands)
Revolving credit line	$2,693	$—	$30,121
Other	4,323	4,384	4,564
Total debt	7,016	4,384	34,685
Less current portion	250	248	20,362
Non-current portion	$6,766	$4,136	$14,323

The Company and Virco Inc., its wholly-owned subsidiary (the “Borrowers”) has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on April 29, 2024.

The Credit Agreement as currently in effect permits the Company to issue dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $5.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

In addition to the financial covenants, the Credit Agreement provides for customary events of default, subject to certain cure periods and other limitations. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $65.0 million (increasing to $70.0 million during the months of June through August 2024) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August 2024; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of April 30, 2024.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $42.4 million was available for borrowing as of April 30, 2024. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The interest rate for outstanding loan balances during the quarter ended April 30, 2024 was 10.50%. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

In addition to the outstanding debt balance of $2.7 million on the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was $4.3 million as of April 30, 2024.

On April 29, 2024, the Company entered into Amendment No. 4 to the Credit Agreement ("Amendment No. 4") with PNC. Amendment No.4 amended the Credit Agreement to reflect the following material changes:

i.Maximum size of the PNC line of credit has been lowered from $72.5 million to $70.0 million during the months of June through August, and

ii.Maximum amount allowed for the Company to issue dividends or repurchase stock has been increased from $3.0 million to $5.0 million in the aggregate during any fiscal year.

Management believes that the carrying value of debt approximated fair value at April 30, 2024, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except mortgage on a manufacturing building in Conway Arkansas at a fixed rate of 4.0% per year.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $217,000, $251,000 and $575,000 as of April 30, 2024, January 31, 2024 and April 30, 2023, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized.

For the three months ended April 30, 2024 and 2023, the effective income tax rates were 25.5% and 23.5%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2019 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.

Note 9. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	4/30/2024	4/30/2023
	(In thousands, except per share data)

Net income (loss)	$2,140	$(1,442)

Weighted average shares of common stock outstanding - basic	16,264	16,211
Dilutive effect of common stock equivalents from equity incentive plans	129	—
Weighted average shares of common stock outstanding - diluted	16,393	16,211

Net income (loss) per share - basic	$0.13	$(0.09)
Net income (loss) per share - diluted	$0.13	$(0.09)

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2024, the Company granted 0 awards, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2024, there were approximately 537,925 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of operations for the three months ended April 30, 2024 and 2023:

	Three Months Ended
	4/30/2024	4/30/2023
	(In thousands)

Cost of goods sold	$28	$28
Selling, general and administrative expenses	144	75
Total stock-based compensation expense	$172	$103

As of April 30, 2024, there was $57,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately 1 month.

Note 11. Retirement Plans

The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Annual Report on Form 10-K, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003. There is no service cost incurred under the Pension Plan.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2024, benefit accruals under the VIP Plan were frozen since December 31, 2003. There is no service cost incurred under the VIP Plan.

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2024 and 2023:

	Three Months Ended
	4/30/2024	4/30/2023
	(In thousands)
Service cost	$—	$—
Interest cost	311	360
Expected return on plan assets	(169)	(199)
Plan settlement	—	—
Amortization of prior service cost	(35)	—
Recognized net actuarial loss	—	—
Benefit cost	$107	$161

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2024 and 2023, the plan held 1,240,365 shares and 1,320,482 shares of Virco stock, respectively. For the three months ended April 30, 2024 and 2023, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $441,000 and $403,000 respectively.
.
Note 12. Warranty Accrual

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

The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2024 and 2023:

	Three Months Ended
	4/30/2024	4/30/2023
	(In thousands)
Beginning balance	$500	$600
Provision	30	41
Costs incurred	(30)	(41)
Ending balance	$500	$600

Note 13. Contingencies

The Company has a self-insured retention for product losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the self-insurance retention or deductible up to a limit of $30.0 million. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

Note 14. Delivery Costs

For the three months ended April 30, 2024 and 2023, shipping and classroom delivery costs of approximately $4.2 million and $3.3 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

On June 4, 2024, the Company’s Board of Directors declared a cash dividend for the Company’s second fiscal quarter of
$0.02 on each outstanding share of common stock. The dividend is payable on July 12, 2024 to stockholders of record of the common stock as of the close of business on June 21, 2024. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The market for educational furniture is marked by extreme seasonality. Typically, the Company has an exceptionally seasonal annual cycle where approximately 50% of sales occur in the months of June, July and August. Orders received from customers follow a similar seasonal cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the selling season.

The Company has received and filled a large series of orders related to disaster relief and recovery funding. This project is now partially complete. Approximately $9 million of the first quarter's increase in sales compared to the same quarter in the prior year were attributable to these orders. These orders materially impacted traditional first quarter comparisons.

With the exception of this one event, for the three-month period ended April 30, 2024, management believes that the traditional seasonal cycle and the Company’s ability to service that seasonal cycle has returned to normal. Overall order intake, including the initial portion of this one large project previously mentioned, is up approximately 7% compared to the same period last year. At April 30, 2024, the Company’s backlog of unshipped sales orders was approximately $90.2 million compared to $104.6 million on April 30, 2023. The Company believes that a significant majority of the sales order backlog will be delivered during June, July, and August of the current year.

As discussed further in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2024, the Company utilizes one nationwide contract to price a significant portion of our orders. This contract/price list determines selling prices for goods and services for periods of one year and occasionally longer. Due to the current volatile nature of commodity and energy prices in addition to general inflation, the Company has negotiated the ability to increase prices for orders received after July 1 of each contract year in addition to the annual January 1 price increase. There is typically a several months' time lag between raising prices on orders and realizing the increase in sales revenue.

Although conditions are stable compared to the prior year, financing challenges resulting from the recent bank failures and credit tightening and supply chain disruptions from international sources – primarily China – continue to adversely affect operations and the competitive landscape. Because the Company has maintained its domestic factories, management believes that the Company will be less vulnerable to international supply chain disruption compared to competitors that source finished goods overseas, but the Company will still be affected by these international events.

Virco does not deliver furniture to new schools until the customer has an occupancy certificate. Supply chain disruptions in the construction industry, which may delay the completion of new schools, did not significantly impact sales volume during the quarter ended April 30, 2024, but may impact the timing of sales during the balance of the year, possibly causing deliveries of furniture scheduled for the second quarter ending July 31, 2024 to occur in the subsequent quarter.

Three Months Ended April 30, 2024

For the three months ended April 30, 2024, the Company earned a pre-tax profit of $2.9 million on sales of $46.7 million compared to a pre-tax loss of $1.9 million on sales of $34.9 million in the prior year.

Sales increased by approximately $11.8 million or 33.7%, compared to the same prior year period. The increase in sales was primarily attributable to the shipment of a large project (discussed above), combined with a slight increase in selling prices.

Gross margin for the quarter ended April 30, 2024 was 43.5% of sales compared to 37.8% in the prior year. The improvement in margin was attributable to a slight increase in selling prices, stable commodity costs, and improved factory efficiency. The improvement in factory efficiency resulted from approximately 20% increase in production hours to support increased first quarter sales.

Selling, general and administrative expenses ("SG&A") for the three months ended April 30, 2024 increased by approximately $2.9 million compared to the same period last year, but decreased as a percentage of sales to 37.2% compared to 41.5% in the prior year. The increase in selling, general and administrative expenses was attributable to increased variable selling expenses offset slightly due to a change in service level where a smaller portion of sales included full service. Because a significant portion of general and administrative expenses does not fluctuate with sales volume, SG&A declined as a percentage of sales.

The Company holds equity securities in a Rabbi Trust to fund benefits under the VIP Pension Plan. The Company benefited from $215,000 and $299,000 of unrealized gains during the three months ended April 30, 2024 and April 30, 2023.

The primary components of pension expense relate to interest cost for the VIP plan (presented gross of the investment income described above and the amortization of AOCI for both the VIP and Qualified Pensions). Interest cost and amortization of AOCI decreased compared to the prior year.

Interest expense decreased by $504,000 for the three months ended April 30, 2024 compared to the same period last year. The decrease was primarily attributable to a significant decrease in the amount borrowed to finance seasonal working capital offset slightly by an increase in the interest rate.

For the three months ended April 30, 2024 and 2023, the effective income tax rates were 25.5% and 23.5%, respectively. The change in effective tax rates for the three months ended April 30, 2024 was primarily due to the change in forecasted mix of income before federal and state income taxes and estimated permanent differences.

Liquidity and Capital Resources

The market for education furniture is extremely seasonal and approximately 50% of the Company's annual sales volume is shipped in the months of June through August of each year. The Company traditionally manufactures large quantities of inventory during the first and second quarters of each fiscal year in anticipation of seasonally high summer shipments. In addition, the Company finances a large balance of accounts receivable during the peak season. While the Company experienced a significant increase in first quarter sales in the current year, the Company believes that the traditional seasonal nature of our business will continue.

Inventory decreased by $14.3 million at April 30, 2024, compared to April 30, 2023. The decrease in inventory was attributable to reduced quantity offset in part by increased inventory valuation. The quantity of inventory was decreased in response to a material increase in first quarter sales orders and a related reduction in order backlog at quarter end. The majority of the backlog is scheduled for delivery during the traditional seasonal peak from June through August. The decrease in inventory enabled the Company to reduce borrowing under the Company’s line of credit with PNC Bank.

Accrual basis capital expenditures for the three months ended April 30, 2024 were $0.8 million compared to $1.3 million for the same period last year. Capital expenditures are being financed through the Company's Credit Agreement with PNC Bank and operating cash flow and restricted to not exceed $8.0 million per year by covenant.

Subsequent to the period ended April 30, 2024, the Company entered into Amendment No. 4 to its Credit Agreement with PNC Bank, which decreased the borrowing limit from $72.5 million to $70.0 million during the peak seasonal period from June through August 2024. See "Note 7. Debt" in Notes to Unaudited Consolidated Financial Statements under Item 1 of this Quarterly Report on Form 10-Q.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the PNC Credit Agreement, although risks and uncertainties remain, such as economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of April 30, 2024.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's critical accounting policies are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2024, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC").

The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2024, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2024. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “Form 10-K”), which was filed with the SEC on April 12, 2024. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ending April 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

February 2024	—	—	—	$5,000,000

March 2024	—	—	—	$5,000,000

April 2024	139,702	$10.73	139,702	$3,501,551

Total	139,702		139,702

(a) The average price paid per share includes any broker commissions.
(b) On December 5, 2023, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock, which repurchase program was publicly announced on December 8, 2023. The repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the repurchase program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The repurchase program has no time limit and may be suspended or discontinued at any time. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $5,000,000 under our Credit Agreement with PNC Bank, as further discussed above under “Note 7. Debt” to our Unaudited Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 29, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent.

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

VIRCO MFG. CORPORATION
Date: June 7, 2024	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)