Form 10-Q
period 2024-07-31
VIRCO MFG CORPORATION
filed 2024-09-09
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2024

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,289,406 shares as of August 30, 2024.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2024	1/31/2024	7/31/2023
	(In thousands)

Assets
Current assets
Cash	$7,771	$5,286	$1,600
Trade accounts receivables, net	56,065	23,161	68,592
Inventories	58,574	58,371	71,853
Prepaid expenses and other current assets	2,921	2,208	2,286
Total current assets	125,331	89,026	144,331
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	697	694	686
Buildings and building improvements	51,899	51,576	51,441
Machinery and equipment	116,284	114,400	115,899
Leasehold improvements	523	523	977
Total property, plant and equipment	173,134	170,924	172,734
Less accumulated depreciation and amortization	138,154	136,356	137,392
Net property, plant and equipment	34,980	34,568	35,342
Operating lease right-of-use assets	37,988	6,508	8,285
Deferred tax assets, net	6,682	6,634	7,100
Other assets, net	11,367	9,709	9,279
Total assets	$216,348	$146,445	$204,337

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2024	1/31/2024	7/31/2023
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$26,085	$12,945	$27,854
Accrued compensation and employee benefits	11,572	10,880	10,983
Income tax payable	3,648	145	3,325
Current portion of long-term debt	253	248	32,256
Current portion of operating lease liability	1,431	5,744	5,386
Other accrued liabilities	12,517	8,570	11,259
Total current liabilities	55,506	38,532	91,063
Non-current liabilities
Accrued self-insurance retention	1,285	650	934
Accrued pension expenses	9,536	9,429	10,827
Income tax payable, less current portion	232	128	—
Long-term debt, less current portion	4,008	4,136	14,261
Operating lease liability, less current portion	37,204	1,829	4,317
Other long-term liabilities	765	562	640
Total non-current liabilities	53,030	16,734	30,979
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,289,406 shares at 7/31/2024, and 16,347,314 at 1/31/2024 and 7/31/2023	163	164	164
Additional paid-in capital	119,734	121,373	121,030
Accumulated deficit	(10,728)	(29,048)	(36,539)
Accumulated other comprehensive loss	(1,357)	(1,310)	(2,360)
Total stockholders’ equity	107,812	91,179	82,295
Total liabilities and stockholders’ equity	$216,348	$146,445	$204,337

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	7/31/2024	7/31/2023
	(In thousands, except per share data)
Net sales	$108,419	$107,321
Costs of goods sold	58,201	58,743
Gross profit	50,218	48,578
Selling, general and administrative expenses	28,324	27,324
Operating income	21,894	21,254
Unrealized gain on investment in trust account	(597)	(325)
Pension expense	107	161
Interest expense	322	1,083
Income before income taxes	22,062	20,335
Income tax expense	5,229	4,801
Net income	$16,833	$15,534

Cash dividends declared per common share:	$0.02	$—

Net income per common share:
Basic	$1.04	$0.95
Diluted	$1.04	$0.95
Weighted average shares of common stock outstanding:
Basic	16,214	16,272
Diluted	16,215	16,294

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Six months ended
	7/31/2024	7/31/2023
	(In thousands, except per share data)
Net sales	$155,154	$142,264
Costs of goods sold	84,589	80,484
Gross profit	70,565	61,780
Selling, general and administrative expenses	45,700	41,838
Operating income	24,865	19,942
Unrealized gain on investment in trust account	(812)	(624)
Pension expense	214	322
Interest expense	530	1,795
Income before income taxes	24,933	18,449
Income tax expense	5,960	4,357
Net income	$18,973	$14,092

Cash dividends declared per common share:	$0.04	$—

Net income per common share:
Basic	$1.16	$0.87
Diluted	$1.16	$0.87
Weighted average shares of common stock outstanding:
Basic	16,305	16,242
Diluted	16,305	16,257

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	7/31/2024	7/31/2023
	(In thousands)

Net income	$16,833	$15,534
Other comprehensive income:
Pension adjustments (net of tax adjustment of $21 and $0 at July 31, 2024 and 2023, respectively)	(19)	—
Net comprehensive income	$16,814	$15,534

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Six months ended
	7/31/2024	7/31/2023
	(In thousands)

Net income	$18,973	$14,092
Other comprehensive income:
Pension adjustments (net of tax expense of $28 and $0 at July 31, 2024 and 2023, respectively)	(47)	—
Net comprehensive income	$18,926	$14,092

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended
	7/31/2024	7/31/2023
	(In thousands)
Operating activities
Net income	$18,973	$14,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,716	2,455
Non-cash lease benefits	(418)	(340)
Provision for credit losses	30	30
Amortization of debt issuance costs	64	55
Deferred income taxes	(19)	700
Stock-based compensation	270	252
Amortization of net actuarial gain for pension plans	(75)	—
Non-cash unrealized gain on investment	(812)	(624)
Surrender of life insurance policies	(265)	(95)
Changes in operating assets and liabilities:
Trade accounts receivable	(32,934)	(50,187)
Other receivables	(35)	10
Inventories	(203)	(4,447)
Income taxes	3,607	3,346
Prepaid expenses and other current assets	(1,419)	(134)
Accounts payable and accrued liabilities	18,483	13,737
Net cash provided by (used in) operating activities	7,963	(21,150)
Investing activities:
Purchases of property, plant and equipment	(2,886)	(2,795)
Proceeds from surrendering life insurance policies	145	—
Net cash used in investing activities	(2,741)	(2,795)
Financing activities:
Borrowing from long-term debt	23,165	35,688
Repayment of long-term debt	(23,288)	(10,915)
Common stock repurchased	(1,499)	—
Tax withholding payments on share-based compensation	(412)	(110)
Payment of deferred financing costs	(50)	(175)
Cash dividends paid	(653)	—
Net cash (used in) provided by financing activities	(2,737)	24,488

Net increase in cash	2,485	543
Cash at beginning of period	5,286	1,057
Cash at end of period	$7,771	$1,600

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$531	$1,074
Cash paid during the period for interest	$530	$1,795
Cash paid during the period for income taxes, net of refunds	$2,405	$345
Noncash investment in right-of-use assets in exchange for a lease liability	$32,982	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at April 30, 2024	16,207,612	$162	$120,048	$(27,235)	$(1,338)	$91,637
Net income	—	—	—	16,833	—	16,833
Cash dividends	—	—	—	(326)	—	(326)
Pension adjustments	—	—	—	—	(19)	(19)
Shares vested and others	81,794	1	(412)	—	—	(411)
Stock compensation expense	—	—	98	—	—	98
Stock repurchase	—	—	—	—	—	—
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812

	Three-Month Period Ended July 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at April 30, 2023	16,210,985	$162	$120,993	$(52,073)	$(2,360)	$66,722
Net income	—	—	—	15,534	—	15,534
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	—	—
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	149	—	—	149
Stock repurchase	—	—	—	—	—	—
Balance at July 31, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295

	Six-Month Period Ended July 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	18,973	—	18,973
Cash dividends	—	—	—	(653)	—	(653)
Pension adjustments	—	—	—	—	(47)	(47)
Shares vested and others	81,794	1	(412)	—	—	(411)
Stock compensation expense	—	—	270	—	—	270
Stock repurchase	(139,702)	(2)	(1,497)	$—	—	(1,499)
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812

	Six-Month Period Ended July 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net income	—	—	—	14,092	—	14,092
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	—	—
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	252	—	—	252
Stock repurchase	—	—	—	—	—	—
Balance at July 31, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2024
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The balance sheet at January 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company” refer to Virco Mfg. Corporation and its subsidiaries.

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

The Company’s working capital requirements during and in anticipation of the peak summer season require management to make estimates and judgments that affect assets, liabilities, revenues and expenses, and related contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to market demand, labor costs and stocking inventory. Significant estimates made by management include, but are not limited to, valuation of inventory; deferred tax assets and liabilities; useful lives of property, plant and equipment; liabilities under pension, warranty and self-insurance; and the accounts receivable allowance for credit losses.

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

The following table presents a breakdown of the Company’s inventories as of July 31, 2024, January 31, 2024 and July 31, 2023:

	7/31/2024	1/31/2024	7/31/2023
	(In thousands)

Finished goods	$23,498	$18,861	$24,995
Work in process	20,938	25,047	29,081
Raw materials	14,138	14,463	17,777
Total inventories	$58,574	$58,371	$71,853

Note 6. Leases

The Company has operating leases on real property, equipment, and automobiles, expiring at various dates through the fiscal year 2031. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. The Company's lease terms include options to extend or terminate the lease only when it is reasonably certain that we exercise that option. All of the Company’s leases are classified as operating leases. The Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using Company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.

The Company has an operating lease for its corporate office and manufacturing and distribution facility located in Torrance, California, currently with a remaining lease term through September 2030. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. The Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments, among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The quantitative information regarding our leases is as follows:

	Three Months Ended		Six Months Ended
	7/31/2024	7/31/2023	7/31/2024	7/31/2023
	(In thousands, except lease term and discount rate)
Operating lease cost	$1,423	$1,281	$2,842	$2,550
Short-term lease cost	130	80	234	188
Sublease income	(10)	(10)	(20)	(20)
Variable lease cost	690	160	618	421
Total lease cost	$2,233	$1,511	$3,674	$3,139

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$3,260	$2,890
Right-of-use assets obtained in exchange for new lease liabilities (a)			$34,012	$364
Weighted-average remaining lease term (years)			6.0	1.7
Weighted-average discount rate			9.78%	6.36%

Minimum future lease payments for operating leases in effect as of July 31, 2024, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2025	$3,232
2026	5,119
2027	9,416
2028	9,263
2029	9,587
Thereafter	16,739
Remaining balance of lease payments	53,356

Short-term lease liabilities	1,431
Long-term lease liabilities	37,204
Total lease liabilities	38,635

Difference between undiscounted cash flows and discounted cash flows	$14,721

(a) On July 23, 2024, the Company entered into a new lease agreement (the “Lease”) with Starboard Distribution Center, LLC which extends the Company’s tenancy at its 560,000 sq. ft. office, manufacturing and warehouse facility in Torrance, California. The Lease extends the tenancy for 65 months, covering the period from May 1, 2025 through September 30, 2030. Under the Lease, the monthly base rent will be abated for the initial 5-month period from May 1, 2025 to September 30, 2025, then is set at $726,700 for October 1, 2025 through April 30, 2026, with subsequent increases of 3.5% every 12 months thereafter. The Lease also provides for a tenant improvement allowance of up to $1.7 million. The Landlord has the right to terminate the Lease upon customary events of default. In connection with this lease agreement, in the second quarter ended July 31, 2024, the Company recorded approximately $33.0 million (the present value of the future lease commitments) as an operating lease liability, and a corresponding ROU asset.

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	7/31/2024	1/31/2024	7/31/2023
	(In thousands)
Revolving credit line	$—	$—	$42,012
Other	4,261	4,384	4,505
Total debt	4,261	4,384	46,517
Less current portion	253	248	32,256
Non-current portion	$4,008	$4,136	$14,261

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on April 29, 2024.

The Credit Agreement as currently in effect permits the Company to issue cash dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $5.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $60.0 million (increasing to $70.0 million during the months of June through August 2024) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August 2024; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of July 31, 2024.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $68.0 million was available for borrowing as of July 31, 2024. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The Company did not have an outstanding amount under this note as of July 31, 2024. The Company also incurs a fee on the unused portion of the revolving line of credit at a rate of 0.375%.

The Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was $4.3 million as of July 31, 2024.

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

Management believes that the carrying value of debt approximated fair value at July 31, 2024, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except mortgage on a manufacturing building in Conway Arkansas at a fixed rate of 4.0% per year.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $218,000, $251,000 and $390,000 as of July 31, 2024, January 31, 2024 and July 31, 2023, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. The net change in the valuation allowance for the three months and six months ended July 31, 2024 was an increase of $1,000 and a decrease of $33,000, respectively. The net change in the valuation allowance for the three months and six months ended July 31, 2023 was a decrease of $185,000 and a decrease of $474,000, respectively.

For the three months ended July 31, 2024 and 2023, the effective income tax rates were 23.7% and 23.6%, respectively. For the six months ended July 31, 2024 and 2023, the effective income tax rates were 23.9% and 23.6%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2019 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	7/31/2024	7/31/2023	7/31/2024	7/31/2023
	(In thousands, except per share data)

Net income	$16,833	$15,534	$18,973	$14,092

Weighted average shares of common stock outstanding - basic	16,214	16,272	16,305	16,242
Dilutive effect of common stock equivalents from equity incentive plans	1	22	—	15
Weighted average shares of common stock outstanding - diluted	16,215	16,294	16,305	16,257

Net income per share - basic	$1.04	$0.95	$1.16	$0.87
Net income per share - diluted	$1.04	$0.95	$1.16	$0.87

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month and six-month period ended July 31, 2024, the Company granted 16,066 awards, vested 164,110 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2024, there were approximately 521,859 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of operations for the three months ended July 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	7/31/2024	7/31/2023	7/31/2024	7/31/2023
	(In thousands)

Cost of goods sold	$10	$28	$38	$56
Selling, general and administrative expenses	88	121	232	196
Total stock-based compensation expense	$98	$149	$270	$252

As of July 31, 2024, there was $208,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately one year.

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

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended July 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	7/31/2024	7/31/2023	7/31/2024	7/31/2023
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	311	360	622	720
Expected return on plan assets	(169)	(199)	(338)	(398)
Plan settlement	—	—	—	—
Amortization of prior service cost	(40)	—	(75)	—
Recognized net actuarial loss		—	—	—
Benefit cost	$102	$161	$209	$322

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2024 and 2023, the plan held 1,154,305 shares and 1,415,111 shares of Virco stock, respectively. For the three months ended July 31, 2024 and 2023, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $337,000 and $319,000 respectively. For the six months ended July 31, 2024 and 2023, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $778,000 and $722,000 respectively.
.
Note 12. Warranty Accrual

Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The warranty was effective February 1, 2014, and is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.

The following is a summary of the Company’s warranty-claim activity for the three months ended July 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	7/31/2024	7/31/2023	7/31/2024	7/31/2023
	(In thousands)
Beginning balance	$500	$600	$500	$600
Provision	21	50	51	91
Costs incurred	(21)	(50)	(51)	(91)
Ending balance	$500	$600	$500	$600

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

Note 14. Delivery Costs

For the three months ended July 31, 2024 and 2023, shipping and classroom delivery costs of approximately $10.1 million and $10.0 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the six months ended July 31, 2024 and 2023, shipping and classroom delivery costs of approximately $14.3 million and $13.3 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

On September 3, 2024, the Company’s Board of Directors declared a cash dividend for the Company’s third fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on October 11, 2024 to stockholders of record of the common stock as of the close of business on September 20, 2024. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The market for educational furniture is marked by extreme seasonality. Typically, the Company has highly seasonal annual cycle where approximately 50% of sales occur in June, July and August. Orders received from customers follow a similar seasonal cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the selling season.

The Company has received and filled a large series of orders funded by the United States Department of Education that were shipped during the first quarter of 2024 rather than during the traditional peak of June through August. Approximately $9 million of the first quarter's increase in sales compared to the same quarter in the prior year were attributable to these orders. The Company shipped approximately $4.0 million related to this order in the second quarter. The Company believes that it will receive and deliver additional related orders during the third and fourth quarters of the current year. These orders materially and positively impacted first and second quarter comparisons to the same periods in the prior year. In addition to impacting the relative portion of revenue recognized in the first and second quarters, quarterly fluctuations in inventory, accounts receivable, and operating cash flows were positively impacted.

With the exception of this one event for the six-month period ended July 31, 2024, management believes that the traditional seasonal cycle and the Company’s ability to service that seasonal cycle has returned to normal. During the three-month period ended April 30, 2024, the Company experienced a 7.6% increase in orders compared to the same period last year. During the three-month period ended July 31, 2024, the Company experienced a 5.3% increase in orders compared to the same period last year. For the six-month period ended July 31, 2024 the Company experienced a 6.4% increase in orders compared to the same period last year.

Due to improved delivery performance in the year ended January 31, 2024 compared to the same period last year, the Company began the current year with a sales order backlog that was approximately $10 million less than the same period last year. The combination of a smaller beginning backlog and an increase in sales for the first six months resulted in a reduced sales order backlog at July 31, 2024 compared to the same period in the prior year despite an increase in sales orders for the current year. Order backlog at July 31, 2024 declined to approximately $61.3 million compared to $74.0 million in the prior year.

The combination of materially improved profitability in the last six months of the prior year and first six months of fiscal 2025 along with muted seasonality due to the order discussed above contributed to material changes in the Company’s balance sheet at July 31, 2024 compared to the same period last year. As a result of after-tax profits earned during the last 12 months, the Company has approximately $25.5 million of additional stockholders’ equity on July 31, 2024 compared to the same date last year, including reductions in equity for cash dividends paid in both the first and second quarters and stock repurchases during the first quarter. Because the Company shipped a larger than typical portion of deliveries in the first quarter, the Company shipped inventory earlier in the year and did not have as much seasonal inventory at July 31, 2024 compared to the same period last year. Finally, because the year-to-date increase in revenue was primarily in the first quarter, and receivables were collected more efficiently in the second quarter, accounts receivable decreased by approximately $12.5 million compared to the same date last year. The combination of these events resulted in the Company having increased cash and no borrowings under its line of credit on July 31, 2024 compared to borrowing of approximately $42.0 million under its line of credit at July 31, 2023. Management believes that this is the first time in the 74-year history of the Company that it has had no bank debt at the end of the second quarter.

The final material change in the balance sheet relates to a 5-year lease renewal for the Company’s facility in Torrance, CA that was executed on July 23, 2024. This facility houses the Company’s principal executive offices, and manufacturing and distribution for the western United States. This lease renewal resulted in an increase in ROU Assets of approximately $33.0 million and a related increase in long and short term lease liabilities of a comparable amount.

Three Months Ended July 31, 2024

For the three months ended July 31, 2024, the Company earned pre-tax income of $22.1 million on sales of $108.4 million compared to a pre-tax income of $20.3 million on sales of 107.3 million in the prior year.

Sales for the second quarter increased by approximately $1.1 million or 1.0% compared to the same period prior year. The increase was affected by the timing of shipments, as the Company delivered a larger than expected portion of sales orders in the first quarter ended April 30, 2024.

Gross margin for the second quarter ended July 31, 2024 was 46.3% compared to 45.3% in the prior year. The increase in margin was attributable to relatively stable commodity costs, increased levels of production, and product mix.

Selling, general and administrative expenses for the three months ended July 31, 2024 increased by approximately $1.0 million and by 0.7% of sales compared to the same period last year. The increase was attributable to increased variable selling and service expenses.

Interest expense decreased by $0.8 million for the three months ended July 31, 2024 compared to the same period last year. The decrease was primarily attributable to a decrease in the amount borrowed in 2024 to finance seasonal working capital.

For the three months ended July 31, 2024 and 2023, the effective income tax rates were 23.7% and 23.6%, respectively.

Six Months Ended July 31, 2024

For the six-month period ended July 31, 2024 the Company earned a pre-tax profit of $24.9 million on sales of $155.2 million compared to a pre-tax profit of $18.4 million on sales of $142.3 million in the prior year. Sales increased by approximately $12.9 million or 9.1% compared to the same period in the prior year. The increase was attributable to an increase in volume and product mix.

Gross Margin for the first six months ended July 31, 2024 was 45.5% compared to 43.4% in the prior year. The margin was affected by increased production levels combined with relatively stable costs for raw materials.

Selling, general and administrative expenses for the six months ended July 31, 2024 increased by approximately $3.9 million compared to the same period last year and increased by 0.1% as a percentage of sales. The increase in selling, general and administrative expenses was attributable to increased variable selling and service expenses.

Interest expense decreased by $1.3 million for the six months ended July 31, 2024 compared to the same period last year. The decrease was primarily attributable to an decrease in the amount borrowed in 2024 to finance seasonal working capital.

For the six months ended July 31, 2024 and 2023, the effective income tax rates were 23.9% and 23.6%, respectively.

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

Accounts Receivable decreased by $12.5 million at July 31, 2024 compared to the same period last year. The decrease is attributable to earlier than normal shipments (as discussed above under “Overview”) and improved collections.

Inventory decreased by $13.3 million at July 31, 2024 compared to July 31, 2023. The decrease is primarily attributable to increased shipments during the early part of the year and inventory management in response to the order backlog at July 31, 2024.

Accrual basis capital expenditures for the six months ended July 31, 2024 were $3.1 million compared to $3.2 million for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8.0 million per year by covenant.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of July 31, 2024.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2024, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2024, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2024. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ending July 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

May 2024	—	—	—	$3,501,551

June 2024	—	—	—	$3,501,551

July 2024	—	—	—	$3,501,551

Total	—		—

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the fiscal quarter ended July 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Lease Agreement, dated as of July 23, 2024, by and between Starboard Distribution Center, LLC and Virco Mfg. Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 24, 2024).

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

VIRCO MFG. CORPORATION
Date: September 9, 2024	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)