Form 10-Q
period 2024-10-31
VIRCO MFG CORPORATION
filed 2024-12-09
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2024

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 16,289,406 shares as of November 30, 2024.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2024	1/31/2024	10/31/2023
	(In thousands)

Assets
Current assets
Cash	$38,858	$5,286	$4,887
Trade accounts receivables, net	28,168	23,161	33,029
Inventories	48,948	58,371	58,931
Prepaid expenses and other current assets	3,479	2,208	1,988
Total current assets	119,453	89,026	98,835
Non-current assets
Property, plant and equipment
Land	3,731	3,731	3,731
Land improvements	697	694	694
Buildings and building improvements	51,950	51,576	51,498
Machinery and equipment	118,324	114,400	116,695
Leasehold improvements	523	523	976
Total property, plant and equipment	175,225	170,924	173,594
Less accumulated depreciation and amortization	139,604	136,356	138,650
Net property, plant and equipment	35,621	34,568	34,944
Operating lease right-of-use assets	36,876	6,508	7,156
Deferred tax assets, net	6,550	6,634	7,031
Other assets, net	11,645	9,709	9,073
Total assets	$210,145	$146,445	$157,039

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2024	1/31/2024	10/31/2023
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$15,381	$12,945	$14,351
Accrued compensation and employee benefits	12,439	10,880	11,102
Income tax payable	1,463	145	3,130
Current portion of long-term debt	256	248	245
Current portion of operating lease liability	863	5,744	5,465
Other accrued liabilities	11,142	8,570	7,339
Total current liabilities	41,544	38,532	41,632
Non-current liabilities
Accrued self-insurance retention	1,033	650	748
Accrued pension expenses	9,345	9,429	9,334
Income tax payable, less current portion	261	128	—
Long-term debt, less current portion	3,943	4,136	7,946
Operating lease liability, less current portion	37,380	1,829	2,933
Other long-term liabilities	780	562	657
Total non-current liabilities	52,742	16,734	21,618
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,289,406 shares at 10/31/2024, and 16,347,314 at 1/31/2024 and 10/31/2023	163	164	164
Additional paid-in capital	119,796	121,373	121,201
Accumulated deficit	(2,734)	(29,048)	(26,379)
Accumulated other comprehensive loss	(1,366)	(1,310)	(1,197)
Total stockholders’ equity	115,859	91,179	93,789
Total liabilities and stockholders’ equity	$210,145	$146,445	$157,039

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	10/31/2024	10/31/2023
	(In thousands, except per share data)
Net sales	$82,620	$84,252
Costs of goods sold	45,942	46,041
Gross profit	36,678	38,211
Selling, general and administrative expenses	25,565	23,505
Operating income	11,113	14,706
Unrealized (gain) loss on investment in trust account	(246)	176
Pension expense	106	301
Interest (income) expense, net	(24)	765
Income before income taxes	11,277	13,464
Income tax expense	2,876	3,304
Net income	$8,401	$10,160

Cash dividends declared per common share:	$0.025	$—

Net income per common share:
Basic	$0.52	$0.62
Diluted	$0.52	$0.62
Weighted average shares of common stock outstanding:
Basic	16,289	16,347
Diluted	16,296	16,428

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Nine months ended
	10/31/2024	10/31/2023
	(In thousands, except per share data)
Net sales	$237,774	$226,516
Costs of goods sold	130,531	126,525
Gross profit	107,243	99,991
Selling, general and administrative expenses	71,265	65,343
Operating income	35,978	34,648
Unrealized gain on investment in trust account	(1,058)	(448)
Pension expense	320	623
Interest expense	506	2,560
Income before income taxes	36,210	31,913
Income tax expense	8,836	7,661
Net income	$27,374	$24,252

Cash dividends declared per common share:	$0.065	$—

Net income per common share:
Basic	$1.67	$1.49
Diluted	$1.67	$1.48
Weighted average shares of common stock outstanding:
Basic	16,379	16,277
Diluted	16,382	16,334

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	10/31/2024	10/31/2023
	(In thousands)

Net income	$8,401	$10,160
Other comprehensive income:
Pension adjustments (net of tax adjustment of $(29) and $406 at October 31, 2024 and 2023, respectively)	(9)	1,163
Net comprehensive income	$8,392	$11,323

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Nine months ended
	10/31/2024	10/31/2023
	(In thousands)

Net income	$27,374	$24,252
Other comprehensive income:
Pension adjustments (net of tax adjustment of $(57) and $406 at October 31, 2024 and 2023, respectively)	(56)	1,163
Net comprehensive income	$27,318	$25,415

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended
	10/31/2024	10/31/2023
	(In thousands)
Operating activities
Net income	$27,374	$24,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,165	3,763
Non-cash lease expense (benefits)	302	(517)
Provision for credit losses	45	45
Amortization of debt issuance costs	81	85
Deferred income taxes	272	363
Stock-based compensation	333	423
Defined pension plan settlement	—	372
Amortization of net actuarial gain (loss) for pension plans	(113)	3
Non-cash unrealized gain on investment	(1,058)	(448)
Surrender of life insurance policies	(719)	(95)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,052)	(14,639)
Other receivables	(266)	41
Inventories	9,423	8,475
Income taxes	1,318	3,167
Prepaid expenses and other current assets	(971)	133
Accounts payable and accrued liabilities	6,286	(3,150)
Net cash provided by operating activities	41,420	22,273
Investing activities:
Purchases of property, plant and equipment	(5,365)	(4,605)
Purchases of marketable securities in trust accounts	(1,285)	—
Proceeds from sale of fixed assets	4	—
Proceeds from sale of marketable securities in trust accounts	1,285	—
Proceeds from surrendering life insurance policies	719	—
Net cash used in investing activities	(4,642)	(4,605)
Financing activities:
Borrowing from long-term debt	23,165	36,906
Repayment of long-term debt	(23,350)	(50,459)
Common stock repurchased	(1,499)	—
Tax withholding payments on share-based compensation	(412)	(110)
Payment of deferred financing costs	(50)	(175)
Cash dividends paid	(1,060)	—
Net cash used in financing activities	(3,206)	(13,838)
Net increase in cash	33,572	3,830
Cash at beginning of period	5,286	1,057
Cash at end of period	$38,858	$4,887
Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$350	$178
Cash paid during the period for interest, net of interest income	$506	$2,223
Cash paid during the period for income taxes, net of refunds	$7,291	$4,156
Noncash investment in right-of-use assets in exchange for a lease liability	$32,982	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended October 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812
Net income	—	—	—	8,401	—	8,401
Cash dividends	—	—	—	(407)	—	(407)
Pension adjustments	—	—	—	—	(9)	(9)
Shares vested and others	—	—	(1)	—	—	(1)
Stock compensation expense	—	—	63	—	—	63
Stock repurchase	—	—	—	—	—	—
Balance at October 31, 2024	16,289,406	$163	$119,796	$(2,734)	$(1,366)	$115,859

	Three-Month Period Ended October 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at July 31, 2023	16,347,314	$164	$121,030	$(36,539)	$(2,360)	$82,295
Net income	—	—	—	10,160	—	10,160
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	1,163	1,163
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	171	—	—	171
Stock repurchase	—	—	—	—	—	—
Balance at October 31, 2023	16,347,314	$164	$121,201	$(26,379)	$(1,197)	$93,789

	Nine-Month Period Ended October 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	27,374	—	27,374
Cash dividends	—	—	—	(1,060)	—	(1,060)
Pension adjustments	—	—	—	—	(56)	(56)
Shares vested and others	81,794	1	(413)	—	—	(412)
Stock compensation expense	—	—	333	—	—	333
Stock repurchase	(139,702)	(2)	(1,497)	$—	—	(1,499)
Balance at October 31, 2024	16,289,406	$163	$119,796	$(2,734)	$(1,366)	$115,859

	Nine-Month Period Ended October 31, 2023
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net income	—	—	—	24,252	—	24,252
Cash dividends	—	—	—	—	—	—
Pension adjustments	—	—	—	—	1,163	1,163
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	423	—	—	423
Stock repurchase	—	—	—	—	—	—
Balance at October 31, 2023	16,347,314	$164	$121,201	$(26,379)	$(1,197)	$93,789

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
October 31, 2024
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2025. The balance sheet at January 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. Recently Issued Accounting Standards

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and disclosures.

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

Note 5. Inventories

Inventory is valued at the lower of cost or net realizable value (determined on a first-in, first-out basis (“FIFO”) and includes material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, not style, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents a breakdown of the Company’s inventories as of October 31, 2024, January 31, 2024 and October 31, 2023:

	10/31/2024	1/31/2024	10/31/2023
	(In thousands)

Finished goods	$17,793	$18,861	$20,587
Work in process	18,137	25,047	23,270
Raw materials	13,018	14,463	15,074
Total inventories	$48,948	$58,371	$58,931

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

The quantitative information regarding our leases is as follows:

	Three Months Ended		Nine Months Ended
	10/31/2024	10/31/2023	10/31/2024	10/31/2023
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,341	$1,278	$5,183	$3,828
Short-term lease cost	172	119	406	307
Sublease income	(10)	(10)	(30)	(30)
Variable lease cost	4	252	622	673
Total lease cost	$2,507	$1,639	$6,181	$4,778

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$4,881	$4,345
Right-of-use assets obtained in exchange for new lease liabilities (a)			$34,309	$364
Weighted-average remaining lease term (years)			5.7	1.5
Weighted-average discount rate			9.80%	6.36%

Minimum future lease payments for operating leases in effect as of October 31, 2024, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2025	$1,641
2026	5,242
2027	9,539
2028	9,308
2029	9,587
Thereafter	16,739
Remaining balance of lease payments	52,056

Short-term lease liabilities	863
Long-term lease liabilities	37,380
Total lease liabilities	38,243

Difference between undiscounted cash flows and discounted cash flows	$13,813

(a) On July 23, 2024, the Company entered into a new lease agreement (the “Lease”) with Starboard Distribution Center, LLC which extends the Company’s tenancy at its 560,000 sq. ft. office, manufacturing and warehouse facility in Torrance, California. The Lease extends the tenancy for 65 months, covering the period from May 1, 2025 through September 30, 2030. Under the Lease, the monthly base rent will be abated for the initial 5-month period from May 1, 2025 to September 30, 2025, then is set at $726,700 for October 1, 2025 through April 30, 2026, with subsequent increases of 3.5% every 12 months thereafter. The Lease also provides for a tenant improvement allowance of up to $1.7 million to be used by December 31, 2026. The Landlord has the right to terminate the Lease upon customary events of default. In connection with this lease agreement, in the second quarter ended July 31, 2024, the Company recorded approximately $33.0 million (the present value of the future lease commitments) as an operating lease liability, and a corresponding ROU asset.

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	10/31/2024	1/31/2024	10/31/2023
	(In thousands)
Revolving credit line	$—	$—	$3,747
Other	4,199	4,384	4,444
Total debt	4,199	4,384	8,191
Less current portion	256	248	245
Non-current portion	$3,943	$4,136	$7,946

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on November 22, 2024.

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $60.0 million (increasing to $70.0 million during the months of June through August 2024) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August 2024; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of October 31, 2024.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $18.7 million was available for borrowing as of October 31, 2024. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The Company did not have an outstanding amount under the Credit Agreement as of October 31, 2024. The Company also incurred a fee on the unused portion of the revolving line of credit at a rate of 0.375% through September 30, 2024 and 0.250% thereafter.

On November 22, 2024, the Company entered into Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement (“Amendment No. 5”) with PNC, with an effective date of October 1, 2024. Amendment No. 5 amended the Credit Agreement and the secured revolving line of credit provided to the Company by PNC to reflect the following material changes:

i.Reduced the facility fee on the unused portion of the revolving line of credit to 0.250% from 0.375% per annum, commencing October 1, 2024;
ii.Increased limits on permitted acquisitions (as defined in the Credit Agreement) from $5 million to $8 million during the term of the Credit Agreement;
iii.Increased limits on cash dividends and common stock repurchase payments from $5 million to $8 million in the aggregate during any fiscal year.

The Company also carries a mortgage on its manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was $4.2 million as of October 31, 2024.

On April 29, 2024, the Company entered into Amendment No. 4 to the Credit Agreement ("Amendment No. 4") with PNC. Amendment No.4 amended the Credit Agreement to reflect the following material changes:

i.Maximum size of the PNC line of credit was lowered from $72.5 million to $70.0 million during the months of June through August, and

ii.Maximum amount allowed for the Company to issue dividends or repurchase stock has been increased from $3.0 million to $5.0 million in the aggregate during any fiscal year.

Management believes that the carrying value of debt approximated fair value at October 31, 2024, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except mortgage on a manufacturing building in Conway Arkansas at a fixed rate of 4.0% per year.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $218,000, $251,000 and $255,000 as of October 31, 2024, January 31, 2024 and October 31, 2023, respectively, are needed for federal deferred tax assets and certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. The net change in the valuation allowance for the three months and nine months ended October 31, 2024 was $0 and a decrease of $33,000, respectively. The net change in the valuation allowance for the three months and nine months ended October 31, 2023 was a decrease of $135,000 and a decrease of $609,000, respectively.

For the three months ended October 31, 2024 and 2023, the effective income tax rates were 25.5% and 24.5%, respectively. For the nine months ended October 31, 2024 and 2023, the effective income tax rates were 24.4% and 24.0%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2019 and subsequent fiscal years remain open for examination by the IRS and state tax authorities. The Company is not currently under any state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	10/31/2024	10/31/2023	10/31/2024	10/31/2023
	(In thousands, except per share data)

Net income	$8,401	$10,160	$27,374	$24,252

Weighted average shares of common stock outstanding - basic	16,289	16,347	16,379	16,277
Dilutive effect of common stock equivalents from equity incentive plans	7	81	3	57
Weighted average shares of common stock outstanding - diluted	16,296	16,428	16,382	16,334

Net income per share - basic	$0.52	$0.62	$1.67	$1.49
Net income per share - diluted	$0.52	$0.62	$1.67	$1.48

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine-month period ended October 31, 2024, the Company granted 16,066 awards, vested

164,110 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of October 31, 2024, there were approximately 521,859 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of operations for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	10/31/2024	10/31/2023	10/31/2024	10/31/2023
	(In thousands)

Cost of goods sold	$—	$28	$38	$84
Selling, general and administrative expenses	63	143	295	339
Total stock-based compensation expense	$63	$171	$333	$423

As of October 31, 2024, there was $146,000 of unrecognized compensation expense related to unvested restricted stock units and/or awards, which is expected to be recognized over a weighted average period of approximately one year.

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

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	10/31/2024	10/31/2023	10/31/2024	10/31/2023
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	311	106	933	826
Expected return on plan assets	(167)	(203)	(500)	(601)
Plan settlement	—	372	—	372
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	(38)	26	(113)	26
Benefit cost	$106	$301	$320	$623

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2024 and 2023, the plan held 1,105,376 shares and 1,404,774 shares of Virco stock, respectively. For the three months ended October 31, 2024 and 2023, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $387,000 and $356,000 respectively. For the nine months ended October 31, 2024 and 2023, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $1,165,000 and $1,078,000 respectively.
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

The following is a summary of the Company’s warranty-claim activity for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	10/31/2024	10/31/2023	10/31/2024	10/31/2023
	(In thousands)
Beginning balance	$500	$600	$500	$600
Provision	60	54	111	145
Costs incurred	(60)	(54)	(111)	(145)
Ending balance	$500	$600	$500	$600

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

Note 14. Delivery Costs

For the three months ended October 31, 2024 and 2023, shipping and classroom delivery costs of approximately $8.8 million and $8.6 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

For the nine months ended October 31, 2024 and 2023, shipping and classroom delivery costs of approximately $23.1 million and $22.0 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 15. Subsequent Events

On November 22, 2024, the Company executed Amendment No. 5 to the Restated Credit Agreement, with an effective date of October 31, 2024. See Note 7.

On December 5, 2024, the Company’s Board of Directors declared a cash dividend for the Company’s fourth fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on January 10, 2025 to stockholders of record of the common stock as of the close of business on December 20, 2024. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The market for educational furniture is marked by extreme seasonality. Typically, the Company has a highly seasonal annual cycle where approximately 50% of sales occur in June, July and August. Orders received from customers follow a similar seasonal cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the delivery season.

The Company has benefited from a large series of disaster recovery orders that were received at the end of the prior fiscal year and the first quarter of the current year. Collectively, these orders resulted in approximately $9 million of additional revenue that was recognized in the first quarter of the current year compared to the same quarter in the prior year. The new orders positively affected the Company’s traditional seasonal cycle this fiscal year, with positive impacts on production, overhead absorption, accounts receivable, collections, and reductions in inventory, as well as lower borrowings to support that inventory. An additional $4 million and $6 million of disaster recovery orders were delivered in the second and third quarters of the current year, respectively, resulting in similar positive impacts. The Company believes that it will receive additional orders for this project in the fourth quarter, and that the project will be substantially complete by the end of the current fiscal year. The Company further believes that the timing and related positive impacts of this project are unusual and that more typical seasonal and financial patterns are likely to return after this project concludes.

With the exception of the disaster recovery project for the nine-month period ended October 31, 2024, management believes that the traditional seasonal cycle for school furniture and equipment has largely returned to its pre-pandemic summer peak. Management further believes that the Company’s ability to service that seasonal cycle has returned to normal. During the three-month period ended October 31, 2024, the Company experienced approximately 13% decrease in orders compared to the same period last year. For the nine-month period ended October 31, 2024, the Company experienced approximately 2% increase in orders compared to the same period last year.

Due to improved delivery performance in the year ended January 31, 2024 compared to the same period last year, the Company began the current year with a sales order backlog that was approximately $10 million less than the same period last year. The combination of a smaller beginning backlog and more timely deliveries for the first nine months resulted in a reduced sales order backlog at October 31, 2024 compared to the same period in the prior year, despite an increase in sales orders for the current year. Order backlog at October 31, 2024 declined to approximately $25.0 million compared to $42.6 million in the prior year.

The combination of materially improved profitability in the last six months of the prior year and first nine months of fiscal 2025 along with muted seasonality due to the project discussed above contributed to material changes in the Company’s balance sheet at October 31, 2024 compared to the same period last year. As a result of after-tax profits earned during this period, the Company has approximately $22.1 million of additional stockholders’ equity on October 31, 2024 compared to the same date last year, including reductions in equity for cash dividends paid in each of the first three quarters and stock repurchases during the first quarter. Because the Company shipped a larger than typical portion of deliveries in the first quarter, the Company shipped inventory earlier in the year and did not have as much seasonal inventory at October 31, 2024 compared to the same period last year. Finally, because the year-to-date increase in revenue was primarily in the first quarter, and receivables were collected more efficiently in the second and third quarters, accounts receivable decreased by approximately $4.9 million compared to the same date last year. The combination of these events resulted in the Company having $38.9 million of cash and no borrowings under its line of credit on October 31, 2024 compared to cash of $4.9 million and borrowing of approximately $3.7 million under its line of credit at October 31, 2023.

The final material change in the balance sheet relates to a 5-year lease renewal for the Company’s facility in Torrance, CA that was executed on July 23, 2024. This facility houses the Company’s principal executive offices, and manufacturing and distribution for the western United States. This lease renewal resulted in an increase in ROU Assets of approximately $33.0 million and a related increase in long- and short-term lease liabilities of a comparable amount.

The Company does not typically deliver furniture to new schools until the customer has an occupancy certificate. Supply chain disruptions in the construction industry, which may delay the completion of new schools, did not significantly impact sales volume during the quarter ended October 31, 2024, despite portions of the United States experiencing hurricanes and other severe weather conditions. As a consequence of these tragic weather conditions, the Company may benefit from future orders as the schools are rebuilt.

Recent elections and the shift in political power nationally may cause some uncertainty regarding future funding for school furniture, although Management estimates that more than 80% of school funding and virtually all new bond funded construction and refurbishment derive from state and local budgets, which are less dependent on federal funding sources. The two largest states for the Company’s revenue are California and Florida. In addition, because the Company has maintained and invested in its domestic factories and experienced workforce, Management believes that the Company may be less vulnerable to current and potential future tariffs and supply chain disruptions than many other suppliers of education furniture, although the Company is sensitive to the price of steel and imports a number of raw materials and components from international suppliers, primarily China.

Three Months Ended October 31, 2024

For the three months ended October 31, 2024, the Company earned net income of $8.4 million on sales of $82.6 million compared to net income of $10.2 million on sales of $84.3 million in the prior year.

Sales for the third quarter decreased by approximately $1.6 million or 1.9% compared to the same period prior year. The decrease was affected by the timing of shipments, as the Company delivered a larger than expected portion of sales orders in the first quarter ended April 30, 2024.

Gross margin for the third quarter ended October 31, 2024 was 44.4% compared to 45.4% in the prior year. The decrease in margin was attributable to slightly increased levels of overhead expense relative to sales.

Selling, general and administrative expenses for the three months ended October 31, 2024 increased by approximately $2.1 million and increased to 30.9% of sales compared to 27.9% in the same period last year. The increase was attributable to increased freight and selling expenses.

Net interest income was $24,000 for the three months ended October 31, 2024 compared to net interest expense of $765,000 for the same period last year. The decrease was primarily attributable to a decrease in the amount borrowed in 2024 to finance seasonal working capital.

For the three months ended October 31, 2024 and 2023, the effective income tax rates were 25.5% and 24.5%, respectively.

Nine Months Ended October 31, 2024

For the nine-month period ended October 31, 2024 the Company earned net income of $27.4 million on sales of $237.8 million compared to net income of $24.3 million on sales of $226.5 million in the prior year. Sales increased by approximately $11.3 million or 5.0% compared to the same period in the prior year. The increase was attributable to an increase in volume and product mix.

Gross Margin for the first nine months ended October 31, 2024 was 45.1% compared to 44.1% in the prior year. The margin was affected by increased production levels combined with relatively stable costs for raw materials.

Selling, general and administrative expenses for the nine months ended October 31, 2024 increased by approximately $5.9 million and increased to 30.0% of sales compared to 28.9% in the same period last year . The increase in selling, general and administrative expenses was attributable to increased variable selling and service expenses.

Net interest expense was $506,000 and $2,560,000 for the nine months ended October 31, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease in the amount borrowed in 2024 to finance seasonal working capital.

For the nine months ended October 31, 2024 and 2023, the effective income tax rates were 24.4% and 24.0%, respectively.

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

Accounts Receivable decreased by $4.9 million at October 31, 2024 compared to the same period last year. The decrease is attributable to earlier than normal shipments (as discussed above under “Overview”) and improved collections.

Inventory decreased by $10.0 million at October 31, 2024 compared to October 31, 2023. The decrease is primarily attributable to increased shipments during the early part of the year and inventory management in response to the order backlog at October 31, 2024.

Accrual basis capital expenditures for the nine months ended October 31, 2024 were $5.4 million compared to $4.1 million for the same period last year. Capital expenditures are being financed through the Company's credit facility with PNC Bank and operating cash flow and restricted to not exceed $8.0 million per year by covenant.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of October 31, 2024.

On November 22, 2024, the Company executed Amendment No. 5 to the Restated Credit Agreement, with an effective date of October 31, 2024. See Note 7.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2024, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2024, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2024. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ended October 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

August 2024	—	—	—	$3,501,551

September 2024	—	—	—	$3,501,551

October 2024	—	—	—	$3,501,551

Total	—		—

(a) The average price paid per share includes any broker commissions.
(b) On December 5, 2023, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock, which repurchase program was publicly announced on December 8, 2023. The repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the repurchase program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The repurchase program has no time limit and may be suspended or discontinued at any time. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $5,000,000 under our Credit Agreement with PNC Bank, which amount was increased to $8,000,000 commencing November 22, 2024, as further discussed above under “Note 7. Debt” to our Unaudited Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
During the fiscal quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, effective as of November 22, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent.

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

VIRCO MFG. CORPORATION
Date: December 9, 2024	By:	/s/ Robert E. Dose
Robert E. Dose
Vice President — Finance
(Principal Financial Officer)