Form 10-K
period 2025-01-31
VIRCO MFG CORPORATION
filed 2025-04-14
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2024 (the last business day of the registrant’s second fiscal quarter in 2024), was approximately $244.0 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 8, 2025, there were 16,087,082 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to control costs and inventory levels; supply chain issues and the availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; the effects of pandemic; transportation costs; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in the “Risk Factors” section of this report.

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

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2026, 2025 and 2024. relate to the fiscal years ending January 31, 2026, 2025, and 2024, respectively.

Item 1. Business
Introduction

Designing, producing, and distributing high-value furniture for a diverse family of customers is a 75-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles-area schools, and over the years has become the largest manufacturer and supplier of moveable educational furniture and equipment for the preschool through 12th grade market in the United States. As the market for school furniture has evolved, the Company has developed significant selling and service capabilities. The Company employs interior designers, CAD layout specialists, and project management specialists to support its direct sales force. These resources utilize proprietary PlanSCAPE® software which enables our selling and service professionals to provide project management from design and layout to full-service campus delivery and set up. The Company manufactures a wide assortment of products offering the breadth and depth to furnish all areas of a campus, including mobile tables, mobile storage equipment, student and teacher desks, technology tables, 4-leg and mobile chairs and stools, activity tables, folding chairs and folding tables. Virco has worked with accomplished designers - such as Peter Glass and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the wide-ranging Plateau and Text Series; and the new Topaz Series.

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

To meet the furniture and equipment needs of our customers, Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters, West Coast showroom, and our West Coast distribution operations. In the 2nd quarter of fiscal 2025, the Company executed a five-year extension of this lease expiring in September 30, 2030. To complement our Torrance-based operations, Virco owns three manufacturing and distribution facilities in Conway, Arkansas. The primary facility is located on 100 acres of land in Conway, Arkansas, containing 1.2 million square feet of manufacturing, warehousing, distribution, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954 and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored. The Company occupied this building under a series of leases for approximately 20 years and purchased this facility in the third quarter of the fiscal year ended January 31, 2018.

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

Understanding that collaboration and engagement take place beyond the walls of a classroom, Virco introduced the Plateau Series Media Tables. With collaborative environments in mind, these tables were designed to bring groups of people together in schools and the workplace. These media tables features a TV mount for screens and built-in USB and Power Ports, students and colleagues can easily exchange ideas and share content. The Plateau Series was also expanded to include more popular shapes and additional leg options including stand-up, low legs, and casters to broaden height ranges and mobility.

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

As of January 31, 2025, the Company employed approximately 810 full-time employees, manufacturing its products in 1.1 million square feet of fabrication facilities and 1.2 million square feet of assembly and warehousing facilities in Torrance, California and Conway, Arkansas.

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

Virco's sales force is supported by a project management team which includes field-based project specialists, in-house interior designers, project management specialists, purchasing specialists, and field service supervisors. The project management team and the sales force utilize the Company's proprietary PlanSCAPE® software in conjunction with Building Information Modeling when preparing complete package solutions for the FF&E segment of bond-bunded public school construction projects. The PlanSCAPE® software supports classroom by classroom product selection, product specification, pricing, and furniture delivery including delivery to and turnkey classroom setup. PlanSCAPE® software also enables the entire Virco sales force to prepare quotations for less complicated projects.

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

The Company sells to thousands of customers and no single customer represented more than 10 percent of the Company's consolidated net sales in fiscal 2025. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 59% of sales in fiscal 2025 and 64% in fiscal 2024. We have had a history of contracts with the purchasing organization and was most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two-year extensions at the sole discretion of the purchasing organization extending through 2026 if both options are exercised. The Company is currently in the second of the available two-year extensions. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

The Company’s education customers typically do not have logistic capabilities and approximately 75% of sales are FOB destination and include freight to customer. Approximately 50%-55% of sales are “full service” and are FOB classroom and include turnkey set-up. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics and service to the ultimate customer. Nearly all of the Company’s out-bound freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season. Virco has a seasoned team of installation and project management professionals located throughout the country. These resources work with local agencies to provide classroom delivery and set up as required by customers.

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

In the years subsequent to China entering the World Trade Organization in 2001, many U.S. furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. The Company’s primary competition evolved from manufacturers of furniture to importers and distributors of furniture. During this same period, Virco elected to significantly reduce its workforce, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. As recent global supply chain challenges have led to “reshoring, nearshoring, and friendshoring” of production or other modifications to supply chains, Virco has a comprehensive, established, and fully functioning manufacturing footprint in the United States. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources, supply chain disruptions, and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items and typically provide superior delivery during the peak summer delivery season. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific product and color combinations shortly prior to delivery.

Finally, management continues to hone Virco's ability to finance, manufacture, and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The company shipped approximately 47% and 49% of annual sales in June, July, and August during fiscal 2025 and 2024, respectively. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

Virco's principal manufactured products include:

SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills has been a top seller since its launch. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; mobile task chairs and lab stools; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers and floor rockers. Virco continues to innovate around its line of healthy movement furniture with the R2M collection of flexible seating that take movement and choice to a new level. The R2M Collection is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move – empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker provides a safe, durable and ergonomic option for floor seating. The C2M 4-leg Chair, winner of the EDspaces Innovation in Seating Award and the A4LE LearningSCAPES Industry Partner Award, offers an empowering new twist on flexible seating with a mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M Chair, the R2M Mobile Task Chair offers movement in all directions – front-to-back and side-to-side – as well as the mobility and adjustability of a task Chair. All R2M seating is offered in our ZUMA®, Sage™ and Analogy® Series. Sage™ line, originally designed to serve students in college, university, and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there is also a selection of Sage rockers and floor rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, mobile task chairs and lab stools, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated bookrack to further penetrate the higher education market. Civitas™ chairs and stools are intended for foodservice, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives include the Parison Series for business, dining, and higher education; 120, 121 and 122 Series stools; the N2 Series, which was designed as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

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

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2025 or 2024.

To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. The Company has a staff of interior designers to assist in designing engaging school environments, CAD layouts, our proprietary PlanSCAPE® software prepares detailed quotations and product specification along with detailed room-by-room installation plans, and project management for the delivery and set up of all capital acquisitions that fall under the FF&E line item of new school budget. Approximately 54% of the Company’s revenues in fiscal 2025 included this level of service and support. In addition to giving customers the option of purchasing Virco products utilizing our full-service offering, Virco provides two additional levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. Virco also offers Inside Delivery (to an inside location). The Company will sell furniture to dealers, distributors, and other resellers on FOB factory terms where the reseller provides service to the customer.

Customers

In the United States there are approximately 55 million students along with approximately 7 million teachers and support staff that can utilize Virco’s product offering. Virco's major customers include public and private educational institutions, charter schools, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2025 and January 31, 2024.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. In fiscal 2025 and 2024, the cost of commodities was relatively stable. In early 2025, there have been significant changes and proposed changes to U.S. trade policies. For example, effective March 4, 2025, the U.S. implemented a 25% additional tariff on imports from Canada and Mexico and a 20% additional tariff on imports from China. The U.S. also reinstated the steel import tariff to 25% effective March 12, 2025. These tariffs are likely to result in increased prices for imported components and materials supplied locally for fiscal year ending January 31, 2026.

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

Seasonality

Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. The company shipped approximately 47% and 49% of annual sales in June, July, and August during fiscal 2025 and 2024, respectively. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

The Company utilizes a comparable strategy to address warehousing and distribution requirements. During summer months, temporary labor and third-party contractors are hired to supplement experienced warehouse, distribution and service personnel. More than 90% of the Company's freight is provided by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. The Company has secured sufficient warehouse capacity to accommodate our current needs, as well as anticipated future growth.

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

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers, which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artcobell, KI Inc., Steelcase, Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Moore Co., Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sell furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), MiEN, Kay-Twelve, and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market, and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

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

Backlog

Sales order backlog at January 31, 2025 totaled approximately $49.2 million. Sales order backlog at January 31, 2024, totaled approximately $48.5 million. Substantially all of the 2024 backlog shipped in 2025. Substantially all of the current backlog is expected to ship during the fiscal year ending January 31, 2026.

Patents and Trademarks

In the last 20 years, the United States Patent and Trademark Office (“USPTO”) has issued to Virco more than 29 patents on its various new product lines. These patents cover various design and utility features in the ZUMA®, PARAMETER®, TOPAZ®, and TEXT® product families. These patents also cover the design and utility features in the new dynamic healthy movement products such as rocking chairs, floor rockers, and collaborative learning table shapes.

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

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 75 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital Resources

As of January 31, 2025, Virco and its subsidiaries employed 810 full-time employees across our facilities. Of this number, 632 are involved in manufacturing and distribution, 115 in sales and marketing and 63 in administration. None of our employees are unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May through August with smaller numbers immediately preceding and following these months.

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

We believe we offer fair, competitive compensation and benefits that support our employees’ overall well-being and foster their growth and development. To ensure alignment with our short-term and long-term goals, our compensation programs for employees include base pay, short-term incentives, and opportunities for long-term incentives. We offer a wide array of benefits including comprehensive health and welfare insurance; generous time-off and leave; and retirement programs. We provide emotional, physical, legal and financial well-being services through our Employee Assistance Program . Our emotional well-being support offers help with a wide range of issues including stress management, work/life balance, grief and loss, self-esteem and personal development. In addition, our financial education and financial wellness coaches offer employees tools and resources to reach their personal financial goals.

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

During fiscal 2025, Virco derived approximately 12.3% of its revenues from customers located outside of the United States (primarily Puerto Rico).

During fiscal 2024, Virco derived approximately 4.7% of its revenues from customers located outside of the United States (primarily Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2025 and 2024, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2025, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2025	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	92	1990
Douglas A. Virtue (2)	President	66	2014
Robert E. Dose (3)	Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer.	68	1995
J. Scott Bell (4)	Senior Vice President – Chief Operating Officer	68	2004
Patricia Quinones (5)	Senior Vice President – Chief Administrative Officer	61	2004
Bassey Yau (6)	Senior Vice President - Corporate Controller, Assistant Secretary and Assistant Treasurer.	66	2004
 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 68 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 39 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 1995; has been employed by the Company for 34 years and has served as the Corporate Controller, and currently as Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer.
(4)	Appointed in 2004; has been employed by the Company for 35 years and has served in a variety of manufacturing, safety, and environmental positions, Vice President - General Manager, Conway Division, and currently as Chief Operating Officer.
(5)	Appointed in 2004; has been employed by the Company for 32 years in a variety customer and marketing service positions, Vice President of Logistics, Marketing Services and Information Technology and currently as Chief Administrative Officer.
(6)	Appointed in 2004; has been employed by the Company for 27 years and has served as Corporate Controller, and currently as Vice President Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer.

As previously announced, Robert Dose intends to retire from the Company as of April 30, 2025 and Bassey Yau has been appointed to succeed Mr. Dose as Chief Financial Officer, Treasurer and Secretary.”

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

In addition, public health emergencies such as epidemics or pandemics, geopolitical uncertainties, terrorist attacks, acts of war, natural disasters, increases in energy and other costs or combinations of such factors and other factors that are outside of our control could at any time have a significant effect on the economy, which in turn would affect government revenues and allocations of government spending. The occurrence of any of these or similar events in the future could cause demand for our products to decline or competitive pricing pressures to increase, any of which would likely adversely affect our business, operating results, cash flows and financial condition.

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

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from a global network of third-party suppliers. Materials comprised our single largest total cost. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, including the economic disruption caused by the pandemic, tariffs, and global supply chain disruptions, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to tariffs, fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions.

In fiscal 2025 and 2024, the cost of commodities was relatively stable. In fiscal 2023, the cost of commodities was volatile, but the volatility dampened noticeably compared to fiscal 2022.

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

Approximately 75% of our sales are FOB destination and include freight from Virco’s facilities to the customer location. Virco depends upon third-party carriers for more than 90% of customer deliveries. Increased regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of transportation services. Further, there may be a lack of available trained and licensed drivers, which may reduce the availability of transportation services. Inability to obtain adequate third-party freight on a timely basis during the summer delivery season can adversely affect the cost to deliver products to customers and the level of customer service, which can in turn adversely impact future sales.

The Company imports component parts from international sources (primarily China). The cost of ocean freight was relatively stable in 2025 and 2024. Ongoing disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts on a cost-effective basis to support sales, particularly in the busy summer season, which could have an adverse effect on our sales and profitability. There can be no assurance that our suppliers in China will not experience material disruptions in the future.

The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 59% of Virco's sales in fiscal 2025 and 64% of Virco's sales in fiscal 2024 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

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

Under our credit facility, substantially all of our accounts receivable is automatically and promptly swept to repay amounts outstanding under the credit facility upon our receipt. Due to this automatic liquidating nature, if we breach any covenant, violate any representation or warranty or suffer any deterioration in our ability to borrow pursuant to the borrowing base calculation contained in the credit facility, we may not have access to cash liquidity unless provided by the lender at its discretion. If the indebtedness under our credit facility were to be accelerated, we cannot be certain that we will have sufficient funds available to pay such indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Any such acceleration could also result in a foreclosure on all or substantially all of our assets, which would have a negative impact on the value of our common stock and jeopardize our ability to continue as a going concern. In addition, certain of the covenants and representations and warranties set forth in our credit facility contain limited or no materiality thresholds, and all of the representations and warranties must be true and correct in all material respects upon each borrowing, which we expect to occur on an ongoing basis. There can be no assurance that we will be able to comply with all such covenants and be able to continue to make such representations and warranties on an ongoing basis. There can be no assurance that the Company will meet the requirements of its financial covenants on an ongoing basis or that, should we fail to meet such covenants, the Agent and Lender under our credit facility will agree to waivers or amendments with respect thereto. If we breach any of our financial covenants without receiving a corresponding waiver or amendment, the Agent and Lender may accelerate our credit facility and impose default interest and other fees, any of which could have a material adverse effect on our financial condition and results of operations.

Health crisis events, such as epidemics or pandemics, have adversely impacted, and may continue to impact, the economy and disrupt our operations and supply chains, which may have an adverse effect on our results of operations.

Health crisis events, including epidemics or pandemics such as COVID-19,and the actions taken by various governments and third parties to combat such events, have caused significant disruptions in our product sales and marketing, manufacturing and distribution operations, and supply chains. The resurgence of COVID-19 or its variants, as well as an outbreak of other widespread public health epidemics or pandemics, could cause new disruptions to our product sales, manufacturing and distribution operations, supply chains and demand for our products by our customers, which could adversely affect our business, financial condition, and results of operations.

Our recent revenue growth may not be sustainable

The Company’s recent revenue growth since 2023 was partly a result of the recovery from COVID-related school closures and subsequent supply chain disruptions, and future growth rates are unlikely to match those of the past several years. As with the unpredictable outcomes of school closures and supply chain disruptions, future events beyond the Company’s control, such as tariffs and trade realignments, may have both negative and positive impacts on the Company’s revenue and operating margins. Management intends to position the Company to respond to these uncertainties by continuing to reinvest in operating systems, employee skills, and customer development and retention.

INDUSTRY AND ECONOMIC RISKS

Increases in basic commodity, raw material and component costs could adversely affect our profitability.

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, public health issues, labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and we are unable to pass along a portion of the higher costs to our customers.

In early 2025, there have been significant changes and proposed changes to U.S. trade policies. On April 2, 2025, President Trump announced new tariffs on foreign imported goods, including a baseline duty of 10% on foreign imports and additional tariffs on imports from China of an additional 34%. The U.S. also reinstated the steel import tariff to 25% effective March 12, 2025. These tariffs are likely to result in increased prices for the Company’s imported components, steel and other material costs. The Company has increased list prices for its products in fiscal 2025 and 2026 in an effort to recover anticipated increases in material costs. The increase in cost of obtaining raw materials and components in excess of our ability to pass along such costs to customers, any of which could have a negative impact on our reputation, sales and profitability. Total material costs for fiscal 2026, as a percentage of sales, could be higher than in fiscal 2025. Both availability and volatility in cost were moderate in fiscal 2025 and 2024.

We are affected by the cost of petroleum-based products and increases in petroleum prices could reduce our margins and profits.

The profitability of our operations is sensitive to the cost of fuel, which materially affects our transportation costs, the costs of petroleum-based materials (like plastics) and the costs of energy (including electricity and natural gas) used in operating our manufacturing facilities. Petroleum prices have fluctuated significantly in recent years and could rise from current levels. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions, as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs increase or, the price of petroleum-based products and cost of operating our manufacturing facilities increase and we are unable to pass a material portion of these increased costs to our customers, our gross margins and profitability would be adversely affected.

Evolving trade policies that increase tariffs may have a material adverse effect on the Company’s business and results of operations.

The occurrence of an international trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy generally, which could have a material adverse effect on the Company’s business, operating results, and financial condition. In early 2025, there have been significant changes and proposed changes to U.S. trade policies, including new tariffs on foreign imported goods announced by President Trump on April 2, 2025. These tariffs are likely to result in increased prices for imported components and materials supplied locally. The Company cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of products in the future, nor can the Company predict their impact on the business. The Company may be challenged in effectively increasing the prices of its products to offset these factors, and its business and results of operations may be adversely affected.

FINANCING RISKS

We may not be able to renew our credit facility on favorable terms, or at all, which would adversely affect our results of operations.

We have historically relied on third-party bank financing to meet our seasonal cash flow requirements. In fiscal 2023, our credit facility with PNC Bank was extended to April 2027. In addition, on an annual basis, we prepare a lender-approved forecast of seasonal working capital requirements and use borrowings under our credit facility with PNC Bank to help meet these seasonal cash flow and working capital requirements. Uncertainty in the credit markets may negatively impact our ability to obtain approval of our annual forecast, make changes in our forecast or renew our credit facility upon its maturity in 2027 on favorable terms or at all. If we are unable to access or renew our credit facility on favorable terms (including available borrowing line and the rate of interest charged thereunder), or at all, or we are in violation of our financial covenants in the future and do not receive a waiver, our ability to fund our operations would be impaired, which would have a material adverse effect on our results of operations.

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

Management expends a significant amount of time in the fourth quarter of the prior year and the first quarter of each year developing a stocking plan and estimating the number of temporary summer employees, the amounts of raw materials and the types of components and products that will be required during the peak season. If management does not accurately forecast the Company's requirements, the Company's results of operations could be adversely affected. For example, if management underestimates any of these requirements, Virco's ability to meet customer orders in a timely manner or to provide adequate customer service may be diminished. If management overestimates any of these requirements, the Company may be required to absorb higher storage, labor and related costs, each of which may negatively affect the Company's results of operations.

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

We sponsor one qualified defined benefit pension plan, the Virco Employee Retirement Plan (“Employee Plan”), and one nonqualified pension plan. Benefits under the Plans were frozen in 2003. The difference between plan obligations and assets, or the funded status of the Employee Plan, significantly affects net periodic benefit costs of our Employee Plan and our ongoing funding requirements with respect to the Employee Plan. The Employee Plan is funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns, and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. Because the recent economic environment was characterized by historically low interest rates, we may be required to make additional cash contributions to the Employee Plan and recognize further increases in our net pension cost to satisfy our funding requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. These factors are further complicated by the substantial intervention in the U.S. credit markets by the Federal Reserve Board and Treasury Department, which could have the effect of artificially affecting market interest rates.

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

We face the risk of claims that we have infringed a third party’s intellectual property rights. Companies operating in the furniture industry routinely seek protection of the intellectual property for their product designs, and our principal competitors may have large intellectual property portfolios. Our efforts to identify and avoid infringing a third party’s intellectual property rights may not be successful. Any claims of intellectual property infringement, even those without merit, could (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using products that incorporate the challenged intellectual property; (iii) require us to redesign, reengineer, or rebrand our products or packaging, if feasible; or (iv) require us to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property. Such claims could have a negative impact on our sales and results of operations.

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

Our cybersecurity team is under the direction of the Chief Operations Officer and VP of Technology and Information Security, who are responsible for assessing, deploying, and managing the cybersecurity risk management program. Recognizing the complexity and evolving nature of cybersecurity threats, the cybersecurity team engages with a range of independent third-party experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. Our collaboration with these independent third parties includes regular threat assessments, such as penetration tests and table-top exercises, and consultation on security enhancements. In addition, the cybersecurity team provides training to applicable members and ongoing cybersecurity education. The Company also maintains cyber risk insurance to help cover costs associated with data breaches and cyberattacks. We evaluate and assess the capabilities of third-party service providers depending on the products and services provided and the potential for data exchange and technology risk. We also receive and review independent assessments of security threats from our major service providers.

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

Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See "Item 1A. Risk Factors - Failure in our information technology and storage systems or cybersecurity incidents could adversely affect our business" for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

Item 2. Properties

Torrance, California

Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California. This facility is occupied under a lease expiring on September 30, 2030. This facility also includes the corporate headquarters, the West Coast showroom, and all West Coast distribution operations.

Conway, Arkansas

The Company owns 100 acres of land in Conway, Arkansas, containing 1.2 million sq. ft. of manufacturing, warehousing, and office space. This facility - which is equipped with high-density storage systems, features 70 doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers - has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco's ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled. This facility and the underlying real estate, along with the rest of the Company’s assets, secure the Company’s obligations under its credit facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The NASDAQ Global Market is the principal market on which Virco Mfg. Corporation common stock (trading symbol VIRC) is traded. As of March 31, 2025, there were approximately 130 registered stockholders of record of the common stock according to the Company's transfer agent records. The number of record holders does not include persons who hold such shares in nominee or “street name” accounts through brokers.

Dividend Policy

Our future dividend policy will be determined from time to time by our board of directors, taking into account the Company’s earnings and liquidity, among other factors. In addition, our Amended and Restated Credit Agreement with PNC Bank limits our ability to pay cash dividends and repurchase stock up to $8.0 million in the aggregate during any fiscal year, provided that no default or event or default shall have occurred or be continuing under the Credit Agreement or result from any such dividend. In addition, under the Credit Agreement we must demonstrate pro forma compliance with a fixed charge coverage ratio of not less than 1.20:1.00 for the most recent twelve-month period ending as of the fiscal quarter immediately preceding the date of such dividend.

The Company declared a quarterly dividend of $0.025 per share in the fourth quarter of fiscal 2025. Subsequent to year end, in the first quarter of fiscal 2026, the Company declared a dividend of $0.025 per share. While the Company intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Stock Repurchases

On December 5, 2023, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock, and on January 17, 2025, the Board authorized the repurchase of an additional amount of up to $10.0 million of the Company's common stock. During the fiscal year ended January 31, 2025,we spent $3.8 million to repurchase an aggregate of 342,026 shares of common stock. As of January 31, 2025, $11.2 million remained available for repurchase pursuant to the board authorizations.

The repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the repurchase program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The repurchase program has no time limit and may be suspended or discontinued at any time. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $8,000,000 under our Credit Agreement with PNC Bank, as further discussed above under “Note 7. Debt” to our Unaudited Consolidated Financial Statements.

With the operating cash flows we anticipate generating in fiscal 2026, we expect to continue repurchasing Company stock, subject to market conditions and other factors as deemed relevant by our board of directors.

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC Bank, which established a new category of permitted share repurchases in an amount up to $7.5 million, which is in addition to the dollar limits on permitted share repurchases under the Credit Agreement discussed above. The share repurchases under the new category must occur during the fiscal year ended January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Facility. The permitted share repurchases under this new category are also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio covenants in the Credit Agreement.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fourth quarter ended January 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

November 2024	—	—	—	$3,502,000
December 2024	170,731	$11.71	170,731	$1,502,000
January 2025	31,593	$9.86	31,593	$11,190,000
Total	202,324	$11.42	202,324

(a) The average price paid per share includes any broker commissions.

(b) The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, including by entering into Rule 10b5-1 trading plans, and during an “open window” when the Company does not possess material non-public information. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program has no time limit. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $8 million under our Credit Agreement with PNC Bank, as further discussed above under “Note 3. Debt” to our Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 31, 2025, with respect to compensation plans under which our equity securities are authorized for issuance. There were no securities issued under equity compensation plans not approved by security holders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans - excluding securities reflected in column
Plan category	(#)	($)	(#)

Equity compensation plans approved by security holders	—	$—	521,859 (1)

(1) Represents the number of shares available for issuance as of January 31, 2025 under the Company’s 2019 Omnibus Equity Stock Incentive Plan.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of Operating Results

Virco Mfg. Corporation is the nation’s largest domestic manufacturer and distributor of Furniture, Fixtures, and Equipment ("FF&E") for the education (K-12) market. The Company’s operating model and unique market differs in several ways from the traditional furniture industry model. The furniture industry is traditionally structured around furniture manufacturers that sell to end customers through dealership networks. These dealership networks can be aligned with one manufacturer or open to multiple manufacturers. Virco is one of the few domestic manufacturers of school furniture that call on and sell direct to school customers, with approximately 70% to 80% of sales being direct to customers.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company markets and sells direct to the schools and provides project management and logistics. Approximately 75% of sales are delivered FOB destination.

As part of this integrated business model, the Company has developed several competencies to enable superior service to the markets in which Virco competes. Virco's sales force is supported by a project management team which includes field-based project specialists, in-house interior designers, project management specialists, purchasing specialists, and field service supervisors. The project management team and the sales force utilize the Company's proprietary PlanSCAPE® software in conjunction with Building Information Modeling when preparing complete package solutions for the FF&E segment of bond-funded public school construction projects. The PlanSCAPE® software supports classroom by classroom product selection, product specification, pricing, and furniture delivery including delivery to and turnkey classroom setup. PlanSCAPE® software also enables the entire Virco sales force to prepare quotations for less complicated projects. An important element of Virco's business model is the Company's emphasis on developing and maintaining key manufacturing, warehousing, distribution, delivery, project management and service capabilities. The Company has developed a comprehensive product offering for the FF&E needs of the K-12 education market, enabling a school to procure all of its FF&E requirements from one source.

China’s entry into the World Trade Organization in 2001 had a severe impact on the industry, with most furniture manufacturers closing their domestic fabrication facilities and importing components or finished goods from China. This also enabled dealers and resellers to bypass domestic sources and purchase direct from China for domestic distribution. During this time Virco retained its domestic fabrication facilities. Today these facilities are substantially depreciated on our books but extremely well maintained, automated where cost effective, and fully operational. Recent economic events, in some cases accelerated by COVID, tariffs, volatility in both cost and availability of ocean freight, and other extended supply chain challenges have made our domestic manufacturing footprint a significant competitive advantage compared to companies which import finished products.

Furniture sold into the educational market is characteristically heavy, bulky, and logistically challenging compared to other markets significantly impacted by imports.

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

In the current fiscal year, the Company has benefited from a large series of disaster recovery orders that were received at the end of the prior fiscal year and the first quarter of the current year. During fiscal 2025, the Company shipped and recognized revenue related to these orders of approximately $9 million in the first quarter, $4 million in the second quarter, $6 million in the third quarter and $4 million in the fourth quarter. These shipments positively affected the Company’s traditional seasonal cycle this fiscal year, with positive impacts on production, overhead absorption, accounts receivable, collections, as well as lower borrowings to support that inventory. The Company believes that this project was substantially completed at the end of fiscal year 2025. The Company further believes that the timing and related positive impacts of this project are unusual and that more typical seasonal and financial patterns are likely to return after this project concludes.

Following a downturn during the COVID pandemic, order rates recovered during fiscal 2022, 2023, and 2024. Initially, the Company had difficulty sourcing adequate new permanent and temporary workers. The Company remedied this by providing significant raises to its hourly work force, and for fiscal years 2023, 2024, and 2025 our ability to support the seasonal business model returned to pre-COVID capabilities, with the Company delivering 47% - 49% of annual revenue during June, July, and August.

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 75 years and over this time developed products to address a variety of classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of products requested by educators. In fiscal 2021, we experienced an increase in the demand for individual desks. In fiscal 2022, demand began to return to products supporting collaborative learning. This trend continued through fiscal 2023, 2024, and 2025. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The educational sales market is extremely seasonal. In fiscal 2024 and 2025, approximately 47% - 49% of the Company's total sales were delivered in June, July, and August. During periods of traditional seasonality, average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.

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

The significant budgetary challenges faced by the education industry have had an impact on the Company’s business model over this time frame and have created opportunities as well. In response to their budgetary challenges, many school districts closed warehouses and reduced janitorial and support staff in order to retain accredited teachers. Selling efforts must now reach school principals and administrative staff in addition to the district business offices. Sales priced under national contracts or buying groups are displacing competitive bids administered by professional purchasing departments. Distribution and service has become a more meaningful component of our business as most deliveries are to school sites, and over 50% include delivery into the classroom. This evolution adds to the seasonal challenges of our business, but also creates opportunities to suppliers that can execute during the short summer delivery window.

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood, and energy. The majority of the Company's sales are generated under annual contracts in which the Company can raise the price of its products once every six months and only on future orders. If the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In fiscal 2023, the cost of commodities was volatile, but not as severe as experienced in 2022. Increased selling prices covered increases in commodity prices during fiscal 2023. In 2024 and 2025, the Company increased selling prices in anticipation of additional cost increases. The cost of materials in 2024 and 2025 were reasonably stable compared to the volatility in prior years – especially the years impacted by COVID.

Approximately 75% of Virco’s sales include freight to the customer facility and the cost or availability of transportation equipment can adversely impact both profitability and customer service. Significant cost increases in manufacturing or distributing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material or distribution costs under the contracts described above.

In early 2025, there have been significant changes and proposed changes to U.S. trade policies. On April 2, 2025, President Trump announced new tariffs on foreign imported goods, including a baseline duty of 10% on foreign imports and additional tariffs on imports from China of an additional 34%. The U.S. also reinstated the steel import tariff to 25% effective March 12, 2025. These tariffs are likely to result in increased prices for imported components and materials supplied locally. For the year ending January 31, 2026 ("fiscal 2026"), the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to steel, plastic, and other raw materials, transportation, and energy. The Company may be challenged in effectively increasing the prices of its products, and its business and results of operations may be adversely affected.

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

Critical Accounting Policies and Estimates

This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates. On an ongoing basis, management evaluates estimates, including those related to valuation of inventory and related excess and obsolete inventories, self-insured retention for workers' compensation insurance, liabilities under defined benefit and other compensation programs, and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1A. Risk Factors”, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:

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

While we believe that adequate adjustments for inventory obsolescence have been made in the consolidated financial statements, our obsolescence adjustments calculations contain estimates that require management to make assumptions based on several factors, including market conditions, the selling environment, historical results, supply-chain environment, current inventory trends and customer behavior. There have been no changes to our policies for establishing adjustments throughout the year, and we do not expect significant changes to our historical obsolescence levels. A 10% increase in our year-end inventory adjustments would decrease our net income by approximately $0.4 million, on an after-tax basis. The net income would increase by similar amounts if the inventory adjustments was to decrease by a comparable percentage. As of January 31, 2025 and January 31, 2024, our inventory obsolescence adjustments were $5.6 million and $6.0 million, respectively, representing 9.1% and 10.8%, respectively, of our inventories on a FIFO basis.

Self-Insured Retention: For fiscal 2025 and 2024, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto and general liability losses up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4.0% for fiscal 2025 and fiscal 2024. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation and auto losses (including IBNR) were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2026 will be comparable to the retention levels for fiscal 2025.

Defined Benefit Obligations: The Company has two defined benefit plans, the Virco Employees Retirement Plan (“Employee Plan”) and the Virco Important Performers Plan (“VIP Plan”), which provide retirement benefits to employees. Virco discounted the pension obligations for the two plans using the following discount rates for the fiscal years ended January 31:

	2025	2024
Employee Plan	5.55%	5.15%
VIP Plan	5.60%	5.20%

Because new benefit accruals for both plans were frozen by the Company effective December 31, 2003, the assumed rate of increase in compensation has no effect on the accounting for the plans. For the Employee Plan, the Company estimated a 6.0% return on plan assets for fiscal 2025 and 2024. The VIP Plan is unfunded and has no plan assets. These rate assumptions can vary due to changes in interest rates and expected returns in the stock market. In prior years, the discount rate has decreased, causing pension expense and pension obligations to increase.

Because the plans have been frozen for many years, there is no service cost related to the plans. During fiscal year 2024, the Plan purchased approximately $5.0 million of annuities for retired employees. The Company did not incur settlement costs in fiscal 2025. In fiscal 2024, the Company has incurred settlement costs for the Employee Plan due to a large number of lump-sum benefits paid to retired and terminated employees. In effort to de-risk the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future.

Due to the size of the Company's pension obligations, a one percent change in discount rates can cause a material change in the pension obligations. A one percent reduction in discount rates would cause obligations under the Plans to increase by approximately $2.7 million and increase pension expense by approximately $190,000. A one percent decrease in return on Plan assets would increase pension expense by $180,000 and have no impact on retirement obligations. The retirement obligations would decrease by similar amounts if discount rate were to increase by a comparable percentage. The Company obtains annual actuarial valuations for both plans.

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

At January 31, 2025, the Company recorded a partial valuation allowances of $236,000 on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2025, was a decrease of $15,000. At January 31, 2025, the Company has no NOL for U.S. federal tax purposes and $6.3 million for state income tax purposes, expiring at various dates through January 31, 2041.

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

Results of Operations (fiscal 2025 vs. 2024)

Financial Highlights

The Company earned a pre-tax profit of $28.4 million on net sales of $266.2 million for fiscal 2025, compared to pre-tax profit of $29.2 million on net sales of $269.1 million in fiscal 2024. Net income per diluted share was $1.32 for fiscal 2025, compared to $1.34 per diluted share in the prior year. Cash flow provided by operations was $33.1 million in fiscal 2025, compared to cash provided by operations of $27.0 million in fiscal 2024.

Net Sales

Virco's net sales decreased by 1.1% in fiscal 2025 to $266.2 million compared to $269.1 million in fiscal 2024. The small decrease in net sales was attributable to a slight increase in selling prices offset by a minimal decrease in unit volume. In fiscal 2025, order rates increased by approximately 3.3% compared to 2024. The Company believes that order rates have now substantially recovered from the impact of COVID and related supply chain disruptions.

The Company has effectively increased selling prices under its largest contracts to recover volatile commodity, energy, freight, and labor costs incurred in recent years. The Company does not anticipate material margin growth as recent price increases have restored profitability. As we have gone through this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with emphasis on product quality, product selection, and service. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. The Company will continue to emphasize the value, design, variety of its products, the value of its distribution, delivery, classroom delivery and project management capabilities, and the importance of timely deliveries during the peak-seasonal delivery period. To increase or maintain market share during fiscal 2026, when market conditions warrant, the Company may selectively compete based on direct prices to build or maintain its market share. Estimates of sales volume for the next year may continue to be impacted by global events.

Cost of Sales

Cost of sales was 56.9% of net sales in both fiscal 2025 and fiscal 2024. In the current year, the composition of orders moderated slightly with a slight decrease in orders delivered with full service. Full service orders typically generate greater margins, but also result in increased service costs which are included in selling, general, and administrative expenses.

The material portion of our costs as a percentage of sales was 33.2% of net sales in fiscal 2025 and 34.7% of net sales in fiscal 2024. This was primarily due to relatively stable commodity costs in 2025 and 2024. Direct labor costs increased slightly as a percentage of sales. Overhead costs as a percentage of sales increased slightly. The net result of all activity was no change in COS as a percentage of sales.

During fiscal 2025, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy, and tariffs due to potential macroeconomic events, including global economic sanctions. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2026. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses ("SG&A") for fiscal 2025 increased by $2.6 million to $86.8 million from $84.2 million. The increase in SG&A was primarily attributable to an increase in variable selling and other compensation expenses.

Pension expense decreased due to increased discount rates and because prior year included plan settlement expenses. Interest expense was $2.3 million lower in fiscal 2025 compared to fiscal 2024 because of decreased levels of borrowing.

Provision for Income Taxes

Our effective tax rate was 23.9% for fiscal 2025, and is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax asset.

During fiscal 2024 the Company utilized all of its federal NOL’s and a significant portion of its state NOL’s. The effective tax rate for 2025 is more representative of rates that will affect fiscal 2026.

Valuation allowances of $236,000 are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. At January 31, 2025, the Company has no operating loss carryforwards for U.S. federal, and $6.3 million for state income tax purposes, expiring at various dates through January 31, 2041.

Cash Flows

The following table shows summary cash flows information for the fiscal years ended January 31, 2025 and 2024:

	Year ended January 31,
	2025	2024
	(In thousands)

Net cash provided by operating activities	$33,128	$26,960
Net cash used in investing activities	(5,563)	(4,759)
Net cash used in financing activities	(5,984)	(17,972)
Net increase in cash	$21,581	$4,229

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash provided in operations was $33.1 million in 2025 and $27.0 million in 2024. The increase in cash provided was primarily attributable to decrease in accounts receivable offset by an increase in income tax payments.

Investing activities. Investing activities include two distinct categories. Financial transactions are related to the purchase or sale of investments held in the Rabbi Trust which funds and secures employee benefits related to the non-qualified VIP pension and Split Dollar Life Insurance programs. The net investing activity from these transactions were immaterial. Our net investments primarily consist of investments in our factories and technology to support our business activities. Capital expenditures have been financed using borrowings under our line of credit with PNC Bank. There were no material commitments for capital expenditures as of January 31, 2025.

Financing activities. Our financing activities primarily consist of the proceeds and repayments of borrowings under our line of credit with PNC Bank, payment of cash dividends, and repurchases of Company stock. Due to the seasonal nature of our business, the Company typically borrows material amounts under the line to finance seasonal building of inventory and financing of accounts receivable. The Company typically repays the seasonal borrowings at the conclusion of the summer busy season. In fiscal years 2025 and 2024 the Company materially reduced its year end borrowings under the line of credit, primarily due to cash flows from operations.

Inflation and Future Change in Prices

We commit to annual contracts that determine selling prices for goods and services for periods of six months and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company may not have the ability to raise prices on orders received prior to any announced price increase. Due to the seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. During fiscal 2025 and 2024 the cost of commodities was reasonably stable.

For fiscal 2026, the Company anticipates continued volatility in costs, particularly with respect to imported components from China, freight from China, certain raw materials including steel, transportation, energy, and potential impacts of escalating labor costs. Anticipated adverse volatility for fiscal 2026 could be severe in light of global supply chain and economic sanctions, tariffs imposed or threatened on imported commodities and other disruptions affecting our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, that are affected by the price of oil. Transportation costs may be adversely affected by increased oil prices, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Recent regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee compensation and benefit costs. The Company has renewed health insurance contracts for its employees through December 2025, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2026. Due to current economic conditions, the Company anticipates increased price competition in fiscal 2026 and may not be able to raise prices further in response to increased commodity costs without risk of losing market share. As a portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.

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

As part of Virco's efforts to address seasonality, financial performance, and quality without sacrificing service or market share, management has been refining the Company's ATS operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse, and the third-party products will be shipped along with product manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2025 and 2024.

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

Because of the seasonality of our business, our manufacturing and distribution capacity is dictated by the capacity requirement during the months of June, July, and August. Because of this seasonality, factory utilization is lower during the slow season. The Company utilizes a variety of tactics to address the seasonality of its business. During the summer months, which comprise our second and third fiscal quarters, our personnel utilization generally is at or close to full capacity. The Company utilizes temporary labor and significant overtime to meet the seasonal requirements. During the slow portions of the year, temporary labor and overtime are eliminated to moderate the off-season costs. Our manufacturing facility capacity utilization generally remains less than 100% during these off-season months because physical structure capacity cannot be adjusted as readily as personnel capacity, and we have secured sufficient physical structure capacity to accommodate our current needs, as well as for anticipated future growth. Our physical structure utilization is significantly lower during the first and fourth quarters of each year than it is during the second and third quarters.

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

Additionally, the Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations. In fiscal 2025, the Company spent $3.8 million to repurchase 342,026 shares of its common stock. As of January 31, 2025, $11.2 million was authorized and available for repurchase of shares by the Company.

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

The Revolving Credit Facility bears interest, at the Borrowers' option, at either the Alternate Base Rate (as defined in the Restated Credit Agreement) or the Eurodollar Currency Rate (as defined in the Restated Credit Agreement), in each case plus an applicable margin. The applicable margin for Alternate Base Rate loans is a percentage within a range of 1.25% to 1.75%, and the applicable margin for Eurodollar Currency Rate loans is a percentage within a range of 2.25% to 2.75%, in each case based on the adjusted EBITDA (as defined in the Restated Credit Agreement, “EBITDA”) of the Borrowers at the end of each fiscal quarter and may be increased at PNC's option by 2.0% during the continuance of an event of default. Accrued interest with respect to principal amounts outstanding under the Restated Credit Agreement is payable in arrears on a monthly basis for Alternative Base Rate loans, and at the end of the applicable interest period but at most every three months for Eurodollar Currency Rate loans. The interest rate at January 31, 2025 was 9.5%.

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

Pursuant to the Restated Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty, or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Restated Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with these financial covenants, although there are uncertainties therewithin, such as raw material costs and supply chain challenges.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $30.0 million was available for borrowing as of January 31, 2025 and 2024.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of approximately $5.0 million for fiscal 2026. Our Revolving Credit Facility with PNC Bank provides a $2.0 million line for equipment and covenants allow for anticipated capital expenditures for fiscal 2026.

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

Because the plans have been frozen since 2003, there is no service cost related to the plans. In past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In effort to de-risk the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. With the recent increase in interest rates the Company was able to purchase approximately $5.0 million of annuities in the third quarter ended October 31, 2023, resulting in a settlement charge in that quarter. In the future, the Company may purchase additional annuities from third parties to further de-risk the Plan. The Company did not incur settlement costs in fiscal 2025. The Company incurred settlement costs in the third and fourth quarters of fiscal 2024. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006 and to minimize PBGC related expenses. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $623,000 and $676,000 in fiscal 2025 and 2024, respectively.

Contributions during fiscal 2026 will depend upon actual investment results and benefit payments but are anticipated to be less than $500,000. At January 31, 2025, accumulated other comprehensive income of $422,000, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2025, a 1% reduction in investment return would have increased pension expense by approximately $180,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $2.7 million and increase pension expense by approximately $190,000.

Stockholders' Equity

Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company declared a cash dividend in the fourth quarter of 2024 and in each quarter of 2025.

Virco issued a 10% stock dividend or 3/2 stock split every year beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122.0 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2025 reflects additional paid-in capital of approximately $117.5 million and accumulated deficit of approximately $8.9 million. The majority of the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.

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

Contingent Liabilities

In fiscal 2025 and 2024, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30.0 million. For the insurance year beginning April 1, 2025, the Company will be self-insured for product liability losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto liability up to $50,000 per occurrence. In future years, the Company's exposure to self-insured retentions will vary depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2025 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company did not enter into any material off-balance sheet arrangements during fiscal 2025, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2025.

New Accounting Pronouncements

See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2025, the Company had no balance outstanding under its up to$70 million revolving credit facility with PNC Bank. The PNC facility bears variable interest based on the Secured Overnight Financing Rate ("SOFR") and we are therefore subject to market risk from interest rate fluctuations. Since we had no balance as of January 31, 2025, a hypothetical 100 basis point change in the applicable interest rates would have no impact on the interest expense incurred by the Company as of such date, but would increase our borrowing costs in other periods when we had a positive balance under the PNC facility. For information related to the Corporation’s long-term debt, refer to "Note 3. Debt" in the Notes to Consolidated Financial Statements.

The Company's business is subject to changes in the price of raw materials used to manufacture its products, such as steel, plastic, wood, aluminum, polyethylene, polypropylene, plywood, particleboard, and cartons, as well as the price of petroleum, which not only affects the cost of plastic, but also the Company's transportation costs and costs of operating its manufacturing facilities. The Company works to offset these increased costs through sourcing initiatives, product re-engineering, and price increases on its products. Periodically margins are negatively impacted due to the lag between cost increases and the Company’s ability to increase its prices. With respect to the Company's annual contracts (or those contracts that have longer terms), the Company may have limited ability to increase prices during the term of the contract. The Company has, however, negotiated increased flexibility under many of these contracts allowing the Company to increase prices on future orders. Nevertheless, even with respect to these more flexible contracts, the Company does not have the ability to increase prices on orders received prior to any announced price increases. Due to the seasonal nature of its business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement corresponding increases in its sales prices in order to offset such increased costs. Significant cost increases in providing products during a given contract period can adversely impact operating results and have done so during prior years. The Company typically benefits from any decreases in raw material costs under the contracts described above.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Virco Mfg. Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation (the “Company”) as of January 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of slow-moving and obsolete inventories

As described in Note 1 to the consolidated financial statements, the Company’s inventories balance was $55.6 million as of January 31, 2025. Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and includes material, labor, and factory overhead. The valuation adjustments for slow-moving and obsolete inventories are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, consideration of inventory holdings and a review of historical and forecasted consumption of sales, and consideration of active marketing programs.

The Company’s determination of the valuation of slow-moving and obsolete inventories required a high degree of management judgment and subjectivity, which in turn led to especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. We have identified auditing this estimate as a critical audit matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s valuation of slow-moving and obsolete inventories. Our audit procedures related to the valuation of slow-moving and obsolete inventories included the following, among others:

•Testing management’s process for determining the valuation of inventories, including:

◦Evaluating management’s methodology to determine the net realizable value of inventories.

◦Evaluating the reasonableness of the significant assumptions used by management, including those related to forecasted inventory usage and backlog.

◦Testing the completeness, accuracy, and relevance of the underlying data of the system-generated information produced and used by management.

◦Testing the mathematical accuracy and calculations related to specific inventory write-down methodologies and percentages by inventory categories

◦Performing inquiries with non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory, cancelled sales orders, and other factors to corroborate management’s assumptions regarding qualitative judgments about discontinued, slow moving, and obsolete inventories.

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
April 14, 2025

We have served as the Company's auditor since 2022.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2025	2024
	(In thousands, except share and par value data)

Assets
Current assets
Cash	$26,867	$5,286
Trade accounts receivables (net of allowance of $200 at January 31, 2025 and 2024)	13,004	23,161
Income tax receivable	4,060	—
Inventories	55,647	58,371
Prepaid expenses and other current assets	2,595	2,208
Total current assets	102,173	89,026
Property, plant, and equipment, net	36,428	34,568
Operating lease right-of-use assets	35,593	6,508
Deferred income tax assets, net	5,821	6,634
Other assets	11,931	9,709
Total assets	$191,946	$146,445
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2025	2024
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$11,593	$12,945
Accrued compensation and employee benefits	11,064	10,880
Income tax payable	—	145
Current portion of long-term debt	258	248
Current portion of operating lease liability	1,673	5,744
Other accrued liabilities	9,687	8,570
Total current liabilities	34,275	38,532
Non-current liabilities
Accrued self-insurance retention	780	650
Accrued pension expenses	6,746	9,429
Income tax payable, less current portion	200	128
Long-term debt, less current portion	3,878	4,136
Operating lease liability, less current portion	36,007	1,829
Other long-term liabilities	795	562
Total non-current liabilities	48,406	16,734
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 16,087,082 shares in 2025 and 16,347,314 shares in 2024	161	164
Additional paid-in capital	117,549	121,373
Accumulated deficit	(8,867)	(29,048)
Accumulated other comprehensive income (loss)	422	(1,310)
Total stockholders’ equity	109,265	91,179
Total liabilities and stockholders’ equity	$191,946	$146,445
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Income

	Years ended January 31,
	2025	2024
	(In thousands, except per share data)

Net sales	$266,240	$269,117
Costs of goods sold	151,546	153,059
Gross profit	114,694	116,058
Selling, general, and administrative expenses	86,835	84,181
Operating income	27,859	31,877
Unrealized gain on investment in trust account	(1,365)	(1,050)
Pension expense	451	1,008
Interest expense, net	349	2,679
Income before income taxes	28,424	29,240
Income tax expense	6,780	7,330
Net income	$21,644	$21,910

Cash dividends declared per common share:	$0.09	$0.02

Net income per common share:
Basic	$1.32	$1.34
Diluted	$1.32	$1.34
Weighted average shares outstanding:
Basic	16,365	16,295
Diluted	16,372	16,388

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income

	Years ended January 31,
	2025	2024
	(In thousands)

Net income	$21,644	$21,910
Other comprehensive income
Pension adjustments (net of $584 tax expense in 2025 and $365 tax expense in 2024)	1,732	1,050
Comprehensive income	$23,376	$22,960

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 31, 2023	16,210,985	$162	$120,890	$(50,631)	$(2,360)	$68,061
Net income	—	—	—	21,910	—	21,910
Pension adjustments, net of tax effect of $365	—	—	—	—	1,050	1,050
Cash dividends	—	—	—	(327)	—	(327)
Shares vested and others	136,329	2	(112)	—	—	(110)
Stock compensation expense	—	—	595	—	—	595
Balance at January 31, 2024	16,347,314	164	121,373	(29,048)	(1,310)	91,179
Net income	—	—	—	21,644	—	21,644
Pension adjustments, net of tax effect of $584	—	—	—	—	1,732	1,732
Cash dividends	—	—	—	(1,463)	—	(1,463)
Shares vested and others	81,794	1	(413)	—	—	(412)
Stock compensation expense	—	—	395	—	—	395
Stock repurchased	(342,026)	(4)	(3,806)	—	—	(3,810)
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31,
	2025	2024
	(In thousands)
Operating activities
Net income	$21,644	$21,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,690	5,097
Amortization of debt issuance costs	72	115
Non-cash lease expense (income)	1,022	(694)
Deferred income taxes	230	800
Stock-based compensation	395	595
Defined benefit plan, recognized net loss due to settlements	—	375
Amortization of net actuarial gain for pension plans	(142)	(4)
Decrease in non-cash surrender value of life insurance policies	(982)	(14)
Non-cash gain on investment	(1,365)	(1,050)
Surrender of life insurance policies	(727)	(634)
Changes in operating assets and liabilities:
Trade accounts receivable	10,157	(4,726)
Inventories	2,724	9,035
Income taxes	(4,133)	213
Prepaid expenses and other current assets	(370)	(46)
Accounts payable and accrued liabilities	(1,087)	(4,012)
Net cash provided by operating activities	33,128	26,960
Investing activities
Purchases of property, plant and equipment	(6,295)	(5,248)
Purchases of marketable securities in trust accounts	(1,285)	—
Proceeds from sale of marketable securities in trust accounts	1,285	—
Proceeds for surrendering life insurance policies	732	489
Net cash used in investing activities	(5,563)	(4,759)
Financing activities
Proceeds from long-term debt	23,165	42,036
Repayment of long-term debt	(23,414)	(59,396)
Common stock repurchase	(3,810)	—
Tax withholding payments on share-based compensation	(412)	(110)
Payment on deferred financing costs	(50)	(175)
Cash dividend paid	(1,463)	(327)
Net cash used in financing activities	(5,984)	(17,972)

Net increase in cash	21,581	4,229
Cash at beginning of year	$5,286	$1,057
Cash at end of year	$26,867	$5,286

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest, net	$349	$2,679
Income tax paid	$10,707	$6,316
Property, plant and equipment acquired and not yet paid at end of year	$1,754	$493
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2025

1. Summary of Business and Significant Accounting Policies

Business

Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production, and distribution of quality furniture for the commercial and education markets. Over 75 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States. The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. The educational sales market is extremely seasonal.

Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. In fiscal 2022, the seasonal peak was distorted due to severe supply chain interruptions, labor shortages, and COVID-19 related employee absences and the Company delivered less than 40% of sales during June, July, and August. In fiscal 2025, the Company started to return to the traditional seasonality and delivered approximately 47% of annual sales in June, July, and August. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).

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

Fiscal Year End

Fiscal years 2025 and 2024 refer to the fiscal years ended January 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open accounts with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. The Company had two customers with balances greater than 10% of the Company's accounts receivable at January 31, 2025. The majority of their outstanding balances were paid off subsequent to year ended January 31, 2025. There were no customers accounted for more than 10% of the Company's accounts receivable at January 31, 2024. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended

January 31, 2025 and 2024. Foreign net sales were approximately 12.3% and 4.7% of the Company’s net sales for fiscal years 2025 and 2024, respectively.

Cash and Cash Equivalents

Cash consists of cash on hand, and the Company has approximately $26.9 million in cash and cash equivalents as of January 31, 2025. The Company classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents. Significant concentrations of credit risk may arise from the Company’s cash maintained at PNC bank, as from time to time cash balances may exceed the FDIC limits. Outstanding checks are classified as a reduction in cash.

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

The following table presents an updated breakdown of the Company’s net inventory (in thousands) as of January 31, 2025 and 2024:

	January 31,
	2025	2024

Finished goods	$19,599	$18,861
Work in Process	21,357	25,047
Raw materials	14,691	14,463
Inventories	$55,647	$58,371

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

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense were $2.3 million and $1.8 million for fiscal years ended January 31, 2025 and 2024, respectively. Property, plant, and equipment purchased during the year that remains unpaid were $1.8 million and $0.5 million as of January 31, 2025 and 2024, respectively.

The Company has established asset retirement obligations related to leased manufacturing facilities. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations, included in other non-current liabilities were $445,000 and $212,000 at January 31, 2025 and 2024, respectively.

	January 31,
	2025	2024
	(In thousands)

Balance at beginning of period	$212	$205
Increase in obligation	200	—
Accretion expense	33	7
Balance at end of period	$445	$212
Impairment of Long-Lived Assets

An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flows from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2025 and 2024.

Net Income per Share

The Company computes net income per share attributable to common stockholders by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted income per share calculation, restricted stock units are considered to be potential common shares. There were no anti-dilutive shares included in the calculation of net income per share for fiscal periods disclosed.

The following table sets forth the computation of basic and diluted income per share:

	January 31,
	2025	2024
	(In thousands, except per share)
Numerator
Net income	$21,644	$21,910
Denominator
Weighted-average shares — basic	16,365	16,295
Dilutive effect of common stock equivalents from equity incentive plans	7	93
Weighted-average shares	16,372	16,388
Net income per common share
Basic	$1.32	$1.34
Diluted	$1.32	$1.34

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

Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2025 and 2024, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2025 and 2024.

Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general, and administrative expenses include advertising costs for the years ended January 31, 2025 and 2024 of $1.5 million and $1.4 million, respectively, and are expensed as incurred. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2025 and 2024, were $397,000 and $432,000, respectively.

Product Warranty Expense

The Company provides a product warranty on most products. Products sold prior to January 31, 2014 are out of warranty. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historical data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $350,000 as of January 31, 2025 and 2024, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserve were $150,000 as of January 31, 2025 and 2024, and included in other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insurance

In fiscal 2025 and 2024, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and auto liability losses up to $50,000 per occurrence. The actuarial estimated liability for the self-insured component of claims was discounted to their net present value utilizing a discount rate of 4.0% in both fiscal 2025 and fiscal 2024. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $900,000 and $770,000 at January 31, 2025 and 2024, respectively, in the accompanying consolidated balance sheets. The current portion of the self-insurance reserve was $120,000 as of January 31, 2025 and included in other accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.

Accumulated Other Comprehensive Income (Loss), Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (in thousands) for the years ended January 31, 2025 and 2024:

	January 31,
	2025	2024

Balance as of beginning of year	$(1,310)	$(2,360)

Other comprehensive income before reclassifications	1,874	679
Amounts reclassified from accumulated comprehensive (income) loss	(142)	371
Net current period other comprehensive income	1,732	1,050

Balance as of end of year	$422	$(1,310)

The reclassifications out of accumulated other comprehensive (income) loss of $(142,000) and $371,000 for the years ended January 31, 2025 and 2024, respectively, related to amortization of actuarial losses and settlements (See Note 4). The reclassifications were included in pension expense in the accompanying consolidated statements of income.

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

For product produced by and sourced from third parties, management has determined that it is the principal, since it (i) bears primary responsibility for fulfilling the promise to the customer; (ii) bears inventory risk before and/or after the good or service is transferred to the customer; and (iii) has discretion in establishing the price for the sale of good or service to the customer.

Delivery Costs

For the fiscal years ended January 31, 2025 and 2024, shipping and classroom delivery costs of approximately $26.4 million, and $27.2 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

2. New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Accounting Standards Updates ("ASUs") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. . The Company adopted ASU 2023-07 during the year ended January 31, 2025. Refer to Note 11 for required disclosures.

Recently Issued Accounting Pronouncements
The Company evaluates all ASUs issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

3. Debt

Outstanding balances (in thousands) for the Company’s long-term debt were as follows:

	January 31,
	2025	2024

Revolving credit line	$—	$—
Other	4,136	4,384
Total debt	4,136	4,384
Less current portion	258	248
Non-current portion	$3,878	$4,136

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on November 22, 2024.

The Credit Agreement as currently in effect permits the Company to issue cash dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $8.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing fixed charge coverage ratio of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Credit Agreement also requires the Company to maintain a minimum fixed charge coverage ratio, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $60.0 million (increasing to $70.0 million during the months of June through August 2024) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August 2024; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of January 31, 2025.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $28.0 million was available for borrowing as of January 31, 2025. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The Company did not have an outstanding amount under the

Credit Agreement as of January 31, 2025. The Company also incurred a fee on the unused portion of the revolving line of credit at a rate of 0.375% through September 30, 2024 and 0.250% thereafter.

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

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC Bank, which established a new category of permitted share repurchases in an amount up to $7.5 million, which is in addition to the dollar limits on permitted share repurchases under the Credit Agreement discussed above. The share repurchases under the new category must occur during the fiscal year ended January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Facility. The permitted share repurchases under this new category are also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio covenants in the Credit Agreement.

In addition to the Company's revolving credit line, the Company also carries a mortgage on a manufacturing building in Conway Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4.0% per year and 20 year term. The outstanding amount under this note was $4.1 million as of January 31, 2025.

The long-term debt repayments are approximately as follow as of January 31, 2025 (in thousands):

Year ending January 31,
2026	$258
2027	269
2028	280
2029	291
2030	303
Thereafter	2,735
$4,136

As of January 31, 2025 and 2024, the Company had no loan balance under the revolving credit facility with PNC Bank. The PNC facility bears variable interest rates based on prevailing market conditions. Management believes that the carrying value of debt would approximate fair value at January 31, 2025 and 2024 if we had outstanding loan balances under the PNC facility.

4. Retirement Plans

Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2025 and 2024.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003. Substantially all assets, consisting of life insurance contracts, equity investments, and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $562,000 and $620,000 at January 31, 2025 and 2024, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $0.9 million and $1.3 million at January 31, 2025 and 2024, respectively. Equity investments held in the Rabbi Trust to secure retirement benefits were $8.4 million and $5.8 million as of January 31, 2025 and 2024. Assets held in the Rabbi Trust were included in the other non-current assets of the accompanying consolidated balance sheets.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return, and plan settlements.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available, which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rates for the Employee Plan and the VIP Plan were 5.55% - 5.60% and 5.15% - 5.20% at January 31, 2025 and 2024, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the years ended January 31, 2025 or 2024.

The assumed rate of return for both benefit plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds, and cash equivalent securities. When setting its expected return on plan asset assumptions, the Company considers long-term rates of return on various asset classes (both historical and forecasted, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for its retirement plans.

The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 72% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Retirement Plan becomes more fully funded. At January 31, 2025, approximately 25.5% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the Retirement Plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2025 and 2024, the amount of the Retirement Plan assets invested in bond or short-term investment funds was 26.3% and 26.0%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $623,000 in fiscal 2025 and $676,000 in fiscal 2024. Contributions during fiscal 2026 will depend upon actual investment results and benefit payments but are anticipated to be approximately $389,000. At January 31, 2025, accumulated other comprehensive gain of approximately $422,000, net of tax, is attributable to the pension plans.

The following tables set forth (in thousands) the combined funded status of the Company’s pension plans at January 31, 2025 and 2024:

	Combined Employee Retirement Plans
	1/31/2025	1/31/2024

Change in Benefit Obligation
Benefit obligation at beginning of year	$27,385	$32,985
Service cost	—	—
Interest cost	1,251	1,410
Participant contributions	—	—
Amendments	—	—
Actuarial gains	(765)	(115)
Plan settlement	—	—
Benefits paid (a)	(1,047)	(6,895)
Benefit obligation at end of year	26,824	27,385
Change in Plan Assets
Fair value at beginning of year	19,111	23,628
Actual return on plan assets	2,352	1,702
Company contributions	623	676
Settlements	—	—
Benefits paid (a)	(1,047)	(6,895)
Fair value at end of year	21,039	19,111
Funded Status
Unfunded status of the plans	$(5,785)	$(8,274)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(384)	$(314)
Non-current liabilities	(5,401)	(7,960)
Accrued benefit cost	$(5,785)	$(8,274)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(5,785)	$(8,274)
Accumulated other compensation (gain) loss	(1,822)	495
Net amount recognized	$(7,607)	$(7,779)
Items not yet Recognized as a Component of Net Periodic Pension (Income) Expense, included in AOCI
Unrecognized net actuarial (gain) loss	$(1,822)	$495
Unamortized prior service costs	—	—
Net initial asset recognition	—	—
	$(1,822)	$495

(a) During the third quarter ended October 2023, the Company sold approximately $5.3 million of the investment assets held in the Trust and the proceeds from the sale was used to purchase annuities on behalf of 49 participants currently receiving monthly benefits and 89 vested terminated participants.

	Combined Employee Retirement Plans
	1/31/2025	1/31/2024

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net gain	$(2,458)	$(1,044)
Prior service cost	—	—
Amortization of gain	142	4
Recognized loss due to settlement	—	(375)
Amortization of initial asset	—	—
Total recognized in other comprehensive income	$(2,316)	$(1,415)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$—	$—
Net actuarial gain	$(363)	$(141)
	$(363)	$(141)
Supplemental Data
Projected benefit obligation	$26,824	$27,385
Accumulated benefit obligation	$26,824	$27,385
Fair value of plan assets	$21,039	$19,111
Components of Net Cost
Service cost	$—	$—
Interest cost	1,251	1,410
Expected return on plan assets	(675)	(789)
Amortization of transition amount	—	—
Recognized loss due to settlement	—	375
Amortization of prior service cost	—	—
Recognized net actuarial (gain) loss	(125)	12
Benefit cost	$451	$1,008
Estimated Future Benefit Payments
FYE 01-31-2026	$6,649
FYE 01-31-2027	2,580
FYE 01-31-2028	2,339
FYE 01-31-2029	1,988
FYE 01-31-2030	1,876
FYE 01-31-2031 to 2035	8,318
Total	$23,750
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	5.55% - 5.60%	5.15% - 5.20%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.15% - 5.20%	4.85%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2025 and 2024. The following table sets for the fair value of the Level 1 investments for the Employee Plan as of January 31, 2025 and 2024 (in thousands):
Fair Value Measurements of Plan Assets
Employee Plan

	1/31/2025	1/31/2024

Level 1 Measurement
Common Stock	$12,647	$11,560
Principal Money Market	175	204
Federated Herme Gove Oblig	260	327
Vanguard INTM Term Investment	771	675
Vanguard LT Investment	1,916	1,744
Ishares Russell 2000	19	16
Ishares Russell MID-CAP	20	17
Ishares Emerging Markets	17	15
Ishares MCSI EAFE	42	39
Ishares S&P Index	19	15
Vanguard LT Treasury	1,904	1,695
Vanguard INTM Term Treasury	774	663
Total Level 1 Investments	$18,564	$16,970

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $2.5 million and $2.2 million as of January 31, 2025 and 2024, and is not included in the table above. In relation to this investment, there is no unfunded commitments, and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k)-retirement program. The plan continues to include Virco stock as one of the investment options. At January 31, 2025 and 2024, the plan held 1,058,400 shares and 1,286,586 shares of the Company’s common stock, respectively. The Company may make a discretionary employer match in the Company Stock Fund. The Company may also make additional employer contributions to the Plan at its sole discretion. Any contribution may be made in cash or in shares of Company common stock. The total amount of Company contributions cannot exceed the amount deductible by the Company for federal income tax purposes. For the fiscal years ended January 31, 2025 and 2024, the compensation costs incurred for employer match was $1.7 million and $1.5 million, respectively.

Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants are approximately $1.3 million at January 31, 2025. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $0.9 million and $1.1 million at January 31, 2025 and 2024, respectively. Death benefits payable under the policies were approximately $2.2 million and $2.8 million at January 31, 2025 and 2024, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All securing assets held in the rabbi trust were included in the other assets of the accompanying consolidated balance sheets.

The following sets forth the Company's change in death benefits payable during the years ended January 31, 2025 and 2024 (in thousands):

	1/31/2025	1/31/2024

Liability beginning of year	$1,468	$1,643
Accretion expense	27	25
Death benefits paid	(150)	(200)
Liability end of year	$1,345	$1,468

5. Stock-Based Compensation

Stock Incentive Plans

Under the Company's 2019 Employee Stock Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2025, the Company granted 16,066 awards to non-employee directors, vested 164,110 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of January 31, 2025, there were 521,859 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statement of operations during fiscal years ended January 31, is as follows:

	2025	2024
	(in thousands)

Cost of goods sold	$37	$113
Selling, general and administrative expenses	358	482
Total stock-based compensation expense	$395	$595

The following table summarizes the Company’s restricted stock unit awards activity, and related information for fiscal years ended January 31:

	2025		2024
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price

Outstanding at beginning of year	164,110	$4.18	187,200	$4.40
Granted	16,066	15.55	70,510	3.89
Vested	(164,110)	15.13	(93,600)	4.40
Forfeited	—	—	—	—
Outstanding at end of year	16,066	15.55	164,110	4.18
Weighted-average fair value of restricted stock units granted during the year	$249,826	15.55	$274,284	3.89
Weighted-average fair value of restricted stock units vested during the year	$2,482,984		$411,840

As of January 31, 2025, there was $83,000 of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 0.7 years.

To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2025 and 2024, the Company withheld 27,872 and 27,781 common shares, respectively, with a total value of approximately $412,000 and $110,000, respectively. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

6. Income Taxes

The income tax expense for fiscal years ended January 31, 2025 and 2024 is reconciled to the statutory federal income tax rates of 21% for the tax years ended January 31, is as follows (in thousands):

	2025	2024

Statutory	$6,011	$6,140
State taxes (net of federal tax)	1,197	1,346
Change in valuation allowance	(15)	(613)
State rate adjustment	83	164
Change in unrecognized tax benefits	65	34
Stock compensation	(315)	16
Expirations of attributes	21	56
Permanent differences	(278)	69
Return to provision true-up	11	118
Income tax expense	$6,780	$7,330

Significant components of the expense for income taxes attributed to continuing operations are as follows for the years ended January 31, is as follows (in thousands):

	2025	2024

Current
Federal	$5,142	$5,567
State	1,408	963
	6,550	6,530
Deferred
Federal	(75)	301
State	320	1,112
	245	1,413
Change in valuation allowance	(15)	(613)
	230	800
Income tax expense	$6,780	$7,330

Deferred tax assets and liabilities are comprised of the following as of January 31, respectively, as follows (in thousands):

	2025	2024
Deferred tax assets
Accrued vacation and sick leave	$2,238	$2,143
Retirement plans	1,725	2,391
Insurance reserves	227	197
Warranty	126	128
Net operating loss carryforwards	439	599
Right of use liability	9,505	1,935
Inventory	1,709	1,878
Other	580	536
	16,549	9,807
Deferred tax liabilities
Tax in excess of book depreciation	(804)	(882)
Right of use assets	(8,979)	(1,663)
Other	(709)	(377)
	(10,492)	(2,922)
Valuation allowance	(236)	(251)
Net long term deferred tax asset	$5,821	$6,634

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

At January 31, 2025, the Company recorded a partial valuation allowances of $236,000 on certain state NOL to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2025, was a decrease of $15,000. At January 31, 2025, the Company had no NOL for U.S. federal tax purposes and $6.3 million for state income tax purposes, expiring at various dates through January 31, 2041. The net change in the valuation allowance for the year ended January 31, 2024, was a decrease of $613,000. At January 31, 2024, the Company had no NOL for U.S. federal tax purposes, and $9.0 million for state income tax purposes, expiring at various dates through January 31, 2041.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended January 31, respectively, as follows (in thousands):

	2025	2024

Beginning balances as of January 31,	$92	$62
Increases related to prior year tax positions	15	8
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	57	33
Decreases related to lapsing of statute of limitations	(7)	(11)
Ending balance as of January 31,	$157	$92

At January 31, 2025, the Company’s unrecognized tax benefits associated with uncertain tax positions were $157,000, of which $124,000 if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $50,000 at January 31, 2025, and $37,000 at January 31, 2024. The year ended January 31, 2019 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2025, it is reasonably possible that unrecognized tax benefits will decrease by $6,800 within the next 12 months due to the expiration of the statute of limitations.

7. Leases and Commitments

The Company has operating leases on real property, equipment, and automobiles, expiring at various dates through fiscal 2031. The Company determines if an arrangement is a lease at inception and assesses classification of the lease at commencement. All of the Company’s leases are classified as operating leases. Pursuant to Accounting Standards Codification (ASC) 842 Leases, the Company uses the implicit rate when readily determinable, or the incremental borrowing rate. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments using Company specific credit spreads. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for our operating leases is recognized on a straight-line basis over the lease term.
The Company has an operating lease for its corporate office, manufacturing facility and distribution facility located in Torrance, CA, currently with a remaining lease term through September 2030. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment for property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, quantitative information regarding our leases is as follows:

	Years ended
	1/31/2025	1/31/2024
	(in thousands)

Operating lease cost	$7,544	$5,099
Short-term lease cost	536	421
Sublease income	(40)	(40)
Variable lease cost	1,570	983
Total lease cost	$9,610	$6,463

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$6,522	$5,793
Right-of-use assets obtained in exchange for new lease liabilities (in thousands)	$34,456	$873
Weighted-average remaining lease term (years)	5.5	1.5
Weighted-average discount rate	9.80%	6.36%

Minimum future lease payments (in thousands) for operating leases in effect as of January 31, 2025, are as follows:

Operating Lease
Year ending January 31,
2026	$5,308
2027	9,600
2028	9,342
2029	9,587
2030	9,922
Thereafter	6,818
Remaining balance of lease payments	50,577

Short-term lease liabilities	1,673
Long-term lease liabilities	36,007
Total lease liabilities	37,680

Difference between undiscounted cash flows and discounted cash flows	$12,897
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

The Company has a self-insured retention for product liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30.0 million. The actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $0.9 million and $0.8 million at January 31, 2025 and 2024, respectively, based upon the Company’s estimated payout period of five years using a 4.0% discount rate for both years. The estimated liabilities were included in the current and long-term portion of liabilities of the accompanying consolidated balance sheets.

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

Year ending January 31,
2026	$120
2027	200
2028	200
2029	200
2030	200
Thereafter	55
Total	975
Discount to net present value	(75)
900
Less current portion	(120)
Non-current portion	$780

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

	2025	2024

Beginning balance	$500	$600
Provision for current year	265	400
Benefits from prior years	(120)	(285)
Costs incurred	(145)	(215)
Ending balance	500	500
Less current portion	(150)	$(150)
Non-current portion	$350	$350

10. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	January 31,
	2025	2024

Land	$3,731	$3,731
Land improvements	706	694
Buildings and building improvements	52,030	51,576
Machinery and equipment	119,972	114,400
Leasehold improvements	657	523
Property, plant and equipment, gross	177,096	170,924
Less accumulated depreciation and amortization	(140,668)	(136,356)
Property, plant and equipment, net	$36,428	$34,568

Depreciation and amortization expenses related to property, plant, and equipment recorded within cost of goods sold was $4.3 million and $3.8 million for the years ended January 31, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant, and equipment recorded within selling, general, and administrative expenses was $1.3 million for both the fiscal years ended January 31, 2025 and 2024.

11. Segment Information

The Company operates in one segment and has one reportable segment. The Company determines operating segments based on how its Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Senior Executives, who review its operating results on a consolidated basis.

The Company’s CODM regularly reviews financial information presented on a consolidated basis. The CODM uses consolidated revenue, gross profit, net income to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information. The Company’s measure of segment assets is reported on the consolidated balance sheets as total assets.

12. Subsequent Events

On March 6, 2025, Virco Mfg. Corporation (“Virco”) declared a cash dividend for the Company’s first fiscal quarter of $0.025 per share on each outstanding share of common stock. The dividend is payable on April 11, 2025 to stockholders of record of the common stock as of the close of business on March 26, 2025.

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC Bank, which established a new category of permitted share repurchases in an amount up to $7,500,000, which is in addition to the dollar limits on permitted share repurchases under the Credit Agreement discussed above. The share repurchases under the new category must occur during the fiscal year ended January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Facility. The permitted share repurchases under this new category are also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio covenants in the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Commission pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Assessing the costs and benefits of such controls and procedures necessarily involves the exercise of judgment by management, and such controls and procedures, by their nature, can provide only reasonable assurance that management’s objectives in establishing them will be achieved.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2025.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth fiscal quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2025 and 2024

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for credit losses for the period ended:
January 31, 2025	$200	$—	$—	$200
January 31, 2024	$200	$—	$—	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2025	$770	$968	$838	$900
January 31, 2024	$1,250	$1,107	$1,587	$770

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

VIRCO MFG. CORPORATION

Date: April 14, 2025	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Robert E. Dose
Robert E. Dose
Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)

By:	/s/ Bassey Yau
Bassey Yau
Sr. Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Virtue and Bassey Yau as his/her true and lawful attorney-in-fact and agent, with full power of substitution and, for him/her and in his/her name, place and stead, in any and all capacities to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 14, 2025
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 14, 2025
Douglas A. Virtue

/s/ Robert E. Dose	Sr. Vice President, Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer)	April 14, 2025
Robert E. Dose

/s/ Bassey Yau	Sr. Vice President, Accounting, Corporate Controller, Assistant Secretary and Assistant Treasurer (Principal Accounting Officer)	April 14, 2025
Bassey Yau

/s/ Craig Levra	Director	April 14, 2025
Craig Levra

/s/ Robert Lind	Director	April 14, 2025
Robert Lind

/s/ Bradley Richardson	Director	April 14, 2025
Bradley Richardson

/s/ Kathy Virtue Young	Director	April 14, 2025
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 14, 2025
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2025

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

10.1
Lease dated July 23, 2024, between Starboard Distribution Center, LLC, as landlord, and Virco Mfg. Corporation, as tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2024).

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

10.3.4
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 29, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 7, 2024).

10.3.5
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, effective as of November 22, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 9, 2024).

10.3.6*
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 9, 2025, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (filed herewith)

10.4†	Virco Mfg. Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.4.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.4.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

19.1*	Virco - Insider Trading Compliance Policy

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 659)

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 to the Company's Current Report on Form 10-K filed with the Commission on April 12, 2024)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.