Form 10-Q
period 2025-04-30
VIRCO MFG CORPORATION
filed 2025-06-06
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,738,138 shares as of June 6, 2025.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2025	1/31/2025	4/30/2024
	(In thousands)

Assets
Current assets
Cash	$935	$26,867	$644
Trade accounts receivables, net	12,279	13,004	19,772
Income tax receivable	3,806	4,060	66
Inventories	74,029	55,647	71,333
Prepaid expenses and other current assets	3,233	2,595	3,974
Total current assets	94,282	102,173	95,789
Non-current assets
Property, plant, and equipment, net	36,482	36,428	34,074
Operating lease right-of-use assets	34,384	35,593	6,274
Deferred income tax assets, net	5,862	5,821	6,705
Other assets, net	12,772	11,931	9,631
Total assets	$183,782	$191,946	$152,473

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2025	1/31/2025	4/30/2024
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$15,706	$11,593	$19,202
Accrued compensation and employee benefits	5,202	11,064	5,626
Current portion of long-term debt	261	258	250
Current portion of operating lease liability	2,562	1,673	6,221
Other accrued liabilities	7,458	9,687	10,362
Total current liabilities	31,189	34,275	41,661
Non-current liabilities
Accrued self-insurance retention	1,251	780	1,244
Accrued pension expenses	6,255	6,746	9,480
Income tax payable, less current portion	237	200	206
Long-term debt, less current portion	3,812	3,878	6,766
Operating lease liability, less current portion	34,628	36,007	915
Other long-term liabilities	810	795	564
Total non-current liabilities	46,993	48,406	19,175
Commitments and contingencies (Notes 6, 7 and 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,738,138 shares at 4/30/2025, 16,087,082 shares at 1/31/2025, and 16,207,612 shares at 4/30/2024	157	161	162
Additional paid-in capital	113,616	117,549	120,048
Accumulated deficit	(8,528)	(8,867)	(27,235)
Accumulated other comprehensive income (loss)	355	422	(1,338)
Total stockholders’ equity	105,600	109,265	91,637
Total liabilities and stockholders’ equity	$183,782	$191,946	$152,473

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three months ended
	4/30/2025	4/30/2024
	(In thousands, except per share data)
Net sales	$33,754	$46,735
Costs of goods sold	17,734	26,388
Gross profit	16,020	20,347
Selling, general and administrative expenses	16,114	17,376
Operating (loss) income	(94)	2,971
Unrealized gain on investment in trust account	(1,175)	(215)
Pension expense	27	107
Interest expense, net	60	208
Income before income taxes	994	2,871
Income tax expense	262	731
Net income	$732	$2,140

Cash dividends declared per common share:	$0.025	$0.020

Net income per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13
Weighted average shares of common stock outstanding:
Basic	15,757	16,264
Diluted	15,773	16,393

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	4/30/2025	4/30/2024
	(In thousands)

Net income	$732	$2,140
Other comprehensive income:
Pension adjustments (net of tax adjustment of $23 and $10 at April 30, 2025 and 2024, respectively)	(67)	(28)
Net comprehensive income	$665	$2,112

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended
	4/30/2025	4/30/2024
	(In thousands)
Operating activities
Net income	$732	$2,140
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,534	1,334
Non-cash lease expense (benefits)	720	(203)
Provision for credit losses	15	15
Amortization of debt issuance costs	34	30
Deferred income taxes	(19)	(62)
Stock-based compensation	63	172
Amortization of net actuarial gain for pension plans	(90)	(38)
Non-cash unrealized gain on investment	(1,175)	(215)
Surrender of life insurance policies	300	—
Changes in operating assets and liabilities:
Trade accounts receivable	710	3,374
Inventories	(18,382)	(12,962)
Income taxes	291	(133)
Prepaid expenses and other current assets	(638)	(1,647)
Accounts payable and accrued liabilities	(3,126)	3,688
Net cash used in operating activities	(19,031)	(4,507)
Investing activities:
Purchases of property, plant and equipment	(2,444)	(1,088)
Proceeds from sale of fixed assets	—	2
Proceeds from surrendering life insurance policies	—	145
Net cash used in investing activities	(2,444)	(941)
Financing activities:
Borrowing from long-term debt	—	15,737
Repayment of long-term debt	(64)	(13,105)
Common stock repurchased	(4,000)	(1,499)
Cash dividends paid	(393)	(327)
Net cash (used in) provided by financing activities	(4,457)	806
Net decrease in cash	(25,932)	(4,642)
Cash at beginning of period	26,867	5,286
Cash at end of period	$935	$644

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$897	$248
Cash paid during the period for interest, net of interest income	$60	$208
Cash paid during the period for income taxes, net of refunds	$10	$971

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
Net income	—	—	—	732	—	732
Cash dividends	—	—	—	(393)	—	(393)
Pension adjustments	—	—	—	—	(67)	(67)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	63	—	—	63
Stock repurchase	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at April 30, 2025	15,738,138	$157	$113,616	$(8,528)	$355	$105,600

	Three-Month Period Ended April 30, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	2,140	—	2,140
Cash dividends	—	—	—	(327)	—	(327)
Pension adjustments	—	—	—	—	(28)	(28)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	172	—	—	172
Stock repurchase	(139,702)	(2)	(1,497)	—	—	(1,499)
Balance at April 30, 2024	16,207,612	$162	$120,048	$(27,235)	$(1,338)	$91,637

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
April 30, 2025
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Form 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The balance sheet at January 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. Recently Issued Accounting Standards

New Accounting Pronouncements Recently Adopted

Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. . The Company adopted ASU 2023-07 during the year ended January 31, 2025. Refer to Note 16 for required disclosures.

Recently Issued Accounting Pronouncements

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

The following table presents a breakdown of the Company’s inventories as of April 30, 2025, January 31, 2025 and April 30, 2024:

	4/30/2025	1/31/2025	4/30/2024
	(In thousands)
Finished goods	$31,379	$19,599	$28,183
Work in process	27,703	21,357	27,588
Raw materials	14,947	14,691	15,562
Total inventories	$74,029	$55,647	$71,333

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

The quantitative information regarding our leases is as follows:

	Three Months Ended
	4/30/2025	4/30/2024
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,358	$1,419
Short-term lease cost	118	104
Sublease income	(10)	(10)
Variable lease cost	273	(72)
Total lease cost	$2,739	$1,441

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$1,638	$1,621
Right-of-use assets obtained in exchange for new lease liabilities	$237	$954
Weighted-average remaining lease term (years)	5.2	1.2
Weighted-average discount rate	9.82%	6.36%

Minimum future lease payments for operating leases in effect as of April 30, 2025, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2026	$3,743
2027	9,698
2028	9,425
2029	9,587
2030	9,922
Thereafter	6,817
Remaining balance of lease payments	49,192

Short-term lease liabilities	2,562
Long-term lease liabilities (a)	34,628
Total lease liabilities	37,190

Difference between undiscounted cash flows and discounted cash flows	$12,002

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

Note 7. Debt

Outstanding balances for the Company’s long-term debt were as follows:

	4/30/2025	1/31/2025	4/30/2024
	(In thousands)
Revolving credit line	$—	$—	$2,693
Other	4,073	4,136	4,323
Total debt	4,073	4,136	7,016
Less current portion	261	258	250
Non-current portion	$3,812	$3,878	$6,766

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on April 9, 2025.

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $60.0 million (increasing to $70.0 million during the months of June through August) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship (ATS) inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of April 30, 2025.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $42.9 million was available for borrowing as of April 30, 2025. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The Company did not have an outstanding amount under the Credit Agreement as of April 30, 2025. The Company also incurred a fee on the unused portion of the revolving line of credit at a rate of 0.250%.

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

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC Bank, which established a new category of permitted share repurchases in an amount up to $7.5 million, which is in addition to the dollar limits on permitted share repurchases under the Credit Agreement discussed above. The share repurchases under the new category must occur during the fiscal year ending January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Facility. The permitted share repurchases under this new category are also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio covenants in the Credit Agreement.

The Company also carries a mortgage on its manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was $4.1 million as of April 30, 2025.

Management believes that the carrying value of debt approximated fair value at April 30, 2025, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except mortgage on a manufacturing building in Conway Arkansas at a fixed rate of 4.0% per year.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $216,000, $236,000 and $217,000 as of April 30, 2025, January 31, 2025 and April 30, 2024, respectively, are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. The net change in the valuation allowance for the three months ended April 30, 2025 and April 30, 2024 were a decrease of $20,000 and $34,000, respectively.

For the three months ended April 30, 2025 and 2024, the effective income tax rates were 26.4% and 25.5%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2022 and subsequent fiscal years remain open for examination by the IRS and some state jurisdictions. The January 31, 2021 and subsequent fiscal years remain open for the remaining state jurisdictions. The Company is not currently under federal or state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	4/30/2025	4/30/2024
	(In thousands, except per share data)
Net income	$732	$2,140

Weighted average shares of common stock outstanding - basic	15,757	16,264
Dilutive effect of common stock equivalents from equity incentive plans	16	129
Weighted average shares of common stock outstanding - diluted	15,773	16,393

Net income per share - basic	$0.05	$0.13
Net income per share - diluted	$0.05	$0.13

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three-month period ended April 30, 2025, the Company granted 0 awards, vested 0 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of April 30, 2025, there were approximately 521,859 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of income for the three months ended April 30, 2025 and 2024:

	Three Months Ended
	4/30/2025	4/30/2024
	(In thousands)
Cost of goods sold	$—	$28
Selling, general and administrative expenses	63	144
Total stock-based compensation expense	$63	$172

As of April 30, 2025, there was $21,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized in one month.

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

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2025, benefit accruals under the VIP Plan were frozen since December 31, 2003. There is no service cost incurred under the VIP Plan.

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan for the three months ended April 30, 2025 and 2024:

	Three Months Ended
	4/30/2025	4/30/2024
	(In thousands)
Service cost	$—	$—
Interest cost	325	311
Expected return on plan assets	(208)	(169)
Plan settlement	—	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	(90)	(35)
Benefit cost	$27	$107

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2025 and 2024, the plan held 1,063,340 shares and 1,240,365 shares of Virco stock, respectively. For the three months ended April 30, 2025 and 2024, the compensation costs incurred for employer match, which is paid in the form of Company stock, was $545,000 and $441,000 respectively.
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

The following is a summary of the Company’s warranty-claim activity for the three months ended April 30, 2025 and 2024:

	Three Months Ended
	4/30/2025	4/30/2024
	(In thousands)
Beginning balance	$500	$500
Provision	43	30
Costs incurred	(43)	(30)
Ending balance	$500	$500

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

Note 14. Delivery Costs

For the three months ended April 30, 2025 and 2024, shipping and classroom delivery costs of approximately $3.4 million and $4.2 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Note 15. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	4/30/2025	1/31/2025	4/30/2024
	(In thousands)
Land	$3,731	$3,731	$3,731
Land improvements	706	706	694
Buildings and building improvements	52,050	52,030	51,575
Machinery and equipment	121,400	119,972	115,215
Leasehold improvements	657	657	523
Property, plant and equipment, gross	178,544	177,096	171,738
Less accumulated depreciation and amortization	(142,062)	(140,668)	(137,664)
Property, plant and equipment, net	$36,482	$36,428	$34,074

Depreciation and amortization expenses related to property, plant, and equipment recorded within cost of goods sold was $1.2 million and $1.0 million for the three months ended April 30, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant, and equipment recorded within selling, general, and administrative expenses was $0.3 million and $0.3 million for the three months ended April 30, 2025 and 2024, respectively.

Note 16. Segment Information

The Company operates in one segment and has one reportable segment. The Company determines operating segments based on how its Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is a group of individuals comprised of our senior executives, who regularly review the Company’s operating results on a consolidated basis.

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

Note 17. Subsequent Events

On June 3, 2025, the Company’s Board of Directors declared a cash dividend for the Company’s second fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on July 11, 2025 to stockholders of record of the common stock as of the close of business on June 20, 2025. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s core market for education furniture, fixtures, and equipment (FF&E) is marked by extreme seasonality. Typically, the Company recognizes approximately 50% of its total annual revenue in the months of June, July, and August. Incoming orders follow a similar cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the summer delivery season.

During the three-month period ended April 30, 2025, the Company experienced approximately a 27.8% decrease in net revenue compared to the same period last year. In the same period last year, the Company benefited from a large series of one-time, disaster recovery orders that resulted in approximately $9 million of additional counter-seasonal shipments. These deliveries positively affected the Company’s traditional cycle in the prior year, with positive impacts on production, overhead absorption, accounts receivable, collections, and reductions in inventory, as well as lower borrowings to support that inventory.

Reflecting the absence of these unusual orders, as of April 30, 2025 the Company’s backlog was $70.4 million compared to $88.5 million on April 30, 2024. Management has moderated production levels and will continue to monitor incoming order rates in pursuit of an appropriate balance between on-time summer deliveries and inventory investment. The Company believes that the majority of the current backlog will be delivered and recognized as revenue during June, July and August of the current fiscal year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2025, the Company’s recent revenue growth in fiscal 2025 and 2024 was partly a result of the delayed recovery from Covid-related school closures and subsequent supply-chain disruptions. Management cautions that future growth rates are unlikely to match those of the past several years. As with the unpredictable outcomes of school closures and supply chain disruptions, future events beyond the Company’s control—such as tariffs and trade realignments—may have both negative and positive impacts on the Company’s revenue and operating margins. Management intends to position the Company to respond to these uncertainties by continuing to reinvest in operating systems, employee training, and customer development and retention. The recent shift in political direction nationally may also cause uncertainty regarding specific funding for school furniture, although Management estimates that more than 85% of public school funding and virtually all bond-funded new-school construction derives from state and local sources, which are less dependent on federal funding. For example, the Company’s two largest states by revenue are California and Florida, which occupy opposite ends of the political spectrum, but both states continue to invest heavily in public education.

In recent months there have been significant changes and proposed changes to U.S. trade policies, including significant tariffs on imports from China, Canada, and other countries. These actions, and potential retaliatory responses, could result in revenue reduction, cost increases, and disruptions to supply chains and Company logistics. The Company is responding to these uncertainties in a similar way as it did with Covid-related school closures and supply chain disruptions. The Company is reinforcing its domestic capabilities and relationships in the belief that strong domestic suppliers to robustly funded, essential domestic institutions like schools, will ultimately benefit as these macro-level forces move toward a new equilibrium. This was the pattern of the post-Covid recovery, which lagged the triggering events by about two years. Management is not predicting this result but noting that global uncertainties can offer opportunities as well as challenges for domestically-focused suppliers like Virco.

The short- and mid-term impacts of trade uncertainties could adversely affect the Company’s operating results and financial condition. For more information on risks to the Company’s business caused by the recent changes in macro-economic conditions, please see Part 1, Item 1A. “Risk Factors—Industry and Economic Risks” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Three Months Ended April 30, 2025

For the three months ended April 30, 2025, the Company earned a net income of $0.7 million on sales of $33.8 million, compared to net income of $2.1 million on sales of $46.7 million in the same period of the prior year. Sales for the first quarter decreased by approximately $13.0 million or 27.8%, compared to the prior year. First quarter revenue in the prior year was boosted by the previously-noted disaster recovery order, which contributed approximately $9 million in counter-seasonal shipments to the seasonally light quarter in the prior year.

Cost of sales was 52.5% for the quarter ended April 30, 2025, compared to 56.5% for the period ended April 30, 2024. Gross margin for first quarter was 47.5% compared to 43.5% in the prior year. The increase in gross margin was attributable to an increase in the proportion of orders delivered with full service. These orders carry higher margins than orders with simple delivery.

Selling, general and administrative expenses for the three months ended April 30, 2025 decreased slightly by approximately $1.3 million compared to the same period last year. The decrease in SG&A was primarily due to lower variable selling expenses related to overall lower revenue.

The Company holds equity securities in a Rabbi Trust to fund benefits under its VIP Pension Plan. The Company benefited from $1.2 and $0.2 million of unrealized gains during the three months ended April 30, 2025 and 2024, respectively. These non-operating gains provided a partial offset to the operating impacts of the overall lower revenue in the first quarter.

Net interest expense was $60,000 for the three months ended April 30, 2025, compared to net interest expense of $208,000 for the same period last year. The decrease was attributable to less demand for seasonal working capital and related lower borrowings under the Company’s credit facility with PNC National Bank.

For the three months ended April 30, 2025 and 2024, the effective income tax rates were 26.4% and 25.5%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences.

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

Accounts Receivable decreased by $7.5 million at April 30, 2025 compared to the same period last year. The decrease is attributable to decreased shipments (as discussed above under “Overview”) and improved collections.

Inventory increased by $2.7 million at April 30, 2025 compared to April 30, 2024. The slight increase is primarily attributable to increased material costs during the quarter.

Accrual basis capital expenditures for the three months ended April 30, 2025 were $1.6 million compared to $0.8 million for the same period last year. Capital expenditures are being financed through the Company's operating cash flow and restricted to not exceed $8.0 million per year by covenant.

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC Bank, which established a new category of permitted share repurchases in an amount up to $7.5 million, which is in addition to the dollar limits on permitted share repurchases under the Credit Agreement discussed above. The share repurchases under the new category must occur during the fiscal year ending January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Facility. The permitted share repurchases under this new category are also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio covenants in the Credit Agreement. See Note 7.

For the three months ended April 30, 2025, the Company spent $4.0 million to repurchase 348,944 shares of its common stock. As of April 30, 2025, $7.2 million was authorized by the Board and available for repurchase of shares by the Company, subject to the restrictions on repurchases under its Credit Agreement with PNC Bank. The Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of April 30, 2025.

The Company believes that cash flows from operations, together with the Company's unused borrowing capacity with PNC Bank will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2025, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2025, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2025. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “Form 10-K”), which was filed with the SEC on April 14, 2025. The risk factors associated with our business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ended April 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

February 2025	348,944	$11.46	348,944	$7,190,210

March 2025	—	—	—	$7,190,210

April 2025	—	—	—	$7,190,210

Total	348,944		348,944

(a) The average price paid per share includes any broker commissions.
(b) The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, including by entering into Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program has no time limit. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is also limited under our Credit Agreement with PNC Bank, as further discussed above under “Note 7. Debt” to our Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 9, 2025, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3.6 to the Company’s Annual Report on Form 10-K filed with the Commission on April 14, 2025).

31.1	Certification of Robert A. Virtue, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bassey Yau, Senior Vice President, Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

VIRCO MFG. CORPORATION
Date: June 6, 2025	By:	/s/ Bassey Yau
Bassey Yau
Senior Vice President — Finance
(Principal Financial Officer)