Form 10-Q
period 2025-07-31
VIRCO MFG CORPORATION
filed 2025-09-05
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2025

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,761,141 shares as of September 5, 2025.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2025	1/31/2025	7/31/2024
	(In thousands)

Assets
Current assets
Cash	$2,610	$26,867	$7,771
Trade accounts receivables, net	46,817	13,004	56,065
Income tax receivable	—	4,060	—
Inventories	59,866	55,647	58,574
Prepaid expenses and other current assets	2,592	2,595	2,921
Total current assets	111,885	102,173	125,331
Non-current assets
Property, plant, and equipment, net	36,120	36,428	34,980
Operating lease right-of-use assets	33,019	35,593	37,988
Deferred income tax assets, net	5,847	5,821	6,682
Other assets, net	11,770	11,931	11,367
Total assets	$198,641	$191,946	$216,348

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2025	1/31/2025	7/31/2024
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$17,069	$11,593	$26,085
Accrued compensation and employee benefits	6,856	11,064	11,572
Income tax payable	14	—	3,648
Current portion of long-term debt	263	258	253
Current portion of operating lease liability	4,790	1,673	1,431
Other accrued liabilities	8,747	9,687	12,517
Total current liabilities	37,739	34,275	55,506
Non-current liabilities
Accrued self-insurance retention	1,281	780	1,285
Accrued pension expenses	6,322	6,746	9,536
Income tax payable, less current portion	257	200	232
Long-term debt, less current portion	3,745	3,878	4,008
Operating lease liability, less current portion	33,096	36,007	37,204
Other long-term liabilities	825	795	765
Total non-current liabilities	45,526	48,406	53,030
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,761,141 shares at 7/31/2025, 16,087,082 shares at 1/31/2025, and 16,289,406 shares at 7/31/2024	157	161	163
Additional paid-in capital	113,667	117,549	119,734
Retained earnings (accumulated deficit)	1,264	(8,867)	(10,728)
Accumulated other comprehensive income (loss)	288	422	(1,357)
Total stockholders’ equity	115,376	109,265	107,812
Total liabilities and stockholders’ equity	$198,641	$191,946	$216,348

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands, except per share data)
Net sales	$92,086	$108,419	$125,840	$155,154
Costs of goods sold	51,212	58,201	68,946	84,589
Gross profit	40,874	50,218	56,894	70,565
Selling, general and administrative expenses	25,503	28,324	41,617	45,700
Operating income	15,371	21,894	15,277	24,865
Unrealized loss (gain) on investment in trust account	968	(597)	(207)	(812)
Pension expense	27	107	54	214
Interest expense, net	205	322	265	530
Income before income taxes	14,171	22,062	15,165	24,933
Income tax expense	3,985	5,229	4,247	5,960
Net income	$10,186	$16,833	$10,918	$18,973

Cash dividends declared per common share:	$0.025	$0.020	$0.050	$0.040

Net income per common share:
Basic	$0.65	$1.04	$0.69	$1.16
Diluted	$0.65	$1.04	$0.69	$1.16
Weighted average shares of common stock outstanding:
Basic	15,741	16,214	15,749	16,305
Diluted	15,743	16,215	15,750	16,305

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands)

Net income	$10,186	$16,833	$10,918	$18,973
Other comprehensive loss:
Pension adjustments (net of tax adjustment of $23 and $21 for three months, and $46 and $28 for six months at July 31, 2025 and 2024, respectively)	(67)	(19)	(134)	(47)
Net comprehensive income	$10,119	$16,814	$10,784	$18,926

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	7/31/2025	7/31/2024
	(In thousands)
Operating activities
Net income	$10,918	$18,973
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,086	2,716
Non-cash lease expense (benefits)	2,780	(418)
Provision for credit losses	30	30
Amortization of debt issuance costs	68	64
Deferred income taxes	20	(19)
Stock-based compensation	114	270
Amortization of net actuarial gain for pension plans	(180)	(75)
Non-cash unrealized gain on investment	(207)	(812)
Surrender of life insurance policies	(300)	(265)
Changes in operating assets and liabilities:
Trade accounts receivable	(33,843)	(32,934)
Inventories	(4,219)	(203)
Income taxes	4,130	3,607
Prepaid expenses and other assets	3	(1,454)
Accounts payable and accrued liabilities	1,774	18,483
Net cash (used in) provided by operating activities	(15,826)	7,963
Investing activities:
Purchases of property, plant and equipment	(3,816)	(2,886)
Proceeds from surrendering life insurance policies	300	145
Net cash used in investing activities	(3,516)	(2,741)
Financing activities:
Borrowing from long-term debt	—	23,165
Repayment of long-term debt	(128)	(23,288)
Common stock repurchased	(4,000)	(1,499)
Tax withholding payments on share-based compensation	—	(412)
Payment of deferred financing costs	—	(50)
Cash dividends paid	(787)	(653)
Net cash used in financing activities	(4,915)	(2,737)
Net (decrease) increase in cash	(24,257)	2,485
Cash at beginning of period	26,867	5,286
Cash at end of period	$2,610	$7,771

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$716	$531
Cash paid during the period for interest, net of interest income	$265	$530
Cash paid during the period for income taxes, net of refunds	$104	$2,405
Noncash investment in right-of-use assets in exchange for a lease liability	$—	$32,982

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2025	15,738,138	$157	$113,616	$(8,528)	$355	$105,600
Net income	—	—	—	10,186	—	10,186
Cash dividends	—	—	—	(394)	—	(394)
Pension adjustments	—	—	—	—	(67)	(67)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	51	—	—	51
Stock repurchase	—	—	—	—	—	—
Balance at July 31, 2025	15,761,141	$157	$113,667	$1,264	$288	$115,376

	Three-Month Period Ended July 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at April 30, 2024	16,207,612	$162	$120,048	$(27,235)	$(1,338)	$91,637
Net income	—	—	—	16,833	—	16,833
Cash dividends	—	—	—	(326)	—	(326)
Pension adjustments	—	—	—	—	(19)	(19)
Shares vested and others	81,794	1	(412)	—	—	(411)
Stock compensation expense	—	—	98	—	—	98
Stock repurchase	—	—	—	—	—	—
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812

	Six-Month Period Ended July 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
Net income	—	—	—	10,918	—	10,918
Cash dividends	—	—	—	(787)	—	(787)
Pension adjustments	—	—	—	—	(134)	(134)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	114	—	—	114
Stock repurchase	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at July 31, 2025	15,761,141	$157	$113,667	$1,264	$288	$115,376

	Six-Month Period Ended July 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	18,973	—	18,973
Cash dividends	—	—	—	(653)	—	(653)
Pension adjustments	—	—	—	—	(47)	(47)
Shares vested and others	81,794	1	(412)	—	—	(411)
Stock compensation expense	—	—	270	—	—	270
Stock repurchase	(139,702)	(2)	(1,497)	—	—	(1,499)
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to unaudited Condensed Consolidated Financial Statements
July 31, 2025
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The balance sheet at January 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

Note 2. Seasonality and Management Use of Estimates

The market for educational furniture is marked by extreme seasonality, with approximately 50% of the Company’s total sales typically occurring from June to August each year, the Company’s peak season. Hence, the Company typically builds and carries significant amounts of inventory during and in anticipation of this peak summer season to facilitate the rapid delivery requirements of customers in the educational market. This requires a large up-front investment in inventory, labor, storage and related costs as inventory is built in anticipation of peak sales during the summer months. If the capital required for this build-up exceeds cash available from operations, the Company has generally relied on third-party bank financing to meet cash flow requirements during the build-up period immediately preceding the peak season. In addition, the Company typically is faced with an overall higher accounts receivable balance during the peak season. This occurs for two primary reasons. First, accounts receivable balances typically increase during the peak season as shipments of products increase. Second, many customers during this period are educational institutions and government entities, which tend to pay accounts receivable slower than commercial customers.

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

The following table presents a breakdown of the Company’s inventories:

	7/31/2025	1/31/2025	7/31/2024
	(In thousands)
Finished goods	$23,317	$19,599	$23,498
Work in process	23,133	21,357	20,938
Raw materials	13,416	14,691	14,138
Total inventories	$59,866	$55,647	$58,574

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

The quantitative information regarding our leases is as follows:

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,359	$1,423	$4,717	$2,842
Short-term lease cost	112	130	230	234
Sublease income	(10)	(10)	(20)	(20)
Variable lease cost	109	690	382	618
Total lease cost	$2,570	$2,233	$5,309	$3,674

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$1,936	$3,260
Right-of-use assets obtained in exchange for new lease liabilities			$331	$34,012
Weighted-average remaining lease term (years)			5.0	6.0
Weighted-average discount rate			9.83%	9.78%

Minimum future lease payments for operating leases in effect as of July 31, 2025, are as follows:

Operating Lease
For the year ending January 31,	(In thousands)
Remaining of 2026	$3,450
2027	9,710
2028	9,447
2029	9,610
2030	9,945
Thereafter	6,832
Remaining balance of lease payments	48,994

Short-term lease liabilities	4,790
Long-term lease liabilities (a)	33,096
Total lease liabilities	37,886

Difference between undiscounted cash flows and discounted cash flows	$11,108

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

Note 7. Debt

Outstanding balances for the Company’s long-term debt are as follows:

	7/31/2025	1/31/2025	7/31/2024
	(In thousands)
Revolving credit line	$—	$—	$—
Other	4,008	4,136	4,261
Total debt	4,008	4,136	4,261
Less current portion	263	258	253
Non-current portion	$3,745	$3,878	$4,008

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

In addition to the financial covenants, the Credit Agreement provides for customary events of default, subject to certain cure periods and other limitations. Substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Credit Agreement upon receipt by the Borrowers. Due to this automatic liquidating nature of the Credit Agreement, if the Borrowers breach any covenant, violate any representation or warranty, or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion.

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount of $60.0 million (increasing to $70.0 million during the months of June through August) that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $15.0 million from January through July of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship ("ATS") inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination of the Credit Agreement. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal to $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of July 31, 2025.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $68.0 million was available for borrowing as of July 31, 2025. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate (SOFR). The Company did not have an outstanding amount under the Credit Agreement as of July 31, 2025. The Company also incurred a fee on the unused portion of the revolving line of credit at a rate of 0.25%.

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

The Company also carries a mortgage on its manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was approximately $4.0 million as of July 31, 2025.

Management believes that the carrying value of debt approximated fair value at July 31, 2025, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except the mortgage for the manufacturing building in Conway, Arkansas.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $216,000, $236,000 and $218,000 as of July 31, 2025, January 31, 2025 and July 31, 2024, respectively, are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. There was no change in the valuation allowance for the three months ended July 31, 2025 and a decrease of $20,000 for the six months ended July 31, 2025. The net change in the valuation allowance for the three months and six months ended July 31, 2024 was an increase of $1,000 and decrease of $33,000, respectively.

For the three months ended July 31, 2025 and 2024, the effective income tax rates were 28.1% and 23.7%, respectively. For the six months ended July 31, 2025 and 2024, the effective income tax rates were 28.0% and 23.9%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2022 and subsequent fiscal years remain open for examination by the IRS and some state jurisdictions. The January 31, 2021 and subsequent fiscal years remain open for the remaining state jurisdictions. The Company is not currently under federal or state examination.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law before the close of the second quarter, the impacts are contemplated in our operating results for the six months ended July 31, 2025. Among other provisions, the OBBB repealed the capitalization of domestic research and development expenditures, extended bonus depreciation on fixed assets, and includes a reduced deduction rate on foreign-derived deduction eligible income and income from non-U.S. subsidiaries. We're still evaluating these provisions, but we do not expect them to have a material impact on our effective tax rate and deferred tax assets in the fiscal year ending January 31, 2026, or in future periods.
Note 9. Net Income per Share

Net income per share is calculated by dividing net income by the basic weighted-average number of common shares outstanding. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands, except per share data)
Net income	$10,186	$16,833	$10,918	$18,973

Weighted average shares of common stock outstanding - basic	15,741	16,214	15,749	16,305
Dilutive effect of common stock equivalents from equity incentive plans	2	1	1	—
Weighted average shares of common stock outstanding - diluted	15,743	16,215	15,750	16,305

Net income per share - basic	$0.65	$1.04	$0.69	$1.16
Net income per share - diluted	$0.65	$1.04	$0.69	$1.16
There were no anti-dilutive shares excluded from the computation of diluted earnings per share for the periods disclosed above.

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the three months and six months ended July 31, 2025, the Company granted 23,003 awards, vested 16,066 shares according to their terms and forfeited 0 shares under the 2019 Plan. As of July 31, 2025, there were approximately 498,856 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of income:

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands)
Cost of goods sold	$—	$10	$—	$38
Selling, general and administrative expenses	51	88	114	232
Total stock-based compensation expense	$51	$98	$114	$270

As of July 31, 2025, there was $156,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized in one month.

Note 11. Retirement Plans

The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2025, benefit accruals under the Employees Retirement Plan were frozen effective December 31, 2003. There is no service cost incurred under the Pension Plan.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2025, benefit accruals under the VIP Plan were frozen since December 31, 2003. There is no service cost incurred under the VIP Plan.

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan:

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	325	311	650	622
Expected return on plan assets	(208)	(169)	(416)	(338)
Plan settlement	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	(90)	(40)	(180)	(75)
Benefit cost	$27	$102	$54	$209

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2025 and 2024, the plan held 1,097,691 shares and 1,154,305 shares of Virco stock, respectively. For the three months ended July 31, 2025 and 2024, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $469,000 and $337,000 respectively. For the six months ended July 31, 2025 and 2024, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $1,014,000 and $778,000 respectively.
Note 12. Warranty Accrual

Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The modification is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred.

The following is a summary of the Company’s warranty-claim activity:

	Three Months Ended		Six Months Ended
	7/31/2025	7/31/2024	7/31/2025	7/31/2024
	(In thousands)
Beginning balance	$500	$500	$500	$500
Provision	33	21	76	51
Costs incurred	(33)	(21)	(76)	(51)
Ending balance	$500	$500	$500	$500

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

Note 14. Delivery Costs

For the three months ended July 31, 2025 and 2024, shipping and classroom delivery costs of approximately $10.0 million and $10.1 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

For the six months ended July 31, 2025 and 2024, shipping and classroom delivery costs of approximately $13.4 million and $14.3 million, respectively, were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Note 15. Property, Plant, and Equipment, Net

Property, plant, and equipment consists of the following:

	7/31/2025	1/31/2025	7/31/2024
	(In thousands)
Land	$3,731	$3,731	$3,731
Land improvements	706	706	697
Buildings and building improvements	52,050	52,030	51,899
Machinery and equipment	122,538	119,972	116,284
Leasehold improvements	657	657	523
Property, plant and equipment, gross	179,682	177,096	173,134
Less accumulated depreciation and amortization	(143,562)	(140,668)	(138,154)
Property, plant and equipment, net	$36,120	$36,428	$34,980

Depreciation and amortization expenses related to property, plant, and equipment recorded within cost of goods sold were $1.1 million and $1.1 million for the three months ended July 31, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant, and equipment recorded within selling, general, and administrative expenses were $0.5 million and $0.3 million for the three months ended July 31, 2025 and 2024, respectively.

Depreciation and amortization expenses related to property, plant, and equipment recorded within cost of goods sold were $2.3 million and $2.1 million for the six months ended July 31, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant, and equipment recorded within selling, general, and administrative expenses were $0.8 million and $0.6 million for the six months ended July 31, 2025 and 2024, respectively.

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

The Company’s CODM regularly reviews financial information presented on a consolidated basis. The CODM uses consolidated revenue, gross profit and net income to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information. The Company’s measure of segment assets is reported on the consolidated balance sheets as total assets.

Note 17. Subsequent Events

On September 2, 2025, the Company’s Board of Directors declared a cash dividend for the Company’s second fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on October 10, 2025 to stockholders of record of the common stock as of the close of business on September 19, 2025. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s core market for education furniture, fixtures, and equipment ("FF&E") is marked by extreme seasonality. Typically, the Company recognizes approximately 50% of its total annual revenue in the months of June, July, and August. Incoming orders follow a similar cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the summer delivery season.

On July 4, 2025, the OBBB Act, which includes a broad range of tax reform provisions, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law before the close of the second quarter, the impacts are contemplated in our operating results for the six months ended July 31, 2025. Among other provisions, the OBBB repealed the capitalization of domestic research and development expenditures, extended bonus depreciation on fixed assets, and includes a reduced deduction rate on foreign-derived deduction eligible income and income from non-U.S. subsidiaries. These provisions are not expected to have a material impact to our effective tax rate and deferred tax assets in fiscal year ending January 31, 2026 and future periods.

During the three months and six months ended July 31, 2025, the Company experienced a decrease in net revenue of approximately 15.1% and 18.9%, respectively, compared to last year. In the same periods last year, the Company benefited from a large series of one-time, disaster recovery counter-seasonal shipments that resulted in approximately $4 million of additional shipments for the three months ended July 31, 2024 and approximately $13 million for the six months ended July 31, 2024. These deliveries positively affected the Company’s traditional cycle in the prior year, with positive impacts on production, overhead absorption, accounts receivable, collections, and reductions in inventory, as well as lower borrowings to support that inventory.

The current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels have adversely affected the demand for our products. Reflecting the absence of these unusual disaster recovery counter-seasonal orders as of July 31, 2025, the Company’s shipments plus backlog was approximately 25.8% lower than last year. Management has moderated production levels and will continue to monitor incoming order rates in pursuit of an appropriate balance between on-time summer deliveries and inventory investment. The Company believes that the majority of the current backlog will be delivered and recognized as revenue during the third quarter of the current fiscal year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2025, the Company’s recent revenue growth in fiscal 2025 and 2024 was partly a result of the delayed recovery from COVID-related school closures and subsequent supply-chain disruptions. Management cautions that future growth rates are unlikely to match those of the past several years. As with the unpredictable outcomes of school closures, supply chain disruptions, and school funding decisions, future events beyond the Company’s control—such as tariffs and trade realignments—may have both negative and positive impacts on the Company’s revenue and operating margins. Management intends to position the Company to respond to these uncertainties by continuing to reinvest in operating systems, employee training, and customer development and retention. Management estimates that more than 85% of public school funding and virtually all bond-funded new-school construction derives from state and local sources.

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

Three Months Ended July 31, 2025

For the three months ended July 31, 2025, the Company earned a net income of $10.2 million on sales of $92.1 million, compared to net income of $16.8 million on sales of $108.4 million in the same period of the prior year. Sales for the three months ended July 31, 2025 decreased by approximately $16.3 million or 15.1%, compared to the prior year. Second quarter revenue in the prior year was boosted by the previously-noted disaster recovery order, which contributed approximately $4 million in shipments in the prior year. The remaining decrease was driven by the current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels, which adversely affected the demand for our products.

Cost of sales was 55.6% for the quarter ended July 31, 2025, compared to 53.7% for the same quarter ended last year. Gross margin for the second quarter was 44.4% compared to 46.3% in the prior year. The decrease in gross margin was attributable to a slight decline in the proportion of orders delivered with full service. These orders carry higher margins than orders with simple delivery.

Selling, general and administrative expenses ("SG&A") as a percentage of sales for the three months ended July 31, 2025 was 27.7% compared to 26.1% the same period last year. The increase in SG&A was primarily due to higher delivery costs.

The Company holds equity securities in a Rabbi Trust to fund benefits under its VIP Pension Plan. The Company recorded approximately $1.0 million of unrealized loss and $0.6 million of unrealized gain during the three months ended July 31, 2025 and 2024, respectively.

Net interest expense was $0.2 million for the three months ended July 31, 2025, compared to $0.3 million for the same period last year. The decrease was attributable to less demand for seasonal working capital and related lower borrowings under the Company’s credit facility with PNC Bank.

For the three months ended July 31, 2025 and 2024, the effective income tax rates were 28.1% and 23.7%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences. The OBBB did not have a material impact on our effective income tax rate for the three months ended July 31, 2025.

Six Months Ended July 31, 2025

For the six months ended July 31, 2025, the Company earned a net income of $10.9 million on sales of $125.8 million, compared to net income of $19.0 million on sales of $155.2 million in the same period of the prior year. Sales for the fiscal year decreased by approximately $29.3 million or 18.9%, compared to the prior year. Fiscal year to date revenue in the prior year was boosted by the previously-noted disaster recovery order, which contributed approximately $13 million in shipments in the prior year. The remaining decrease was driven by the current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels, which adversely affected the demand for our products.

Cost of sales was 54.8% for the six months ended July 31, 2025, compared to 54.5% for the same period ended last year. Gross margin for the six months ended July 31, 2025 was 45.2% compared to 45.5% in the prior year. The decrease in gross margin was attributable to a slight decline in the proportion of orders delivered with full service. These orders carry higher margins than orders with simple delivery.

SG&A for the six months ended July 31, 2025 was 33.1% compared to 29.5% the same period last year. The increase in SG&A was primarily due to higher delivery costs.

The Company holds equity securities in a Rabbi Trust to fund benefits under its VIP Pension Plan. The Company recorded approximately $0.2 million and $0.8 million of unrealized gain during the six months ended July 31, 2025 and 2024, respectively.

Net interest expense was $0.3 million for the six months ended July 31, 2025, compared to $0.5 million for the same period last year. The decrease was attributable to less demand for seasonal working capital and related lower borrowings under the Company’s credit facility with PNC Bank.

For the six months ended July 31, 2025 and 2024, the effective income tax rates were 28.0% and 23.9%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences. The OBBB did not have a material impact on our effective income tax rate for the six months ended July 31, 2025.

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

Accounts Receivable decreased by $9.2 million at July 31, 2025 compared to last year. The change is primarily due to a decrease in shipments (as discussed above under “Overview”) and offset slightly by improved collections.

Inventory increased by $1.3 million at July 31, 2025 compared to last year. The slight increase is primarily driven by higher material costs and offset slightly by decreased production hours during the year.

Accrual basis capital expenditures for the six months ended July 31, 2025 were $2.8 million compared to $3.1 million for the same period last year. Capital expenditures are being financed through the Company's operating cash flow and restricted to not exceed $8.0 million per year by covenant.

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

For the six months ended July 31, 2025, the Company spent $4.0 million to repurchase 348,944 shares of its common stock. As of July 31, 2025, $7.2 million was authorized by the Board and available for repurchase of shares by the Company, subject to the restrictions on repurchases under its Credit Agreement with PNC Bank. The Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company was in compliance with its debt covenants as of July 31, 2025.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2025, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2025, including under the caption "Risk Factors".

The Company's forward-looking statements represent its judgment only on the dates such statements were made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is therefore not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2025. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ended July 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

May 2025	—	$—	—	$7,190,210

June 2025	—	—	—	$7,190,210

July 2025	—	—	—	$7,190,210

Total	—		—

(a) The average price paid per share includes any broker commissions.
(b) The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, including by entering into Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program has no time limit. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is also limited under our Credit Agreement with PNC Bank, as further discussed above under “Note 7. Debt” to our Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIRCO MFG. CORPORATION
Date: September 5, 2025	By:	/s/ Bassey Yau
Bassey Yau
Senior Vice President — Finance
(Principal Financial Officer)