Form 10-Q
period 2025-10-31
VIRCO MFG CORPORATION
filed 2025-12-08
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2025

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,761,141 shares as of December 8, 2025.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2025	1/31/2025	10/31/2024
	(In thousands)

Assets
Current assets
Cash	$26,509	$26,867	$38,858
Trade accounts receivables, net	13,799	13,004	28,168
Income tax receivable	409	4,060	—
Inventories	53,087	55,647	48,948
Prepaid expenses and other current assets	2,991	2,595	3,479
Total current assets	96,795	102,173	119,453
Non-current assets
Property, plant and equipment, net	35,453	36,428	35,621
Operating lease right-of-use assets	31,655	35,593	36,876
Deferred income tax assets, net	5,947	5,821	6,550
Other assets, net	11,687	11,931	11,645
Total assets	$181,537	$191,946	$210,145

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	10/31/2025	1/31/2025	10/31/2024
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$5,715	$11,593	$15,381
Accrued compensation and employee benefits	6,069	11,064	12,439
Income tax payable	—	—	1,463
Current portion of long-term debt	266	258	256
Current portion of operating lease liability	6,389	1,673	863
Other accrued liabilities	5,875	9,687	11,142
Total current liabilities	24,314	34,275	41,544
Non-current liabilities
Accrued self-insurance retention	927	780	1,033
Accrued pension expenses	6,389	6,746	9,345
Income tax payable, less current portion	287	200	261
Long-term debt, less current portion	3,678	3,878	3,943
Operating lease liability, less current portion	31,467	36,007	37,380
Other long-term liabilities	840	795	780
Total non-current liabilities	43,588	48,406	52,742
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,761,141 shares at 10/31/2025, 16,087,082 shares at 1/31/2025, and 16,289,406 shares at 10/31/2024	157	161	163
Additional paid-in capital	113,714	117,549	119,796
Accumulated deficit	(456)	(8,867)	(2,734)
Accumulated other comprehensive income (loss)	220	422	(1,366)
Total stockholders’ equity	113,635	109,265	115,859
Total liabilities and stockholders’ equity	$181,537	$191,946	$210,145

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands, except per share data)
Net sales	$47,636	$82,620	$173,476	$237,774
Costs of goods sold	29,544	45,942	98,490	130,531
Gross profit	18,092	36,678	74,986	107,243
Selling, general and administrative expenses	19,785	25,565	61,402	71,265
Operating (loss) income	(1,693)	11,113	13,584	35,978
Unrealized loss (gain) on investment in trust account	49	(246)	(158)	(1,058)
Pension expense	27	106	81	320
Interest expense (income), net	40	(24)	305	506
(Loss) income before income taxes	(1,809)	11,277	13,356	36,210
Income tax (benefit) expense	(484)	2,876	3,764	8,836
Net (loss) income	$(1,325)	$8,401	$9,592	$27,374

Cash dividends declared per common share:	$0.025	$0.025	$0.075	$0.065

Net (loss) income per common share:
Basic	$(0.08)	$0.52	$0.61	$1.67
Diluted	$(0.08)	$0.52	$0.61	$1.67
Weighted average shares of common stock outstanding:
Basic	15,761	16,289	15,761	16,379
Diluted	15,761	16,296	15,766	16,382

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands)

Net (loss) income	$(1,325)	$8,401	$9,592	$27,374
Other comprehensive loss:
Pension adjustments (net of tax adjustment of $(22) and $(29) for three months, and $(68) and $(57) for nine months at October 31, 2025 and 2024, respectively)	(68)	(9)	(202)	(56)
Net comprehensive (loss) income	$(1,393)	$8,392	$9,390	$27,318

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	10/31/2025	10/31/2024
	(In thousands)
Operating activities
Net income	$9,592	$27,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,630	4,165
Non-cash lease expense	4,114	302
Provision for credit losses	45	45
Amortization of debt issuance costs	102	81
Deferred income taxes	(58)	272
Stock-based compensation	161	333
Amortization of net actuarial gain for pension plans	(270)	(113)
Non-cash unrealized gain on investment	(158)	(1,058)
Surrender of life insurance policies	(219)	(719)
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Trade accounts receivable	(840)	(5,052)
Inventories	2,559	9,423
Income taxes	3,739	1,318
Prepaid expenses and other assets	(396)	(1,237)
Accounts payable and accrued liabilities	(13,026)	6,286
Net cash provided by operating activities	9,982	41,420
Investing activities
Purchases of property, plant and equipment	(5,086)	(5,365)
Purchases of marketable securities in trust accounts	—	(1,285)
Proceeds from sale of fixed assets	—	4
Proceeds from sale of marketable securities in trust accounts	—	1,285
Proceeds from surrendering life insurance policies	119	719
Net cash used in investing activities	(4,967)	(4,642)
Financing activities
Borrowing from long-term debt	—	23,165
Repayment of long-term debt	(192)	(23,350)
Common stock repurchased	(4,000)	(1,499)
Tax withholding payments on share-based compensation	—	(412)
Payment of deferred financing costs	—	(50)
Cash dividends paid	(1,181)	(1,060)
Net cash used in financing activities	(5,373)	(3,206)
Net (decrease) increase in cash	(358)	33,572
Cash at beginning of period	$26,867	$5,286
Cash at end of period	$26,509	$38,858

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$331	$350
Cash paid during the period for interest, net of interest income	$305	$506
Cash paid during the period for income taxes, net of refunds	$104	$7,291
Noncash investment in right-of-use assets in exchange for a lease liability	$372	$32,982
See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended October 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2025	15,761,141	$157	$113,667	$1,264	$288	$115,376
Net loss	—	—	—	(1,325)	—	(1,325)
Cash dividends	—	—	—	(395)	—	(395)
Pension adjustments	—	—	—	—	(68)	(68)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	47	—	—	47
Stock repurchase	—	—	—	—	—	—
Balance at October 31, 2025	15,761,141	$157	$113,714	$(456)	$220	$113,635

	Three-Month Period Ended October 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 2024	16,289,406	$163	$119,734	$(10,728)	$(1,357)	$107,812
Net income	—	—	—	8,401	—	8,401
Cash dividends	—	—	—	(407)	—	(407)
Pension adjustments	—	—	—	—	(9)	(9)
Shares vested and others	—	—	(1)	—	—	(1)
Stock compensation expense	—	—	63	—	—	63
Stock repurchase	—	—	—	—	—	—
Balance at October 31, 2024	16,289,406	$163	$119,796	$(2,734)	$(1,366)	$115,859

	Nine-Month Period Ended October 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
Net income	—	—	—	9,592	—	9,592
Cash dividends	—	—	—	(1,181)	—	(1,181)
Pension adjustments	—	—	—	—	(202)	(202)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	161	—	—	161
Stock repurchase	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at October 31, 2025	15,761,141	$157	$113,714	$(456)	$220	$113,635

	Nine-Month Period Ended October 31, 2024
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder's Equity
Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	27,374	—	27,374
Cash dividends	—	—	—	(1,060)	—	(1,060)
Pension adjustments	—	—	—	—	(56)	(56)
Shares vested and others	81,794	1	(413)	—	—	(412)
Stock compensation expense	—	—	333	—	—	333
Stock repurchase	(139,702)	(2)	(1,497)	—	—	(1,499)
Balance at October 31, 2024	16,289,406	$163	$119,796	$(2,734)	$(1,366)	$115,859

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
October 31, 2025
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2026. The balance sheet at January 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

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

Recently Issued Accounting Pronouncements

ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued this ASU which provides a practical expedient to assume that the conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. We do not expect that this guidance will have a material impact on our consolidated financial statements and disclosures.

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

Note 4. Revenue Recognition

The Company manufactures, markets and distributes a wide variety of school and office furniture to wholesalers, distributors, educational institutions and governmental entities. Revenue is recorded for promised goods or services when control is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Note 5. Inventories

Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis (“FIFO”) and include material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, not style, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents a breakdown of the Company’s inventories:

	10/31/2025	1/31/2025	10/31/2024
	(In thousands)
Finished goods	$21,721	$19,599	$17,793
Work in process	18,517	21,357	18,137
Raw materials	12,849	14,691	13,018
Total inventories	$53,087	$55,647	$48,948

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

The quantitative information regarding our leases is as follows:

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,340	$2,341	$7,057	$5,183
Short-term lease cost	135	172	365	406
Sublease income	(10)	(10)	(30)	(30)
Variable lease cost	705	4	1,087	622
Total lease cost	$3,170	$2,507	$8,479	$6,181

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities			$2,943	$4,881
Right-of-use assets obtained in exchange for new lease liabilities			$372	$34,309
Weighted-average remaining lease term (years)			4.8	5.7
Weighted-average discount rate			9.84%	9.80%
Minimum future lease payments for operating leases in effect as of October 31, 2025, are as follows:

Operating Leases
For the year ending January 31,	(In thousands)
Remaining of 2026	$2,448
2027	9,728
2028	9,464
2029	9,616
2030	9,945
Thereafter	6,832
Remaining balance of lease payments	48,033

Short-term lease liabilities	6,389
Long-term lease liabilities (a)	31,467
Total lease liabilities	37,856

Difference between undiscounted cash flows and discounted cash flows	$10,177

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

Note 7. Debt
Outstanding balances for the Company’s long-term debt are as follows:

	10/31/2025	1/31/2025	10/31/2024
	(In thousands)
Revolving credit line	$—	$—	$—
Other	3,944	4,136	4,199
Total debt	3,944	4,136	4,199
Less current portion	266	258	256
Non-current portion	$3,678	$3,878	$3,943

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011, most recently on December 5, 2025.

The Credit Agreement as currently in effect permits the Company to issue cash dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $8.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing Fixed Charge Coverage Ratio ("FCCR") of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Credit Agreement also requires the Company to maintain a minimum FCCR, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a stated Maximum Revolving Advance Amount that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $10.0 million from January through June of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship ("ATS") inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal to $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum FCCR and limits on capital expenditures.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $16.6 million was available for borrowing as of October 31, 2025. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate ("SOFR"). The Company incurred a fee on the unused portion of the revolving line of credit at a rate of 0.25%. The Company did not have an outstanding amount under the Credit Agreement as of October 31, 2025.

On December 5, 2025, the Company entered into Amendment No. 7 to the Credit Agreement with PNC. Amendment No. 7 amended the Credit Agreement and the secured revolving line of credit provided to the Company by PNC to reflect the following material changes:
i.Modify the stock repurchase window, originally from February 1, 2025 to January 31, 2026, changed to November 1, 2024 to October 31, 2025 for the $7.5 million of permitted share repurchases that are excluded from a) the FCCR testing, b) the Payment Conditions governing stock repurchases, and c) the trailing twelve months ("TTM") $8 million aggregate limit on stock repurchases and dividends.
ii.Commencing with respect to the fiscal quarter ending October 31, 2025, modify the definition of Earnings Before Interest, Taxes, Depreciation, and Amortization as it relates to the FCCR testing to add back non-cash lease expense or subtract non-cash lease income for each TTM reporting period.
iii.Reduce the Revolving Line of Credit limit by $10 million, except for the months of October, December, and January. The maximum Revolving Line of Credit limit during June through August was reduced from $70 million to $60 million.
iv.Reduce the $15 million seasonal over-advance to $10 million and limit to the months of January through June (removing access in the month of July).

In connection with this amendment, the Company incurred fees totaling $20,000 which will be capitalized as deferred financing costs when paid.

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC, which established a new category of permitted share repurchases in an amount up to $7.5 million, which was a new category in addition to the share repurchases otherwise permitted under the Credit Agreement. The share repurchases under the new category were required to occur during the fiscal year ending January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Agreement. The permitted share repurchases under this new category were also not counted as “Restricted Payments” when calculating the Company’s compliance with the FCCR covenants in the Credit Agreement.

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

The Company also carries a mortgage on a manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was approximately $3.9 million as of October 31, 2025.

Management believes that the carrying value of debt approximated fair value at October 31, 2025, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except the mortgage for the manufacturing building in Conway, Arkansas.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $217,000, $236,000 and $218,000 as of October 31, 2025, January 31, 2025 and October 31, 2024, respectively, are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. There was an increase in the valuation allowance of $1,000 for the three months ended October 31, 2025 and a decrease of $19,000 for the nine months ended October 31, 2025. There was no change in the valuation allowance during the three months ended October 31, 2024. The valuation allowance decreased $33,000 during the nine months ended October 31, 2024.

For the three months ended October 31, 2025 and 2024, the effective income tax rates were 26.8% and 25.5%, respectively. For the nine months ended October 31, 2025 and 2024, the effective income tax rates were 28.2% and 24.4%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

The January 31, 2022 and subsequent fiscal years remain open for examination by the IRS and some state jurisdictions. The January 31, 2021 and subsequent fiscal years remain open for the remaining state jurisdictions. The Company is not currently under federal or state examination.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law before the close of the second quarter, the impacts are contemplated in our operating results for the nine months ended October 31, 2025. Among other provisions, the OBBB repealed the capitalization of domestic research and development expenditures, extended bonus depreciation on fixed assets, and reduced the deduction rate on foreign-derived deduction eligible income and income from non-U.S. subsidiaries. The Company is still evaluating these provisions, but we do not expect them to have a material impact on our effective tax rate and deferred tax assets in the fiscal year ending January 31, 2026, or in future periods.

Note 9. Net (Loss) Income per Share

Net (loss) income per share is calculated by dividing net income by the basic weighted-average number of common shares outstanding. The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands, except per share data)
Net (loss) income	$(1,325)	$8,401	$9,592	$27,374

Weighted average shares of common stock outstanding - basic	15,761	16,289	15,761	16,379
Dilutive effect of common stock equivalents from equity incentive plans	—	7	5	3
Weighted average shares of common stock outstanding - diluted	15,761	16,296	15,766	16,382

Net (loss) income per share - basic	$(0.08)	$0.52	$0.61	$1.67
Net (loss) income per share - diluted	$(0.08)	$0.52	$0.61	$1.67
There were 14,000 anti-dilutive shares excluded from the computation of diluted earnings per share for the three months ended October 31, 2025.

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock units, restricted stock awards and stock options. Restricted stock units and awards granted under the 2019 Plan are expensed ratably over the vesting period of the units and awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During the nine months ended October 31, 2025, the Company granted 23,003 awards, vested 16,066 shares according to their terms and forfeited zero shares under the 2019 Plan. As of October 31, 2025, there were approximately 498,856 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of income:

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands)
Cost of goods sold	$—	$—	$—	$38
Selling, general and administrative expenses	47	63	161	295
Total stock-based compensation expense	$47	$63	$161	$333

As of October 31, 2025, there was $109,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over seven months.

Note 11. Retirement Plans

The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (the “Pension Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2025, benefit accruals under the Pension Plan were frozen effective December 31, 2003. There is no service cost incurred under the Pension Plan.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Retirement Plan (the “VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2025, benefit accruals under the VIP Plan were frozen since December 31, 2003. There is no service cost incurred under the VIP Plan.

In September 2025, the Company’s Board of Directors approved the termination of the VIP Plan. The termination became effective on November 1, 2025. The VIP Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants funded by the liquidation of assets held in a rabbi trust. Pension settlement charges related to the VIP Plan termination, which include the recognition of VIP Plan gains or losses recorded within accumulated other comprehensive income on the Company’s unaudited condensed consolidated balance sheets, are currently expected to be recognized during the fourth quarter of fiscal year 2027. The Company anticipates that the termination will not materially impact the Company's consolidated financial statements.

The following table summarizes the net periodic pension cost for the Pension Plan and the VIP Plan:

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	325	311	975	933
Expected return on plan assets	(208)	(167)	(624)	(500)
Plan settlement	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	(90)	(38)	(270)	(113)
Benefit cost	$27	$106	$81	$320

401(k) Retirement Plan

The Company’s 401(k) retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At October 31, 2025 and 2024, the plan held 1,067,754 shares and 1,105,376 shares of Virco stock, respectively. For the three months ended October 31, 2025 and 2024, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $456,000 and $387,000 respectively. For the nine months ended October 31, 2025 and 2024, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $1,470,000 and $1,165,000 respectively.

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

The following is a summary of the Company’s warranty-claim activity:

	Three Months Ended		Nine Months Ended
	10/31/2025	10/31/2024	10/31/2025	10/31/2024
	(In thousands)
Beginning balance	$500	$500	$500	$500
Provision	84	60	160	111
Costs incurred	(84)	(60)	(160)	(111)
Ending balance	$500	$500	$500	$500

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

Note 14. Delivery Costs

For the three months ended October 31, 2025 and 2024, shipping and classroom delivery costs of approximately $5.4 million and $8.8 million, respectively, were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

For the nine months ended October 31, 2025 and 2024, shipping and classroom delivery costs of approximately $18.7 million and $23.1 million, respectively, were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Note 15. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	10/31/2025	1/31/2025	10/31/2024
	(In thousands)
Land	$3,731	$3,731	$3,731
Land improvements	706	706	697
Buildings and building improvements	52,050	52,030	51,950
Machinery and equipment	123,422	119,972	118,324
Leasehold improvements	649	657	523
Property, plant and equipment, gross	180,558	177,096	175,225
Less accumulated depreciation and amortization	(145,105)	(140,668)	(139,604)
Property, plant and equipment, net	$35,453	$36,428	$35,621

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $1.2 million and $1.1 million for the three months ended October 31, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $0.4 million and $0.3 million for the three months ended October 31, 2025 and 2024, respectively.

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $3.5 million and $3.2 million for the nine months ended October 31, 2025 and 2024, respectively. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $1.1 million and $1.0 million for the nine months ended October 31, 2025 and 2024, respectively.

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

Note 17. Subsequent Events

In September 2025, the Company’s Board of Directors approved the termination of the VIP Plan. The termination became effective on November 1, 2025. Pension settlement charges related to the VIP Plan termination are currently expected to be recognized during the fourth quarter of fiscal year 2027. See Note 11.

On December 4, 2025, the Company’s Board of Directors declared a cash dividend for the Company’s fourth fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on January 9, 2026 to stockholders of record of the common stock as of the close of business on December 19, 2025. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

On December 5, 2025, the Company executed Amendment No. 7 to the Restated Credit Agreement. See Note 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s core market for education furniture, fixtures and equipment ("FF&E") is marked by extreme seasonality. Typically, the Company recognizes approximately 50% of its total annual revenue in the months of June, July, and August. Incoming orders follow a similar cycle, with the bulk of orders arriving approximately 4-6 weeks preceding the summer delivery season.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law before the close of the second quarter, the impacts are contemplated in the Company's operating results for the nine months ended October 31, 2025. Among other provisions, the OBBB repealed the capitalization of domestic research and development expenditures, extended bonus depreciation on fixed assets, and reduced the deduction rate on foreign-derived deduction eligible income and income from non-U.S. subsidiaries. These provisions are not expected to have a material impact to the Company's effective tax rate and deferred tax assets in fiscal year ending January 31, 2026 and future periods.

During the three months and nine months ended October 31, 2025, the Company experienced a decrease in net sales of approximately 42.3% and 27.0%, respectively, compared to the same periods in the prior fiscal year. In the same periods last year, the Company benefited from a large series of one-time, disaster recovery counter-seasonal shipments that resulted in approximately $6 million of additional shipments for the three months ended October 31, 2024 and approximately $19 million for the nine months ended October 31, 2024. These deliveries positively affected the Company’s traditional cycle in the prior year, with positive impacts on production, overhead absorption, accounts receivable, collections, and reductions in inventory, as well as lower borrowings to support that inventory. Excluding this one-time event, net sales for the three months and nine months ended October 31, 2025 decreased approximately 38.3% and 22.1%, respectively. Management believes that the traditional seasonal cycle for school furniture and the Company's ability to service that seasonal cycle have returned to its pre-pandemic normal.

The current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels have adversely affected the demand for the Company's school furniture. Reflecting the absence of last year's unusual disaster recovery counter-seasonal orders as of October 31, 2025, the Company’s shipments plus backlog was approximately 25% lower than as of the same date last year. Management has moderated production levels and will continue to monitor incoming order rates in pursuit of an appropriate balance between on-time summer deliveries and inventory investment. Order backlog at October 31, 2025 declined slightly to approximately $26 million compared to $27 million in the prior year. The Company believes that the majority of the current backlog will be delivered and recognized as revenue during the fourth quarter of the current fiscal year.

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

Three Months Ended October 31, 2025

For the three months ended October 31, 2025, the Company incurred a net loss of $1.3 million on sales of $47.6 million, compared to net income of $8.4 million on sales of $82.6 million in the same period of the prior year. Sales for the three months ended October 31, 2025 decreased by approximately $35.0 million or 42.3%, compared to the prior year. Third quarter sales in the prior year was boosted by the previously-noted disaster recovery order, which contributed approximately $6 million in shipments. The remaining decrease was driven by the current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels, which adversely affected the demand for the Company's products.

Cost of goods sold was 62.0% of net sales for the quarter ended October 31, 2025, compared to 55.6% for the same quarter ended last year. Gross margin for the third quarter was 38.0% compared to 44.4% in the prior year. Gross margin declined in the current period primarily due to lower sales volume combined with a decline in production levels, partially offset by a slight reduction in manufacturing spending. The Company reduced production levels in order to maintain control over inventory levels.

Selling, general and administrative expenses ("SG&A") for the three months ended October 31, 2025 decreased by $5.8 million. The decrease in SG&A expenses was primarily due to lower variable selling expenses related to the overall decline in sales volume. SG&A expenses as a percentage of sales for the three months ended October 31, 2025 were 41.5% compared to 30.9% in the same period last year. This was primarily due to lower sales volume in relation to fixed SG&A costs. Since a significant portion of SG&A expense does not fluctuate with sales volume, SG&A increased as a percentage of sales.

The Company holds equity securities in a rabbi trust to fund benefits under its VIP Retirement Plan (the "VIP Plan"). The Company recorded approximately $49,000 of unrealized loss and $246,000 of unrealized gain during the three months ended October 31, 2025 and 2024, respectively.

For the three months ended October 31, 2025 and 2024, the effective income tax rates were 26.8% and 25.5%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences. The OBBB did not have a material impact on the Company's effective income tax rate for the three months ended October 31, 2025.

Nine Months Ended October 31, 2025

For the nine months ended October 31, 2025, the Company earned a net income of $9.6 million on sales of $173.5 million, compared to net income of $27.4 million on sales of $237.8 million in the same period of the prior year. Sales for the fiscal year decreased by approximately $64.3 million or 27.0% compared to the prior year. Fiscal year to date sales in the prior year was boosted by the previously-noted disaster recovery order, which contributed approximately $19 million in shipments. The remaining decrease was driven by the current dynamic macroeconomic environment and uncertainty surrounding the government’s budget and spending levels, which adversely affected the demand for the Company's products.

Cost of goods sold was 56.8% for the nine months ended October 31, 2025, compared to 54.9% for the same period ended last year. Gross margin for the nine months ended October 31, 2025 was 43.2% compared to 45.1% in the prior year. Gross margin declined in the current period primarily due to lower sales volume combined with a decline in production levels, partially offset by a slight reduction in manufacturing spending. The Company reduced production levels in order to maintain control over inventory levels.

SG&A for the nine months ended October 31, 2025 decreased by $9.9 million. The decrease in SG&A expenses was primarily due to lower variable selling expenses related to the overall decline in sales volume. SG&A expenses as a percentage of sales for the nine months ended October 31, 2025 were 35.4% compared to 30.0% in the same period last year. This was primarily due to lower sales volume in relation to fixed SG&A costs. Since a significant portion of SG&A expense does not fluctuate with sales volume, SG&A increased as a percentage of sales.

The Company holds equity securities in a rabbi trust to fund benefits under its VIP Plan. The Company recorded approximately $0.2 million and $1.1 million of unrealized gain during the nine months ended October 31, 2025 and 2024, respectively.

For the nine months ended October 31, 2025 and 2024, the effective income tax rates were 28.2% and 24.4%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences. The OBBB did not have a material impact on the Company's effective income tax rate for the nine months ended October 31, 2025.

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

Accounts Receivable decreased by $14.4 million at October 31, 2025 compared to last year. The change is primarily due to a decrease in shipments (as discussed above under “Overview”).

Inventory increased by $4.1 million at October 31, 2025 compared to last year. The increase is primarily driven by increased costs, offset slightly by decreased production levels during the year.

Accrual basis capital expenditures for the nine months ended October 31, 2025 were $3.7 million compared to $5.4 million for the same period last year. Capital expenditures are being financed through the Company's operating cash flow and restricted to not exceed $8.0 million per year by covenant.

As a result of materially improved profitability in recent years, the Company had approximately $26.5 million and $38.9 million in cash at October 31, 2025 and 2024, respectively. The Company uses its cash flow generated from operations to fund capital expenditures, quarterly cash dividends and stock repurchases. For the nine months ended October 31,2025, the Company spent $5.1 million in capital expenditures, issued $1.2 million of cash dividends and spent $4.0 million to repurchase 348,944 shares of its common stock. As of October 31, 2025, $7.2 million was authorized by the Board and available for repurchase of shares by the Company, subject to the restrictions on repurchases under its Credit Agreement with PNC Bank, National Association ("PNC"). The Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations.

During the quarter ended October 31, 2025, the Company’s Board of Directors approved the termination of the VIP Plan, a supplemental retirement plan for certain key employees. This decision was part of the Company's ongoing efforts to reduce benefit obligations and ongoing administrative costs. The termination is expected to be settled through lump sum distributions to participants funded by the liquidation of assets held in a rabbi trust, which are expected to occur during the fourth quarter of fiscal year 2027. Management anticipates these distributions will not materially impact the Company's current and long-term liquidity and that the termination will not materially impact the Company's consolidated financial statements.

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC, which established a new category of permitted share repurchases in an amount up to $7.5 million, which was a new category in addition to the share repurchases under the Credit Agreement. The share repurchases under the new category were required to occur during the fiscal year ending January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Agreement. The permitted share repurchases under this new category were also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio ("FCCR") covenants in the Credit Agreement.

On December 5, 2025, the Company entered into Amendment No. 7 to the Credit Agreement with PNC. Amendment No. 7 amended the Credit Agreement and the secured revolving line of credit provided to the Company by PNC to reflect the following material changes:
i.Modify the repurchase window, originally from February 1, 2025 to January 31, 2026, changed to November 1, 2024 to October 31, 2025 for the $7.5 million of permitted share repurchases that are excluded from a) the FCCR testing, b) the Payment Conditions governing stock repurchases, and c) the trailing twelve months ("TTM") $8 million aggregate limit on stock repurchases and dividends.
ii.Commencing with respect to the fiscal quarter ending October 31, 2025, modify the definition of Earnings Before Interest, Taxes, Depreciation, and Amortization as it relates to the FCCR testing to add back non-cash lease expense or subtract non-cash lease income for each TTM reporting period.
iii.Reduce the Revolving Line of Credit limit by $10 million, except for the months of October, December, and January. The maximum Revolving Line of Credit limit during June through August was reduced from $70 million to $60 million.
iv.Reduce the $15 million seasonal over-advance to $10 million and limit to the months of January through June (removing access in the month of July).

In connection with this amendment, the Company incurred fees totaling $20,000 which will be capitalized as deferred financing costs when paid.

Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with its financial covenants under the Credit Agreement, although risks and uncertainties remain, such as changes in economic conditions, changing raw material costs and supply chain challenges. The Company did not have an outstanding amount under the Credit Agreement as of October 31, 2025.

The Company believes that cash flows from operations and cash on hand, together with the Company's unused borrowing capacity with PNC, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2025, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of October 31, 2025. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “Form 10-K”), which was filed with the SEC on April 14, 2025. The risk factors associated with the Company's business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 7 to Amended and Restated Revolving Credit and Security Agreement, effective as of December 5, 2025, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent, and form of Revolving Credit Note dated December 5, 2025.

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

VIRCO MFG. CORPORATION
Date: December 8, 2025	By:	/s/ Bassey Yau
Bassey Yau
Senior Vice President — Finance
(Principal Financial Officer)