Form 10-K
period 2026-01-31
VIRCO MFG CORPORATION
filed 2026-04-08
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2025 (the last business day of the registrant’s second fiscal quarter in 2025), was approximately $101.0 million (based upon the closing price of the registrant’s common stock on such day, as reported by NASDAQ).
As of April 6, 2026, there were 15,761,141 shares of the registrant’s common stock ($0.01 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K as set forth herein.

PART I

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-K contains a number of “forward-looking statements” that reflect the current views of Virco Mfg. Corporation (the "Company" or "Virco") with respect to future events and financial performance, including, but not limited to, statements concerning: school funding, the ability to operate our manufacturing and distribution operations and the availability of labor; availability of funding for educational institutions; plans and objectives of management for future operations, including relating to the Company’s future products, pricing, marketing, seasonal fluctuations in demand, expansion, manufacturing processes, and business strategies; the Company's ability to control costs and inventory levels; supply chain issues and the availability and cost of raw materials, especially steel and petroleum-based products; the cost and availability of imported components; the availability and cost of labor; the Company's ability to anticipate and respond to macroeconomic, geopolitical and industry trends, pandemics, acts of war and other large-scale crises; changes in trade policy and tariffs; transportation costs; market demand; the Company's ability to position itself in the market; current and future investments in and utilization of infrastructure; and management's beliefs that cash flow from current operations, existing cash reserves, and available lines of credit will be sufficient to support the Company's working capital requirements to fund existing operations. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, assumptions and other factors, many of which are out of the Company's control and difficult to forecast, that may cause actual results to differ materially from those which are expressed or implied in any forward-looking statements. Such factors include, but are not limited to, changes in, or the Company's ability to predict, general economic conditions, the availability and cost of raw materials, the markets for school and office furniture generally and specifically in areas and with customers with which the Company conducts its principal business activities, the rate of approval of school bonds for the construction of new schools, the extent to which existing schools order replacement furniture, customer confidence, competition, and other factors included in this report under the heading “Item 1A. Risk Factors.”

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

Our fiscal year ends on January 31 of each year and references in this Annual Report on Form 10-K to a year refer to our fiscal year. As such, references in this Annual Report to 2027, 2026 and 2025 relate to the fiscal years ending January 31, 2027, 2026 and 2025, respectively.

Item 1. Business

Introduction

Designing, producing, and distributing high-value furniture for a diverse family of customers is a 76-year tradition at Virco Mfg. Corporation (“Virco” or the “Company”, or in the first person, “we”, “us” or “our”). Virco was incorporated in California in February 1950 and reincorporated in Delaware in April 1984. Virco started as a local manufacturer of chairs and desks for Los Angeles area schools, and over the years has become the largest manufacturer and supplier of movable educational furniture and equipment for the preschool through 12th grade market in the United States. As the market for school furniture has evolved, the Company has developed significant selling and service capabilities. The Company employs interior designers, CAD layout specialists, and project management specialists to support its direct sales force. These resources utilize proprietary PlanSCAPE® software which enables our selling and service professionals to provide project management from design and layout to full-service campus delivery and set up. The Company manufactures a wide assortment of products offering the breadth and depth to furnish all areas of a campus, including mobile tables, mobile storage equipment, student and teacher desks, technology tables, 4-leg and mobile chairs and stools, activity tables, folding chairs and folding tables. Virco has worked with accomplished designers - such as Peter Glass and Bob Mills - to develop additional products for contemporary applications. These include the best-selling ZUMA Series; Analogy and Civitas furniture collections; Metaphor and Sage Series items for educational settings; the wide-ranging Plateau and Text Series; and the new Topaz Series.

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

To meet the furniture and equipment needs of our customers, Virco leases a 560,000 sq. ft. office, manufacturing and warehousing facility located on 23.5 acres of land in Torrance, California; this facility includes our corporate headquarters, West Coast showroom, and our West Coast distribution operations. In the second quarter of fiscal 2025, the Company executed a five-year extension of this lease expiring on September 30, 2030. To complement our Torrance-based operations, Virco owns three manufacturing and distribution facilities in Conway, Arkansas. The primary facility is located on 100 acres of land in Conway, containing 1.2 million sq. ft. of manufacturing, warehousing, distribution, and office space. With high-density storage systems, 70 dock doors dedicated to outbound freight, and substantial yard capacity to store and stage trailers, this facility supports Virco's ability to handle increased sales during our peak summer delivery season and enhances the efficiency with which orders are filled. Virco also operates two other facilities in Conway. The first is a 375,000 sq. ft. factory - acquired in 1954 and expanded and modernized in subsequent years - where a variety of operations take place, including the manufacture of fabricated steel components, chrome plating, and plastic injection-molding; components generated here are transferred to other facilities for assembly into finished goods. The second is a 175,000 sq. ft. manufacturing facility where compression-molded hard plastic components are fabricated and stored. The Company occupied this building under a series of leases for approximately 20 years and purchased this facility in the third quarter of the fiscal year ended January 31, 2018.

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

Many of today’s modern classrooms are focusing on creating more dynamic, active, and flexible environments for their 21st Century learners. Virco has continued to innovate around its line of Healthy Movement furniture with flexible seating that takes movement and choice to a new level. The Room to Move® collection is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move - empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker (available in Analogy, Sage, and ZUMA styles) provides a safe, durable, and ergonomic option for floor seating. The Choose to Move ("C2M") 4-Leg Chair, winner of the EDspaces Innovation in Seating Award and the A4LE LearningSCAPES Industry Partner Award, offers an empowering new twist on flexible seating with a patented mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M chair, the Room to Move® Mobile Task Chair offers movement in all directions - front-to-back and side-to-side - as well as the mobility and adjustability of a task chair. All these products enable healthy movement and flexibility in the classroom while blending with existing Virco furniture. Given the success of our Room to Move® products, we continue to support the collection with additions such as the Sage Floor Rocker with a padded seat which adds additional comfort and design appeal to the Virco Floor Rocker line. One of our newer additions, the Room to Move® series Sit-to-Stand Workstation, adjusts up and down with a pneumatic height adjustment lever, easily transitioning from a sitting to standing position. Available in 3 styles - including Rectangle, Wedge, and Corner – along with multiple storage accessories, these mobile workstations open the classroom to new possibilities. Joining our Room to Move® collection this year is our Room to Store product line. Room to Store boxes are sleek, modern and multifunctional storage solutions that can be used standalone or added to select workstations and tables to expand their usage.

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

Understanding that collaboration and engagement take place beyond the walls of a classroom, Virco introduced the Plateau Series Media Tables. With collaborative environments in mind, these tables were designed to bring groups of people together in schools and the workplace. These media tables feature a TV mount for screens and built-in USB and power ports so students and colleagues can easily exchange ideas and share content. The Plateau Series was also expanded to include more popular shapes and additional leg options including stand-up, low legs, and casters to broaden height ranges and mobility.

The Topaz Series® was designed by Peter Glass and Bob Mills with teachers in mind. Combining sleek design with intelligent functionality to support modern learning environments, the collection offers a full classroom line that includes a teacher desk and accessory table, classroom cart, mobile bookcases, mobile storage, and two new sit-to-stand workstations ideal for both teachers and students.

To further provide options for the entire campus, Virco introduced a line of outdoor furniture which features a variety of benches and tables, including ADA compliant models, in nine vibrant colors. These tables are ideal for schools, parks, playgrounds, campgrounds and other public spaces.

As of January 31, 2026, the Company employed approximately 731 full-time employees, manufacturing its products in 1.1 million sq. ft. of fabrication facilities and 1.2 million sq. ft. of assembly and warehousing facilities in Torrance, California and Conway, Arkansas, respectively.

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

The Company sells to thousands of customers and no single customer represented more than 10% of the Company's consolidated net sales in fiscal 2026. Significant purchases of furniture using public funds often require annual bids or some form of “authorization” to purchase goods or services from a vendor. This authorization can include state contracts, local and national buying groups, or local school districts that “piggyback” on the bid of a larger district. In virtually all cases, purchase orders and payments are processed by the individual school districts, even though the contract pricing may be determined by a state contract, national or local buying group, or consortium of school districts. Schools usually can purchase from more than one contract or purchasing vehicle if they are participants in buying groups as well as being eligible for a state or national contract.

Virco is the exclusive supplier of movable classroom furniture for one nationwide purchasing organization under which many of our customers price their furniture. See “Item 1A. Risk Factors: The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.” Sales priced under this contract represented approximately 65% of sales in fiscal 2026 and 59% in fiscal 2025. We have had a history of contracts with the purchasing organization and were most recently awarded in fiscal 2018, a five-year contract with this organization that extends through December 2022, with two-year extensions at the sole discretion of the purchasing organization extending through 2026 if both options are exercised. The Company is currently in the second of the available two-year extensions. If Virco were unable to sell under this contract, we believe we would be able to sell to the vast majority of our customers under alternative contracts.

The Company’s education customers typically do not have logistic capabilities and approximately 80% of sales are FOB destination and include freight to customer. Approximately 55%-65% of sales are “full service” and are FOB classroom and include turnkey set-up. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics and service to the ultimate customer. Nearly all of the Company’s out-bound freight is supplied by third-party carriers. Utilizing third-party carriers is an effective method of addressing the significant seasonal peak in summer and moderating excess capacity issues in the slow season. Reliance on third-party carriers can expose the Company to freight rate volatility, fuel surcharges, and to capacity constraints in the transportation industry. Historically, the Company has been able to obtain adequate capacity from freight vendors to service the summer season. Virco has a seasoned team of installation and project management professionals located throughout the country. These resources work with local agencies to provide classroom delivery and set up as required by customers.

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

In the years subsequent to China entering the World Trade Organization in 2001, many U.S. furniture manufacturers closed their domestic manufacturing facilities and began importing increasing quantities of furniture from international sources. The Company’s primary competition evolved from manufacturers of furniture to importers and distributors of furniture. During this same period, Virco elected to significantly reduce its workforce, but retain its domestic factory locations. The Company believes that its domestic manufacturing capabilities are a significant strength. As recent global supply chain challenges have led to “reshoring, nearshoring, and friendshoring” of production or other modifications to supply chains, Virco has a comprehensive, established, and fully functioning manufacturing footprint in the United States. The Company has effectively used product selection, color selection, and dependable execution of delivery to customers to enhance its market position. With increasing costs from international sources, supply chain disruptions, and increasing freight costs, our factories are cost-competitive for bulky educational furniture and equipment items and typically provide superior delivery during the peak summer delivery season. The Company's ATS strategy allows for low-cube component parts to be sourced globally, with fabrication of bulky welded steel frames, wood tops, and larger molded-plastic components to be performed locally. Domestic production of laminated wood tops and molded plastic enables the Company to market a color palette that cannot be matched in a short delivery window by imported finished goods. Domestic assembly allows the Company to use standard ATS components to assemble customer-specific products and color combinations shortly prior to delivery.

Finally, management continues to hone Virco's ability to finance, manufacture, and warehouse furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The company shipped approximately 49% and 47% of annual sales in June, July, and August during fiscal 2026 and 2025, respectively. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

Principal Products

Virco produces the broadest line of furniture for the K-12 school market of any manufacturer in the United States. By supplementing products manufactured by Virco with products from other manufacturers, Virco provides a comprehensive product assortment that covers substantially all products and price points that are traditionally included on the FF&E line item on a new school project or school budget. Virco also provides a variety of products for preschool markets and has developed products that are targeted for college, university, and corporate learning center environments. The Company has an ambitious and ongoing product development program featuring products developed in-house as well as products developed with accomplished designers. The Company's primary furniture lines are constructed of tubular metal legs and frames, combined with wood and plastic tops, plastic seats and backs, upholstered seats and backs, and upholstered rigid polyethylene and polypropylene shells. Virco also has flat metal forming capabilities to enable the production of desks, returns, bookcases, filing cabinets, mobile pedestals, and related items.

Virco's principal manufactured products include:

SEATING - Virco offers a full line of classroom seating in a variety of price points providing high value and quality across all types of seating, from traditional to modern solutions. The ergonomically supportive ZUMA® line designed by Peter Glass and Bob Mills has been a top seller since its launch. In addition to fixed-height 4-leg chairs, the ZUMA line includes cantilever chairs; mobile task chairs and lab stools; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers and floor rockers. Virco continues to innovate around its line of healthy movement furniture with the Room to Move® collection of flexible seating that takes movement and choice to a new level. The Room to Move® collection is based on the idea that today’s classrooms are active, dynamic places where students are often given room to move – empowering them with choices of where to sit, how to sit and even when to sit. The Floor Rocker provides a safe, durable and ergonomic option for floor seating. The C2M 4-leg Chair, winner of the EDspaces Innovation in Seating Award and the A4LE LearningSCAPES Industry Partner Award, offers an empowering new twist on flexible seating with a mode selector that allows the same chair to easily transform from fixed to active seating. Like the C2M Chair, the Room to Move® Mobile Task Chair offers movement in all directions – front-to-back and side-to-side – as well as the mobility and adjustability of a task Chair. All Room to Move® seating is offered in our ZUMA®, Sage™ and Analogy® Series. Sage™ line, originally designed to serve students in college, university, and other adult education settings - and on high school campuses - now offers a 13” and a 15” 4-leg chair and a corresponding pair of cantilever chairs for younger or smaller students; there is also a selection of Sage rockers and floor rockers for K-12 applications and several tablet arm units. Selected adult-height Sage models can be ordered with a padded, upholstered seat. The Analogy seating line includes fixed-height 4-leg chairs, mobile task chairs and lab stools, cantilever chairs; tablet armchairs with a fixed or articulating work surface and a compact footprint; steel-frame rockers, and floor rockers. Other Virco seating choices include the Metaphor® Series - an updated sequel to Virco's best-selling Classic Series™ furniture with improvements in comfort, ergonomics, stackability, and manufacturing efficiencies. The Sage Contract line is targeted for offices and reception areas, colleges, hospitality venues and other adult environments. Virco expanded the Sage Contract line with the addition of a mobile tablet-arm workstation that includes an integrated book rack to further penetrate the higher education market. Civitas™ chairs and stools are intended for food service, libraries, media centers, circulation areas, and related areas where people gather. Additional Virco seating alternatives include the Parison Series for business, dining, and higher education; 120, 121 and 122 Series stools; the N2 Series, which was designed as a comprehensive, ergonomic seating line that specifically caters to the budget conscious consumer. Classic Series™ stack chairs and Martest 21® hard plastic seating models are popular choices in schools across America. Along with this range of seating, Virco serves additional markets such as event venues and training spaces with a line of folding chairs and upholstered stack chairs, as well as additional plastic stack chairs and upholstered ergonomic chairs.

TABLES - Our broad collection of tables offer solutions for K-12 classrooms and multi-use areas across the entire campus as well as serving higher learning, event, training and administrative spaces. Our 4000 and 5000 Series Activity Tables provide a broad range of shapes, sizes, and heights ideal for collaborative learning. Virco’s TEXT® table collection for learning environments - designed by Peter Glass and Bob Mills- features heavy-gauge tubular steel and proven Virco construction for extended product life, and elliptical legs, swooping yokes and arched feet for exceptional elegance. Selected TEXT models can be equipped with a variety of technology support and storage accessories. TEXT Tilt-Top Height Adjustable Table further expand Virco’s reach into the seminar, training room, and higher education markets by enhancing the functionality and flexibility of the table while strengthening the Virco and TEXT brands. The Tetra™ Series is a versatile collection of tables and student desks suitable for various environments. From classrooms to open-office spaces, the Tetra is simple enough to serve as an everyday workstation but can be customized to suit the needs of a fast-paced media lab or seminar training room. Lunada® tables, combining Virco's popular Lunada bi-point bases with a selection of 20 top sizes, make great choices for seminar, conference, and related settings. Designed for Virco by Peter Glass, Plateau® tables bring exceptional versatility, sturdy construction, and great styling to working and learning environments. For durable, easy-to-use lightweight folding tables, Virco's Core-a-Gator® models are unsurpassed. When paired with attractive, durable Virco cafe tops, Lunada bases by Peter Glass provide eye-catching table solutions for hospitality settings. Civitas tops and bases provide excellent furniture solutions for casual spaces where people gather. Virco’s Makerspace tables are designed specifically for hands-on learning environments most commonly found in vocational classes, makerspace areas and STEM / STEAM centered education. Designed for modern learning environments, Virco Butcher Block Tables feature thick-profile legs and a durable, hard maple surface with an easy to clean finish. Virco also carries traditional folding tables and office tables, as well as the technology tables and mobile tables described below.

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

DESKS/CHAIR DESKS - From the ergonomic and collaborative-learning strengths of our best-selling ZUMA® student desks to the continuing popularity of our traditional Classic Series™ chair desks and combo units, Virco's wide-ranging furniture models can be found in thousands of America's schools. To expand on the popularity of the 785 Student Desk, Virco added a Collaborative Top work surface as an option on all 785 desk models, which facilitates convenient grouping of desks for break-out sessions and classroom collaboration. The Sage Contract Series now includes an optional book rack, which combined with the tablet arm and caster options, creates a complete mobile workstation for a variety of environments. The Molecule is a student desk with a unique shaped collaborative work surface that can be used by a single student or grouped together with multiple Molecules to create various arrangements and group settings. Related products include an array of tablet arm units, Agile Combo models and Analogy™ Series combo chair desks. Selected models are available with durable, colorfast Martest 21® or Fortified Recycled Wood™ hard plastic components. Many of our student desks offer stand-up and adjustable height options to accommodate flexible classroom set-ups. For teachers, principals, and district administrators - and for business environments - Virco offers an extensive range of Parameter® desks, returns and credenzas designed by Peter Glass and Bob Mills. Textameter™ mobile workstations provide additional furniture choices for educators. Designed with teachers in mind, the Topaz Series Teacher Desks combine sleek design with intelligent functionality to support modern learning environments. The Topaz Series Teacher Desk is the anchor of the collection and is offered with single or double-pedestals and features generous storage as well as integrated wire management to conveniently keep wires out of the way for a clutter-free workspace. A multifunctional smart drawer provides lockable storage, built-in power and USB ports for worry-free charging of digital devices. The unique tip-out drawer allows teachers to easily access mobile phones – all while being able to keep devices plugged in. With a seamless nesting design, the Accessory Table is a versatile companion to the Teacher Desk. It creates additional workspace for grading work or easily transforms the space for one-on-one collaboration with students. Designed for multiple teaching styles, the Topaz Series Sit-to-Stand Workstations feature an easy-to-use pneumatic height adjustment and enables easy transition from seated, focused work to standing classroom instruction and everything else in between.

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

STORAGE & STORAGE EQUIPMENT - For moving selected Virco chairs and folding tables, the Company carries a wide range of handling and storage equipment. For our convention center, arena, and auditorium customers, Virco also manufactures stackable storage trucks that work with Virco upholstered stack chairs, folding chairs and folding tables. Additionally, Virco now offers both steel storage and wood storage shelving for a variety of uses and applications.

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

To provide a comprehensive product offering for the education market, the Company supplements Virco-manufactured products with items purchased for re-sale, including wood and steel office furniture, early learning products for pre-school and kindergarten classrooms, science laboratory furniture, and library tables, chairs and equipment. None of the products from vendor partners accounted for more than 10% of consolidated net sales in fiscal 2026 or 2025.

To complement Virco's extensive selection of furniture and equipment, we offer customers a variety of valuable services in connection with the purchase of Virco products; revenues from these service levels are included in the purchase price of the furniture items. The Company has a staff of interior designers to assist in designing engaging school environments, CAD layouts, our proprietary PlanSCAPE® software prepares detailed quotations and product specification along with detailed room-by-room installation plans, and project management for the delivery and set up of all capital acquisitions that fall under the FF&E line item of new school budget. Approximately 60% of the Company’s revenues in fiscal 2026 included this level of service and support. In addition to giving customers the option of purchasing Virco products utilizing our full-service offering, Virco provides two additional levels of delivery service. When customers choose Standard Delivery - also known as tailgate delivery - the delivery driver is responsible for moving the customer's goods to the tailgate of the truck only; therefore, the customer must have personnel on hand to unload the truck. Virco also offers Inside Delivery (to an inside location). The Company will sell furniture to dealers, distributors, and other resellers on FOB factory terms where the reseller provides service to the customer.

Customers

In the United States there are approximately 55 million students along with approximately 8 million teachers and support staff that can utilize Virco’s product offering. Virco's major customers include public and private educational institutions, charter schools, convention centers and arenas, hospitality providers, government facilities, and places of worship. No customer exceeded 10% of the Company’s net sales for fiscal years ended January 31, 2026 and 2025.

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

The price of these commodities, particularly steel and plastic, can be volatile. Historically the Company has experienced years where the price of steel, plastic, and wood have spiked significantly, often because of global demand or tariffs on international supply but also in response to domestic supply interruptions. Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility may also increase transportation and logistics costs. The Company is uncertain as to the impact this conflict might have on its cost of goods sold and margins.

Beginning in 2025, the United States implemented and proposed significant changes to trade policies, including broad-based tariffs on imports from certain countries and product categories. These actions included tariffs on imports from Canada, Mexico, and China, as well as higher tariffs on steel, aluminum, and certain manufactured goods, including furniture. As a result, U.S. tariff rates increased to their highest levels in decades. Tariffs have also been used as a policy tool in trade negotiations and in connection with broader geopolitical objectives. These tariffs are expected to increase the cost of imported components and materials during fiscal 2027. Although the Company increased product prices in fiscal 2026 and 2027 to offset higher costs, it may not be able to fully pass through increases in raw materials, transportation, and energy, including steel and plastics.

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

Seasonality

Historically, Virco ships approximately 50% of its annual revenue in the months of June, July, and August. The company shipped approximately 49% and 47% of annual sales in June, July, and August during fiscal 2026 and 2025, respectively. Shipments of furniture during peak weeks in July and August can be six times greater than in the seasonally slow winter months. Virco's substantial warehouse space allows the Company to build adequate inventories to service this narrow delivery window for the education market.

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

Other Matters

Competition

Virco has numerous competitors in each of its markets. In the educational furniture market, Virco manufactures furniture and sells direct to educational customers. Competitors typically fall into two categories (1) furniture manufacturers that sell to dealers, which re-sell furniture to the end user, and (2) dealers that purchase product from these manufacturers and re-sell to educational customers. The manufacturers that Virco competes with include Artcobell, KI Inc., Steelcase (owned by Hon), Smith System (owned by Steelcase), V/S America, Scholarcraft, Academia, Alumni, Columbia, Moore Co., Paragon, SICO, Learniture (owned by School Outfitters) and Hon ("HNI"). Our competitors that purchase and re-sell furniture include School Outfitters, School Specialty ("SCHS"), MeTEOR (formerly Contrax), MiEN, Kay-Twelve, and Hertz. There are numerous catalogers, internet resellers, and smaller local education furniture dealers that sell into local markets. Competitors in contract and hospitality furniture vary depending upon the specific product line or sales market, and include Falcon Products, National Public Seating, MTS and Mity Enterprises, Inc.

The educational furniture market is characterized by price competition, as many sales occur on a bid basis. Management compensates for this market characteristic through a combination of methods that include emphasizing the value of Virco's products and product assortment, the convenience of one-stop shopping for “Equipment for Educators™”, the value of Virco's project management capabilities, the value of Virco's distribution and delivery capabilities, the value of Virco's customer support capabilities, and other intangibles. In addition, management believes that the streamlining of costs assists the Company in compensating for this market characteristic by allowing Virco to offer a higher value product at a lower price. For example, as discussed above, Virco has decreased distribution costs by avoiding re-sellers, and management believes that the Company's large direct sales force, and the Company's sizable manufacturing and warehousing capabilities facilitate these efforts. Although management prefers to compete on the value of Virco products and services, when market conditions warrant, the Company will compete based on direct prices and may reduce its prices to build or maintain its market share.

Backlog

Sales order backlog at January 31, 2026 totaled approximately $43.7 million. Sales order backlog at January 31, 2025, totaled approximately $49.2 million. Substantially all of the 2025 backlog shipped in 2026. Substantially all of the current backlog is expected to ship during the fiscal year ending January 31, 2027.

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

To distinguish genuine Virco products from competitors' products, Virco has obtained the rights to certain trademarks and trade names for its products and engages in advertising and sales campaigns to promote its brands and to identify genuine Virco products. While Virco's trademarks and trade names play an important role in its success, Virco's business as a whole is not believed to be materially dependent on any one trademark or trade name, except perhaps “Virco,” which the Company has protected and enhanced as an emblem of quality educational furniture for over 76 years.

Virco has no franchises or concessions that are considered to be of material importance to the conduct of its business and has not appraised or established a value for its patents or trademarks.

Human Capital Resources

As of January 31, 2026, Virco and its subsidiaries employed 731 full-time employees across our facilities. Of this number, 551 are involved in manufacturing and distribution, 118 in sales and marketing and 62 in administration. None of our employees are unionized or represented by collective bargaining agreements. The Company also utilizes temporary workers as necessary to meet seasonal production, warehousing or distribution requirements that cannot be filled by its full-time workforce. In a typical year, the Company employs a range of 200 - 300 temporary workers during the months of May through August with smaller numbers immediately preceding and following these months.

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

During fiscal 2026, Virco derived approximately 4.2% of its revenues from customers located outside of the continental United States (primarily Puerto Rico and Canada).

During fiscal 2025, Virco derived approximately 12.3% of its revenues from customers located outside of the continental United States (primarily Puerto Rico and Canada).

The Company determines sales to these markets based upon the customers' principal place of business.

During fiscal 2026 and 2025, the Company did not have any long-lived assets outside of the United States.

Executive Officers of the Registrant

As of April 1, 2026, the executive officers of the Company, who are elected by and serve at the discretion of the Company’s Board of Directors, were as follows:

Name	Office	Age at January 31, 2026	Has Held Office Since
Robert A. Virtue (1)	Chairman of the Board and Chief Executive Officer	93	1990
Douglas A. Virtue (2)	President	67	2014
J. Scott Bell (3)	Senior Vice President – Chief Operating Officer	69	2004
Patricia Quinones (4)	Senior Vice President – Chief Administrative Officer	62	2004
Bassey Yau (5)	Senior Vice President of Finance, Chief Financial Officer, Secretary and Treasurer.	67	2004

 ________________________

(1)	Appointed Chairman in 1990; has been employed by the Company for 69 years and served as the President from 1982 until 2014 and Chief Executive Officer since 1988.
(2)	Appointed President in 2014; has been employed by the Company for 40 years and has served in Production Control, as Contract Administrator, as Manager of Marketing Services, as General Manager of the Torrance Division, as Corporate Executive Vice President and currently as President.
(3)	Appointed in 2004; has been employed by the Company for 36 years and has served in a variety of manufacturing, safety, and environmental positions, Vice President - General Manager, Conway Division, and currently as Chief Operating Officer.
(4)	Appointed in 2004; has been employed by the Company for 33 years in a variety customer and marketing service positions, Vice President of Logistics, Marketing Services and Information Technology and currently as Chief Administrative Officer.
(5)	Appointed in 2004; has been employed by the Company for 28 years and previously served as the Corporate Controller, and currently as Senior Vice President of Finance, Chief Financial Officer and Secretary and Treasurer.

As previously announced, Robert Dose retired from the Company as of April 30, 2025 and Bassey Yau was appointed to succeed Mr. Dose as Chief Financial Officer, Treasurer and Secretary.

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

Our sales are significantly impacted by the level of education funding primarily in North America, which in turn is a function of the general economic environment. In a weak economy, state and local tax revenues for many of our customers are flat or decline, restricting funding for K-12 education spending, which typically leads to a decrease in demand for school furniture. Sustained declines in the per-student funding levels provided for in state and local budgets in the future could have a materially adverse impact on our business, financial condition, and results of operations as they have in the past.

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

We require substantial amounts of raw materials and components to manufacture our products, which we purchase from a global network of third-party suppliers. Materials comprised our single largest total cost. Contracts with most of our suppliers are short-term. These suppliers may not continue to provide raw materials and components to us at attractive prices, or at all, and we may not be able to obtain the raw materials we need in the future from these or other providers on the scale and within the time frames we require. In a deteriorating economic environment, including the economic disruption caused by the pandemic, tariffs, and global supply chain disruptions, many of the Company's suppliers may experience difficulty obtaining financing and may go out of business. The Company may have difficulty replacing these suppliers, especially if the supplier fails as the Company is entering the seasonal summer shipping season. Moreover, we do not carry significant inventories of raw materials, components or finished goods that could mitigate an interruption or delay in the availability of raw materials and components. In addition, because we purchase components from international sources, primarily China, we are subject to tariffs, fluctuations in currency exchange rates as well as the impact of natural disasters, war and other factors that may disrupt the transportation systems, ports, or shipping lines used by our suppliers, and other uncontrollable factors such as changes in foreign regulation or economic conditions. In fiscal 2026 and 2025, the cost of commodities was relatively stable.

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

Approximately 80% of our sales are FOB destination and include freight from Virco’s facilities to the customer location. Virco depends upon third-party carriers for more than 90% of customer deliveries. Increased regulation and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of transportation services. Further, there may be a lack of available trained and licensed drivers, which may reduce the availability of transportation services. Inability to obtain adequate third-party freight on a timely basis during the summer delivery season can adversely affect the cost to deliver products to customers and the level of customer service, which can in turn adversely impact future sales.

The Company imports component parts from international sources (primarily China). The cost of ocean freight was relatively stable in 2026 and 2025. Ongoing disruptions in the cost or availability of ocean freight or disruptions in port operations, may adversely impact the Company’s ability to obtain adequate component parts on a cost-effective basis to support sales, particularly in the busy summer season, which could have an adverse effect on our sales and profitability. There can be no assurance that our suppliers in China will not experience material disruptions in the future.

The majority of our sales are priced through one contract, under which we are the exclusive supplier of classroom furniture.

We utilize a nationwide contract/price list for the pricing of a significant portion of our sales. This contract/price list allows schools and school districts to purchase furniture without bidding and is sponsored by a nationwide purchasing organization that does not purchase products from the Company. By providing a public bid specification and authorization service to publicly funded agencies, the organization's contract/price list enables such agencies to make authorized expenditures of taxpayer funds. For all sales under this contract/price list, Virco has a direct selling relationship with the purchaser, whether it is a school, a district, or another publicly funded agency. In addition, Virco can ship directly to the purchaser; perform delivery services at the purchaser's location; and finally bill directly to, and collect from, the purchaser. Although Virco sells direct to hundreds of individual schools and school districts, these schools and school districts can purchase our products and services under several bids and contracts available to them. Approximately 65% of Virco's sales in 2026 and 59% of Virco's sales in fiscal 2025 were priced under this nationwide contract/price list. In November 2017, the Company was awarded a five-year contract extending through December 2022 along with two two-year extensions through December 31, 2026. If Virco were to lose its exclusive supplier status under this contract/price list, and other manufacturers were allowed to sell under this contract/price list, it could cause Virco's sales, or growth in sales, to decline.

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

Rising health care costs could adversely affect the Company’s business and financial results.

Health care costs have increased significantly over time and may continue to rise, resulting in higher employee benefit expenses for the Company. Increases in the cost of providing health care and related benefits to employees could increase operating expenses and adversely affect the Company’s business, financial condition, and results of operations.

Natural disasters, public health crises, and other catastrophic or force majeure events could disrupt the Company’s production, supply chains, and broader economic conditions, adversely affecting its results of operations.

Natural disasters, global pandemics or epidemics, force majeure events, and other catastrophic events — including severe weather, military actions, terrorist attacks, power outages, floods, and fires — could disrupt the Company’s operations and impair its ability to manufacture or deliver products. Certain of the Company’s production facilities are located in regions susceptible to severe weather and other natural hazards, which could adversely affect the Company’s business, financial condition, and results of operations.

Any temporary or permanent interruption in the Company’s ability to produce or deliver products could reduce revenues and materially adversely affect the Company’s business. In addition, disruptions to the Company’s information technology systems, whether caused by catastrophic events or other factors, could impair the Company’s ability to receive and process customer orders, procure raw materials, and manufacture and ship products. Such disruptions could harm customer relationships, result in lost sales, and negatively impact future demand for the Company’s products.

Our recent revenue growth may not be sustainable.

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

Fluctuations in the price, availability and quality of the commodities, raw materials and components used in manufacturing our products could have an adverse effect on our costs of sales, profitability and our ability to meet customers' demand. The price of commodities, raw materials and components, including steel and plastics, our largest raw material categories, have been volatile in prior years, and the cost, quality and availability of such commodities have been significantly affected in recent years by, among other things, changes in global supply and demand, changes in laws and regulations (including tariffs and duties), changes in exchange rates and worldwide price levels, natural disasters, public health issues, labor disputes, terrorism and political unrest or instability. These factors could lead to further price increases or supply chain interruptions in the future. As discussed above, in the short term, rapid changes in raw material costs can be very difficult for us to offset with price increases because, in the case of many of our contracts, we have committed to selling prices for goods and services for periods of one year, and occasionally longer. Our profit margins could be adversely affected if commodity, raw material, and component costs remain high or escalate further, and we are unable to pass along a portion of the higher costs to our customers.

Beginning in 2025, the United States implemented and proposed significant changes to trade policies, including broad-based tariffs on imports from certain countries and product categories under the International Emergency Economic Powers Act ("IEEPA"). These actions included tariffs on imports from Canada, Mexico, and China, as well as higher tariffs on steel, aluminum, and certain manufactured goods, including furniture. As a result, U.S. tariff rates increased to their highest levels in decades. Tariffs have also been used as a policy tool in trade negotiations and in connection with broader geopolitical objectives. These tariffs are expected to increase the cost of imported components and materials during fiscal 2027. Although the Company increased product prices in fiscal 2026 and 2027 to offset higher costs, it may not be able to fully pass through increases in raw materials, transportation, and energy, including steel and plastics.

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court's decision, the U.S. implemented a 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026, for a period of 150 days. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and asses their potential impact on our business, financial condition and results of operations.

We are affected by the cost of petroleum-based products and increases in petroleum prices could reduce our margins and profits.

The profitability of our operations is sensitive to the cost of fuel, which materially affects our transportation costs, the costs of petroleum-based materials (like plastics) and the costs of energy (including electricity and natural gas) used in operating our manufacturing facilities. Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility may also increase transportation and logistics costs. Petroleum prices have fluctuated significantly in recent years and could rise from current levels. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events in petroleum-producing regions, as well as hurricanes and other weather-related events may cause petroleum prices to increase. If such prices increase, our transportation costs may be adversely affected in the form of increased operation costs for our fleet and surcharges on freight paid to third-party carriers. If our transportation costs increase or, the price of petroleum-based products and cost of operating our manufacturing facilities increase and we are unable to pass a material portion of these increased costs to our customers, our gross margins and profitability would be adversely affected.

Evolving trade policies that increase tariffs may have a material adverse effect on the Company’s business and results of operations.

The occurrence of an international trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for products, costs, customers, suppliers, and the United States economy generally, which could have a material adverse effect on the Company’s business, operating results, and financial condition. Since early 2025, there have been significant changes and proposed changes to U.S. trade policies, including new tariffs on foreign imported goods. These tariffs are likely to result in increased prices for imported components and materials supplied locally. The Company cannot predict the extent to which the United States or other countries will impose quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of products in the future, nor can the Company predict their impact on the business. The Company may be challenged in effectively increasing the prices of its products to offset these factors, and its business and results of operations may be adversely affected. The tariffs that have been announced and the potential escalation thereof, including reciprocal tariffs, could adversely affect the ability of the Company to sell products into foreign markets, including Canada, and could adversely affect profitability.

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

Our past and present ownership and operation of manufacturing plants are subject to extensive and changing federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. As a result, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and could become subject to fines or penalties related thereto. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures by us, some of which may be material. If new environmental laws and regulations are introduced and enforced domestically, but not implemented or enforced internationally, we will operate at a competitive disadvantage compared to competitors who source product primarily from international sources. In addition, in the past we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) for remediation costs associated with waste disposal sites previously used by us. In general, CERCLA can impose liability for costs to investigate and remediate contamination without regard to fault or the legality of disposal, and under certain circumstances, liability may be joint and several, resulting in one party being held responsible for the entire obligation. Liability may also include damages for harm to natural resources. We may also be subject to claims for personal injury or contribution relating to CERCLA sites. We reserve amounts for such matters when expenditures are probable and reasonably estimable.

The Company is subject to environmental laws and regulations affecting both our manufacturing activities and consumer product regulation. The Company sells products that are subject to the Consumer Product Safety Improvement Act of 2008 and the California Air Resources Board rule and Toxic Control Substances Act rule, concerning formaldehyde emissions from composite wood products.

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

Certain shares of the Company's common stock received by the holders thereof as gifts from Julian A. Virtue, including shares received in subsequent stock dividends, are subject to an agreement that restricts the sale or transfer of those shares. Because of share ownership and representation on the board and in management, the parties to the agreement have significant influence over affairs and actions of the Company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. In addition, these transfer restrictions and concentration of ownership could have the effect of impeding an acquisition of the Company.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving the Company that our stockholders may consider favorable. For example, our certificate of incorporation currently provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of the Company that is not favored by our board of directors. In addition, provisions in our certificate of incorporation require the affirmative vote of the holders of at least 75% of our outstanding shares for any business combination with a shareholder who beneficially holds, directly or indirectly, 5% or more of our outstanding stock, except where such transaction is approved by the Board of Directors of the Company prior to the acquisition of the 5% ownership position.

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

Failures, disruptions, or security incidents affecting the Company’s information technology systems could adversely affect operations, harm its reputation, and expose it to legal liability.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology systems. These systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts, and natural disasters. Some of these systems are dependent on services provided by third parties. Moreover, despite network security and backup measures, some of our computer servers and those of our vendors are potentially vulnerable to physical or electronic break-ins, including cyberattacks, ransomware attacks, computer viruses and similar disruptive problems. Insider or employee cyber and security threats are also of concern and are considered by the Company. These events could lead to the unauthorized access, disclosure and use of non-public information and disruption of our accounting, sales and purchasing systems and overall operations. Cybersecurity incidents or other unauthorized access to systems may result in disruption to our operations, corruption or theft of critical data, confidential information, or intellectual property. As reliance on technology continues to grow and more business activities have shifted online, the risk associated with cybersecurity incidents has grown. The techniques used by criminal elements to attack computer systems are increasing in frequency, sophistication, and unpredictability, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures.

The Company has put in place security measures and disaster recovery plans to protect its critical systems from cyber-based attacks. These measures are designed to protect the data of the Company and its customers and to prevent data loss and other security incidents. While we and our third-party vendors have implemented measures to prevent, detect and/or mitigate the risk of unauthorized access to technology systems or platforms, there can be no assurance that these measures will be effective.

If any of our computer systems are compromised, our business could be interrupted and we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets, the occurrence of which could harm our business. In addition, any cybersecurity or data breach involving confidential information of our business or our customers could result in negative publicity, damage to our reputation, loss of revenues, disruption of our business, litigation, and regulatory actions. Additional capital investments or expenditures may also be required to remediate any problems, infringements, misappropriations, or other third-party claims.

The adoption of artificial intelligence (“AI”) in educational environments may alter learning patterns and purchasing needs, which could reduce order volume and adversely affect the Company’s business and financial results.

As organizations evaluate and deploy artificial intelligence technologies, customers may begin to change or adapt educational needs and their approach to educational design and FF&E procurement. The impact of AI in our industry is unknown, and there can be no assurance that AI will benefit our business or profitability. Further, our competitors may develop AI technologies to improve procurement processes and potentially improve order fulfillment accuracy, lead times for developing quotes, and coordination with partners. The Company's business may be adversely affected if it is unable to utilize AI to increase efficiency and reduce costs.

Any failure by us to comply with a variety of privacy and consumer protection laws may harm us.

Any failure by us or our vendor or other business partners to comply with privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security, and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. The California Consumer Privacy Act took effect on January 1, 2020, and imposes certain legal obligations on our use and processing of personal information related to California residents, including certain personal information regarding our California employees. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which further expands the California Consumer Privacy Act with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Aspects of these new laws and their interpretation and enforcement remain uncertain, and their potential effects are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in order to comply. These new laws may also lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our business is substantially dependent upon our computer systems, devices and networks to collect, process and store the data necessary to conduct most aspects of our business. We have developed and maintained a cybersecurity program, which includes people, processes, and technology aimed at defending our computer systems, devices and networks against increasingly sophisticated threats. Cybersecurity risk management is an integral part of our enterprise risk management program. Our cybersecurity risk management program is designed to align with industry best practices and is fundamentally based on the framework established by the National Institute of Standards and Technology (“NIST”) for handling cybersecurity threats and incidents, including threats and incidents associated with the use of applications and services provided by third parties. The NIST framework facilitates coordination across different departments of the Company and includes steps for assessing the severity of a cybersecurity threat, identifying the source of a threat, including whether the threat is associated with a third-party service provider, implementing countermeasures and mitigation strategies, and informing management and the Board of Directors of material cybersecurity threats, incidents, and impact.

Our cybersecurity team is under the direction of the Chief Operations Officer ("COO") and VP of Technology and Information Security ("VPTIS"), who are responsible for assessing, deploying, and managing the cybersecurity risk management program. Recognizing the complexity and evolving nature of cybersecurity threats, the cybersecurity team engages with a range of independent third-party experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. Our collaboration with these independent third parties includes regular threat assessments, such as penetration tests and table-top exercises, and consultation on security enhancements. In addition, the cybersecurity team provides training to applicable members and ongoing cybersecurity education. The Company also maintains cyber risk insurance to help cover costs associated with data breaches and cyberattacks. We evaluate and assess the capabilities of third-party service providers depending on the products and services provided and the potential for data exchange and technology risk. We also receive and review independent assessments of security threats from our major service providers.

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

•Access controls – we leverage several security capabilities to attempt to enforce access, authorization and authentication to relevant systems, technology, and controls. A least privilege methodology is applied for localized client workstations, servers, and applications. Security capabilities for access control include physical, administrative, and technical controls that combine to provide a defense-in-depth approach designed to protect our cyber assets from unauthorized use.

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

The cybersecurity team, under the direction of the COO and VPTIS, are responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential risk exposures are monitored, implementing appropriate mitigation measures and maintaining cybersecurity programs. The COO, VPTIS and cybersecurity team members are experienced information security professionals, many of whom hold professional certifications and many years of experience in the field.

The COO and VPTIS receive periodic reports from the cybersecurity team and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Appropriate procedures for communication to the Executive Team are also built into the incident response plan.

The COO and VPTIS provide regular updates to the Executive Team and the full Board of Directors on the Company’s cybersecurity risk management program, material cybersecurity risks, and mitigation strategies. Management provides the Executive Team with cybersecurity reports that cover, among other topics, third-party assessments of the Company’s cybersecurity risk management program, developments in cybersecurity, and updates to the Company’s cybersecurity risk management program and mitigation strategies.

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

Conway, Arkansas

The Company owns 100 acres of land in Conway, Arkansas, containing 1.2 million sq. ft. of manufacturing, warehousing and office space. This facility - which is equipped with high-density storage systems, features 70 dock doors dedicated to outbound freight, and has substantial yard capacity to store and stage trailers - has enabled the Company to consolidate the warehousing function and implement the Assemble-to-Ship inventory stocking program. Management believes that this facility supports Virco's ability to handle increased sales during the peak delivery season and enhances the efficiency with which orders are filled. This facility and the underlying real estate, along with the rest of the Company’s assets, secure the Company’s obligations under its credit facility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The NASDAQ Global Market is the principal market in which Virco Mfg. Corporation common stock (trading symbol VIRC) is traded. As of March 16, 2026, there were approximately 120 registered stockholders of record of the common stock according to the Company's transfer agent records. The number of record holders does not include persons who hold such shares in nominee or “street name” accounts through brokers.

Dividend Policy

The Company declared a quarterly cash dividend of $0.025 per share during each fiscal quarter of fiscal 2026. While the Company currently intends to declare and pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare or pay dividends in future periods (see Note 3 to the consolidated financial statements included in Item 8).

Stock Repurchases

On December 5, 2023, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock, and on January 17, 2025, the Board authorized the repurchase of an additional amount of up to $10.0 million of the Company's common stock. During the fiscal year ended January 31, 2025, the Company spent approximately $3.8 million to repurchase an aggregate of 342,026 shares of common stock. During the fiscal year ended January 31, 2026, the Company spent approximately $4.0 million to repurchase an aggregate of 348,944 shares of common stock. As of January 31, 2026, $7.2 million remained available for repurchase pursuant to the board authorizations, which are subject at any time to amounts permitted under our Credit Agreement with PNC Bank (see Note 3 to the consolidated financial statements in Item 8).

The repurchase program does not obligate the Company to acquire a minimum amount of shares. Under the repurchase program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The repurchase program has no time limit and may be suspended or discontinued at any time. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $8.0 million under our Credit Agreement with PNC Bank (see Note 3 to our consolidated financial statements in Item 8).

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

On December 5, 2025, the Company entered into Amendment No. 7 to the Credit Agreement with PNC. Amendment No. 7 modified the stock repurchase window (originally from February 1, 2025 to January 31, 2026) such that the window is now from November 1, 2024 to October 31, 2025 for the $7.5 million of permitted share repurchases that are excluded from a) the FCCR testing, b) the Payment Conditions governing stock repurchases, and c) the trailing twelve months ("TTM") $8.0 million aggregate limit on stock repurchases and dividends. All payments for share repurchases and distributions to equity holders outside of this window are to be included in the FCCR testing and the $8.0 million aggregate limit on stock repurchases and dividends for each fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fourth quarter of the fiscal year ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (a)

November 2025	—	—	—	$7,190,210
December 2025	—	—	—	$7,190,210
January 2026	—	—	—	$7,190,210

(a) The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, including by entering into Rule 10b5-1 trading plans, and during an “open window” when the Company does not possess material non-public information. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program has no time limit. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is limited to an aggregate of $8.0 million under our Credit Agreement with PNC Bank, as further discussed above under “Note 3. Debt” to our consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 31, 2026, with respect to compensation plans under which our equity securities are authorized for issuance. There were no securities issued under equity compensation plans not approved by security holders.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans - excluding securities reflected in column
Plan category	(#)	($)	(#)

Equity compensation plans approved by security holders	—	$—	498,856 (1)

(1) Represents the number of shares available for issuance as of January 31, 2026 under the Company’s 2019 Omnibus Equity Stock Incentive Plan.

Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview of Operating Results

Virco Mfg. Corporation is the nation’s largest domestic manufacturer and distributor of Furniture, Fixtures, and Equipment ("FF&E") for the education (K-12) market. The Company’s operating model and unique market differs in several ways from the traditional furniture industry model. The furniture industry is traditionally structured around furniture manufacturers that sell to end customers through dealership networks. These dealership networks can be aligned with one manufacturer or open to multiple manufacturers. Virco is one of the few domestic manufacturers of school furniture that call on and sell direct to school customers, with approximately 75% to 85% of sales being direct to customers.

The markets that Virco serves include the education market (the Company's primary market), which is made up of public and private schools (preschool through 12th grade), junior and community colleges, four-year colleges and universities and trade, technical and vocational schools. Virco also serves convention centers and arenas; the hospitality industry, with respect to their banquet and meeting facilities; government facilities at the federal, state, county and municipal levels; and places of worship. In addition, the Company sells to wholesalers, distributors, retailers, catalog retailers, and internet retailers that serve these same markets. These institutions are frequently characterized by extreme seasonality and/or a bid-based purchasing function. The Company's business model, which is designed to support this strategy, is highly integrated. The Company markets and sells direct to the schools and provides project management and logistics. Approximately 80% of sales are delivered FOB destination.

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

In the prior fiscal year, the Company benefited from a large series of disaster recovery orders that were received at the end of fiscal 2024 and the first quarter of fiscal 2025. During fiscal 2025, the Company shipped and recognized revenue related to these orders of approximately $23.0 million. These shipments positively affected the Company’s traditional seasonal cycle, with positive impacts on production, overhead absorption, accounts receivable, collections, as well as lower borrowings to support that inventory. This project was substantially completed at the end of fiscal year 2025. The Company believes that the timing and related positive impacts of this project were non-recurring and that more typical seasonal and financial patterns are likely to return moving forward.

Following a downturn during the COVID pandemic, order rates recovered during fiscal 2022, 2023, and 2024. Initially, the Company had difficulty sourcing adequate new permanent and temporary workers. The Company remedied this by providing significant raises to its hourly work force, and for fiscal years 2023 - 2026 our ability to support the seasonal business model returned to pre-COVID capabilities, with the Company delivering 47% - 49% of annual revenue during June, July, and August.

Virco's product offering consists primarily of items manufactured by Virco, complemented with products sourced from other furniture manufacturers to fill any gaps in product manufactured by the Company. The Company has served the education industry for over 76 years and over this time developed products to address a variety of classroom management trends, from collaborative learning to individual and combination desks facilitating distancing and classroom control. The pandemic caused a noticeable change in the types of products requested by educators. In fiscal 2021, we experienced an increase in the demand for individual desks. In fiscal 2022, demand began to return to products supporting collaborative learning. This trend continued

through fiscal 2023, 2024, 2025 and 2026. Our product offerings are continually enhanced with an ongoing new product development program that incorporates internally developed products as well as product lines developed with accomplished designers. Finally, management continues to hone Virco's ability to forecast, finance, manufacture, warehouse, deliver and install furniture within the relatively narrow delivery window associated with the highly seasonal demand for education sales. The educational sales market is extremely seasonal. In fiscal 2025 and 2026, approximately 50% of the Company's total sales were delivered in June, July, and August. During periods of traditional seasonality, average weekly shipments during July and August can be as great as six times the level of average weekly shipments in the winter months. Virco's substantial warehouse space allows the Company to build and ship adequate inventories to service this narrow delivery window for the education market.

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

The Company’s operating results can be impacted significantly by cost and volatility of commodities, especially steel, plastic, wood, and energy. The majority of the Company's sales are generated under annual contracts in which the Company can raise the price of its products once every six months and only on future orders. If the costs of the Company's raw materials increase suddenly or unexpectedly, the Company cannot be certain that it will be able to implement immediate corresponding increases in its sales prices in order to offset such increased costs. The Company moderates this exposure by building significant quantities of finished goods and component parts during the first and second quarters. In fiscal 2023, the cost of commodities was volatile, but not as severe as experienced in 2022. Increased selling prices covered increases in commodity prices during fiscal 2023. In 2025 and 2026, the Company increased selling prices in anticipation of additional cost increases. The cost of materials in 2025 and 2026 were reasonably stable compared to the volatility in prior years – especially the years impacted by COVID.

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

Beginning in 2025, the United States implemented and proposed significant changes to trade policies, including broad-based tariffs on imports from certain countries and product categories under the International Emergency Economic Powers Act (“IEEPA”). These actions included tariffs on imports from Canada, Mexico, and China, as well as higher tariffs on steel, aluminum, and certain manufactured goods, including furniture. As a result, U.S. tariff rates increased to their highest levels in decades. Tariffs have also been used as a policy tool in trade negotiations and in connection with broader geopolitical objectives. These tariffs are expected to increase the cost of imported components and materials during fiscal 2027. Although the Company increased product prices in fiscal 2026 and 2027 to offset higher costs, it may not be able to fully pass through increases in raw materials, transportation, and energy, including steel and plastics.

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump, striking down certain tariffs previously imposed under the IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the Trump Administration implemented a 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026 for a period of 150 days. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition and results of operations.

Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility may also increase transportation and logistics costs. The Company is uncertain as to the impact this conflict might have on its cost of goods sold and margins.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law before the close of the second quarter, the impacts are included in the Company's operating results for fiscal 2026. Among other provisions, the OBBB repealed the capitalization of domestic research and development expenditures, extended bonus depreciation on fixed assets, and reduced the deduction rate on foreign-derived deduction eligible income and income from non-U.S. subsidiaries. These provisions did not have a material impact on the Company's effective tax rate and deferred tax assets in fiscal year ended January 31, 2026 and are not expected to have a material impact on future periods.

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

Critical Accounting Policies and Estimates

This discussion and analysis of Virco's financial condition and results of operations is based upon the Company's consolidated financial statements (“financial statements”), which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Virco management to make estimates and judgments that affect the Company's reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain of these estimates are considered critical accounting estimates (slow-moving and obsolete inventories). On an ongoing basis, management evaluates estimates, including those related to valuation of inventory and related slow-moving and obsolete inventories, self-insured retention for workers' compensation insurance and estimates related to deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1A. Risk Factors”, and elsewhere in this Annual Report on Form 10-K. Virco's critical accounting policies and estimates are as follows:

Slow-Moving and Obsolete Inventories: Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out (“FIFO”) basis and include material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

While we believe that adequate adjustments for inventory obsolescence have been made in the consolidated financial statements, our obsolescence adjustments calculations contain estimates that require management to make assumptions based on several factors, including market conditions, the selling environment, historical results, supply-chain environment, current inventory trends and customer behavior. There have been no changes to our policies for establishing adjustments throughout the year, and we do not expect significant changes to our historical obsolescence levels. A 10% increase in our year-end inventory adjustments would decrease our net income by approximately $400,000, on an after-tax basis. The net income would increase by similar amounts if the inventory adjustments were to decrease by a comparable percentage. As of January 31, 2026 and January 31, 2025, our inventory obsolescence adjustments were $5.0 million and $5.6 million, respectively, representing 8.1% and 9.1%, respectively, of our inventories on a FIFO basis.

Self-Insured Retention: For fiscal 2026 and 2025, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers' compensation losses up to $250,000 per occurrence, and auto and general liability losses up to $50,000 per occurrence. The Company obtains quarterly or semi-annual actuarial valuations for the self-insured retentions. Product liability, workers' compensation, and auto reserves for known and unknown incurred but not reported (“IBNR”) losses are recorded at the net present value of the estimated losses using a risk-free discount rate of 4.0% for fiscal 2026 and fiscal 2025. Given the relatively short term over which the known losses and IBNR losses are discounted, the sensitivity to the discount rate is not significant. Estimated workers' compensation and auto losses (including IBNR) were funded during the insurance year and subject to retroactive loss adjustments. The Company's exposure to self-insured retentions varies depending upon the market conditions in the insurance industry and the availability of cost-effective insurance coverage. Self-insured retentions for fiscal 2027 will be comparable to the retention levels for fiscal 2026.

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

At January 31, 2026, the Company recorded a partial valuation allowance of $231,000 on certain state net operating losses ("NOLs") to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2026, was a decrease of $5,000. At January 31, 2026, the Company has no NOLs for U.S. federal tax purposes and $8.2 million for state income tax purposes, expiring at various dates through January 31, 2045.

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

Results of Operations (fiscal 2026 vs. 2025)

Financial Highlights

The Company earned a pre-tax profit of $3.5 million on net sales of $199.7 million for fiscal 2026, compared to pre-tax profit of $28.4 million on net sales of $266.2 million in fiscal 2025. Net income per diluted share was $0.16 for fiscal 2026, compared to $1.32 per diluted share in the prior year. Cash flow used in operations was $0.8 million in fiscal 2026, compared to cash provided by operations of $33.1 million in fiscal 2025.

Net Sales

Virco's net sales decreased by 25.0% in fiscal 2026 to $199.7 million compared to $266.2 million in fiscal 2025. In fiscal 2025 the Company benefited from a large series of one-time, disaster recovery counter-seasonal shipments that resulted in approximately $23.0 million of additional shipments. These deliveries positively affected the Company's traditional cycle in the prior year, with positive impacts on production, overhead absorption, accounts receivable, collections, and reductions in inventory, as well as lower borrowings to support that inventory. Excluding this non-recurring event, net sales for fiscal 2026 decreased approximately 18%, driven by the current dynamic macroeconomic environment and uncertainty surrounding the government's budget and spending levels, which adversely affected the demand for the Company's products.

The Company has effectively increased selling prices under its largest contracts to recover volatile commodity, energy, freight, and labor costs incurred in recent years. The Company does not anticipate material margin growth as recent price increases have restored profitability. As we have gone through this economic cycle, the Company continues to focus on strategies to develop and strengthen its brand with emphasis on product quality, product selection, and service. We will continue to use our domestic factories to provide greater flexibility for custom specifications such as laminates, colors, and on-time delivery. The Company will continue to emphasize product value, design and variety; the strength of its distribution and delivery network; its classroom delivery and project management capabilities; and the importance of timely delivery during peak seasonal periods. To increase or maintain market share during fiscal 2027, when market conditions warrant, the Company may selectively compete based on direct prices. Estimates of sales volume for the next year may continue to be impacted by global events.

Cost of Sales

Cost of sales was 59.3% of net sales in fiscal 2026 and 56.9% of net sales in fiscal 2025. Gross margin in fiscal 2026 was 40.7% compared to 43.1% in the prior year. Gross margin declined in the current year primarily due to lower sales volume combined with a decline in production levels, partially offset by sales price increases and a slight reduction in manufacturing spending. The Company reduced production levels in order to maintain control over inventory levels.

The material portion of our costs as a percentage of sales was 31.8% of net sales in fiscal 2026 and 33.2% of net sales in fiscal 2025. This was the result of changes to product mix, as business shifted to a higher percentage of full service deliveries. Full service delivery orders are more service oriented and as such the associated expenses are recorded in Selling, General and Administrative instead of Cost of Sales.

During fiscal 2027, the Company anticipates continued uncertainty and volatility in commodity costs, particularly with respect to certain raw materials, transportation, energy, and tariffs due to potential macroeconomic events. The Company also anticipates continued and possibly increased supply chain disruptions from both domestic and international suppliers. Due in part to volatile transportation and energy costs, we may incur higher commodity costs in fiscal 2027. For more information, please see the section below entitled “Inflation and Future Change in Prices.”

Selling, General and Administrative and Other Expenses

Selling, general and administrative expenses ("SG&A") for fiscal 2026 decreased by $9.2 million to $77.6 million from $86.8 million. The decrease in SG&A was primarily due to lower variable selling expenses related to the overall decline in sales volume. SG&A expenses as a percentage of net sales were 38.9% compared to 32.6% last year. This was the result of changes to product mix, as business shifted to a higher percentage of full service deliveries. Full service delivery orders are more service oriented and as such the associated expenses are recorded in SG&A instead of cost of sales. Additionally, a certain portion of SG&A expense is fixed in nature and as such does not fluctuate with sales volume.

Pension expense decreased due to increased discount rates and higher expected return on plan assets. Discount rates decreased from approximately 5.6% in fiscal 2025 to a range of 3.9% - 5.4% in fiscal 2026. Expected return on plant assets increased from approximately 5.2% in fiscal 2025 to approximately 5.6% in fiscal 2026. Interest expense was $49,000 lower in fiscal 2026 compared to fiscal 2025 because of decreased levels of borrowing.

Provision for Income Taxes

Our effective tax rate was 25.8% for fiscal 2026, and is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets. The OBBB did not have a material impact on the Company's effective income tax rate for fiscal 2026, which the Company believes is representative of rates that will affect fiscal 2027.

Valuation allowances of $231,000 are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. At January 31, 2026, the Company has no operating loss carryforwards for U.S. federal, and $8.2 million for state income tax purposes, expiring at various dates through January 31, 2045.

Cash Flows

The following table summarizes cash flow information for the fiscal years ended January 31, 2026 and 2025:

	January 31,
	2026	2025
	(In thousands)

Net cash (used in) provided by operating activities	$(841)	$33,128
Net cash used in investing activities	(5,735)	(5,563)
Net cash used in financing activities	(5,854)	(5,984)
Net (decrease) increase in cash	$(12,430)	$21,581

Operating activities. Our cash flows from operating activities are primarily collections from the sale and distribution of furniture to our customers in the education market. Net cash (used in) provided by operations was $(0.8) million in fiscal 2026 and $33.1 million in fiscal 2025. The change in cash from operating activities was primarily attributable to the decrease in net income and the change in cash used in accounts payable and accrued liabilities.

Investing activities. Our net investments primarily consist of investments in our factories and technology to support our business activities. There were no material commitments for capital expenditures as of January 31, 2026.

Financing activities. Our financing activities primarily consist of payment of cash dividends and repurchases of Company stock.

Due to the seasonal nature of our business, the Company maintains a line of credit to support seasonal working capital needs and typically repays seasonal borrowings at the conclusion of the peak summer season. During fiscal 2026, the Company did not have any borrowings under the line of credit and used cash flows from operations to fund its operating and investing activities.

Inflation and Future Change in Prices

We commit to annual contracts that determine selling prices for goods and services for periods of six months and occasionally longer. Though the Company has negotiated flexibility under many of these contracts that may allow the Company to increase prices on future orders, the Company may not have the ability to raise prices on orders received prior to any announced price increase. Due to the seasonal nature of our business, the Company may receive significant orders during the first and second quarters for delivery in the second and third quarters. With respect to any of the contracts described above, if the costs of providing our products or services increase between the date the orders are received and the shipping date, we may not be able to implement corresponding increases in our sales prices for such products or services to offset the related increased costs. During fiscal 2026 and 2025 the cost of commodities was reasonably stable.

For fiscal 2027, the Company anticipates potential volatility in costs, particularly with respect to energy and transportation costs, as well as imported components from China, freight from China, certain raw materials including steel, and potential impacts of escalating labor costs. Anticipated adverse volatility for fiscal 2027 could be severe in light of global supply chain and economic sanctions, tariffs imposed or threatened on imported commodities and other disruptions affecting our suppliers. There is continued uncertainty with respect to steel and other raw material costs, including plastics, which are affected by the price of oil. Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility may also increase transportation and logistics costs, in the form of increased operation costs for our fleet, and surcharges on freight paid to third-party carriers. Virco depends upon third-party carriers for more than 90% of customer deliveries. Recent regulations and more stringent enforcement of federal regulations governing the transportation industry (especially regarding drivers) have adversely impacted the cost and availability of freight services. Virco expects to incur continued pressure on employee compensation and benefit costs. The Company has renewed health insurance contracts for its employees through December 2026, but costs after that date may be adversely impacted by current legislation, claim costs and industry consolidation.

To recover the cumulative impact of increased costs, the Company has increased published list prices for fiscal 2027. Due to current economic conditions, the Company anticipates increased price competition in fiscal 2027 and may not be able to raise prices further in response to increased commodity costs without risk of losing market share. As a portion of Virco's business is obtained through competitive bids, the Company is carefully considering material and transportation costs as part of the bidding process. The Company is working to control and reduce costs by improving production and distribution methodologies, investigating new packaging and shipping materials, and searching for new sources of purchased components and raw materials.

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

As part of Virco's efforts to address seasonality, financial performance, and quality without sacrificing service or market share, management has been refining the Company's assemble-to-ship ("ATS") operating model. ATS is Virco's version of mass-customization, which assembles standard, stocked components into customized configurations before shipment. The Company's ATS program reduces the total amount of inventory and working capital needed to support a given level of sales. It does this by increasing the inventory's versatility, delaying assembly until the last moment, and reducing the amount of warehouse space needed to store finished goods. In order to provide “one-stop shopping” for all FF&E needs, Virco purchases and re-sells certain finished goods from other furniture manufacturers. When practical, these furniture items are drop shipped from the Company's supplier. Where cost effective, the Company will bring the item into the Virco warehouse, and the third-party products will be shipped along with products manufactured by Virco. The Company did not carry material amounts of vendor inventory during the fiscal years ended January 31, 2026 and 2025.

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

Additionally, the Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations. In fiscal 2026, the Company spent $4.0 million to repurchase 348,944 shares of its common stock. As of January 31, 2026, $7.2 million was authorized and available for repurchase of shares by the Company.

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

The Restated Credit Agreement as currently in effect provides the Borrowers with a secured revolving line of credit (“Revolving Credit Facility”) subject to a borrowing base limitations and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $10.0 million from January through June of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and ATS inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Revolving Credit Facility is secured by substantially all of the Borrowers' personal property and certain of the Borrowers' real property. The scheduled maturity date of the Restated Credit Agreement is April 15, 2027, at which point the principal amount outstanding under the Restated Credit Agreement and any accrued and unpaid interest is due and payable, subject to certain prepayment penalties upon earlier termination. Prior to the maturity date, principal amounts outstanding under the Restated Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments, and certain other conditions.

The Revolving Credit Facility interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate ("SOFR"). The Company incurred a fee on the unused portion of the revolving line of credit at a rate of 0.25%. The Company did not have an outstanding amount under the Credit Agreement as of January 31, 2026. The interest rate at January 31, 2026 was 8.5%.

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

Pursuant to the Restated Credit Agreement, substantially all of the Borrowers' accounts receivable are automatically and promptly swept to repay amounts outstanding under the Revolving Credit Facility upon receipt by the Borrowers. Due to this automatic liquidating nature of the Revolving Credit Facility, if the Borrowers breach any covenant, violate any representation or warranty, or suffer a deterioration in their ability to borrow pursuant to the borrowing base calculation, the Borrowers may not have access to cash liquidity unless provided by PNC at its discretion. In addition, certain of the covenants and representations and warranties set forth in the Restated Credit Agreement contain limited or no materiality thresholds, and many of the representations and warranties must be true and correct in all material respects upon each borrowing, which the Borrowers expect to occur on an ongoing basis. Based on the Company’s current projections, raw material costs and its ability to introduce price increases, management believes it will maintain compliance with these financial covenants, although there are uncertainties there within, such as raw material costs and supply chain challenges.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $28.0 million was available for borrowing as of January 31, 2026 and 2025.

Long-Term Capital Requirements

In addition to short-term liquidity considerations, the Company continually evaluates long-term capital requirements.

Capital expenditures will continue to focus on automation, both in the factory and software applications, and new product development along with the tooling and new processes required to produce new products. The Company has identified several opportunities for capital expenditures during the next five years. The Company anticipates capital spending of approximately $5.0 million for fiscal 2027. Our Revolving Credit Facility with PNC Bank provides a $2.0 million line for equipment and covenants allow for anticipated capital expenditures for fiscal 2027.

Retirement Obligations

The Company provides retirement benefits to employees under two defined benefit retirement plans: the Employee Plan and the VIP Plan. The Employee Plan is a qualified retirement plan that is funded through a trust held at PNC Bank ("Trustee"). The other plan is non-qualified retirement plan. Benefits payable under the VIP Plan are secured by life insurance policies and marketable securities held in a rabbi trust. The Company obtains annual actuarial valuations for both retirement plans.

During the quarter ended October 31, 2025, the Company’s Board of Directors approved the termination of the VIP Plan, a supplemental retirement plan for certain key employees. The termination became effective on November 1, 2025. This decision was part of the Company's ongoing efforts to reduce benefit obligations and ongoing administrative costs. The termination is expected to be settled through lump sum distributions to participants funded by the liquidation of assets held in a rabbi trust, which are expected to occur during the fourth quarter of fiscal year 2027. Management anticipates these distributions will not materially impact the Company's current and long-term liquidity and that the termination will not materially impact the Company's consolidated financial statements.

Because the plans have been frozen since 2003, there is no service cost related to the plans. In the past, due to a large number of lump sum benefits paid to retired and terminated employees, the Company has incurred settlement costs for the Employee Plan. In an effort to de-risk the Employee Plan, the Company intends to continue to reach out to and offer lump sum benefits to terminated and retired employees, which may result in settlement costs in the future. With the increase in interest rates during recent years, the Company was able to purchase approximately $5.0 million of annuities in the third quarter ended October 31, 2023, resulting in a settlement charge in that quarter. In the future, the Company may purchase additional annuities from third parties to further de-risk the Plan. The Company incurred $26,000 in settlement costs in fiscal 2026 and did not incur settlement costs in fiscal 2025. It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006 and to minimize PBGC related expenses. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $357,000 and $623,000 in fiscal 2026 and 2025, respectively.

Contributions during fiscal 2027 will depend upon actual investment results and benefit payments; however, the Company does not expect to make contributions during fiscal 2027. At January 31, 2026, accumulated other comprehensive loss of $112,000, net of tax, is attributable to the pension plans.

The Company does not anticipate making any significant changes to the pension assumptions in the near future. If the Company were to have used different assumptions in the fiscal year ended January 31, 2026, a 1% reduction in investment return would have increased pension expense by approximately $170,000, a 1% change in the rate of compensation increase would have no impact, and a 1% reduction in discount rates would cause obligations under the Plans to increase by approximately $1.9 million and pension expense would decrease by approximately $63,000.

Stockholders' Equity

Historically it has been the board of directors' policy to periodically review the payment of cash and stock dividends in light of the Company's earnings and liquidity. The Company declared a cash dividend in each quarter of 2025 and 2026.

Virco issued a 10% stock dividend or 3/2 stock split every year, beginning in 1983 through 2003. Although the stock dividend had no cash consequences to the Company, the accounting methodology required for 10% dividends has affected the equity section of the balance sheet. When the Company records a 10% stock dividend, 10% of the market capitalization of the Company on the date of the declaration is reclassified from retained earnings to additional paid-in capital. During the period from 1983 through 2003, the cumulative effect of the stock dividends has been to reclassify over $122.0 million from retained earnings to additional paid-in capital. The equity section of the balance sheet on January 31, 2026 reflects additional paid-in capital of approximately $113.8 million and accumulated deficit of approximately $7.9 million. The majority of the accumulated deficit is a result of the accounting reclassification and is not the result of accumulated losses.

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

In addition to these awards and commendations, Virco's ZUMA and ZUMAfrd product lines were the first classroom furniture collections to earn indoor air quality certification through the stringent GREENGUARD® Children & Schools Program, now known as GREENGUARD Gold certification. As a follow-up to the certification of ZUMA and ZUMAfrd models in 2006, hundreds of other Virco furniture items - including Analogy™ furniture models and Textameter™ instructor workstations - have earned GREENGUARD certification. Moreover, all Virco products covered by the Consumer Product Safety Improvement Act of 2008 are in compliance with this legislation. All affected Virco models are also in compliance with the California Air Resources Board rule and Toxic Control Substances Act rule concerning formaldehyde emissions from composite wood products. Environmental laws have changed rapidly in recent years, and Virco may be subject to more stringent environmental laws in the future. The Company has expended, and may be expected to continue to expend, significant amounts in the future for compliance with environmental rules and regulations, for the investigation of environmental conditions, for the installation of environmental control equipment or remediation of environmental contamination. Recurring expenses relating to operating our factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. It is possible that the Company's operations may result in noncompliance with, or liability for remediation pursuant to, environmental laws. Should such eventualities occur, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated. See “Item 1A. Risk Factors: We could be required to incur substantial costs to comply with environmental and other legal requirements. Violations of, and liabilities under, these laws and regulations may increase our costs or require us to change our business practices."

Contingent Liabilities

In fiscal 2026 and 2025, the Company was self-insured for product liability losses of up to $250,000 per occurrence, general liability losses of up to $50,000 per occurrence, workers' compensation losses up to $250,000 per accident and auto liability up to $50,000 per accident. In prior years the Company has been partially self-insured for workers' compensation, automobile, product, and general liability losses. The Company has purchased insurance to cover losses in excess of the self-insured retention or deductible up to a limit of $30.0 million.

The Company has aggressively pursued a program to improve product quality, reduce product liability claims and losses and to aggressively defend product liability cases. This program has continued through fiscal 2026 and has resulted in reductions in product liability claims and litigated product liability cases. In addition, the Company has active safety programs to improve plant safety and control workers' compensation losses. Management does not anticipate that any related settlement, after consideration of the existing reserves for claims and potential insurance recovery, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company did not enter into any material off-balance sheet arrangements during fiscal 2026, nor did the Company have any material off-balance sheet arrangements outstanding at January 31, 2026.

New Accounting Pronouncements

See disclosure of recently adopted and recently issued but not yet adopted accounting standards in Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" to this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2026, the Company had no balance outstanding under its revolving credit facility with PNC Bank. The PNC facility bears variable interest based on the Secured Overnight Financing Rate ("SOFR") and we are therefore subject to market risk from interest rate fluctuations. Since we had no balance as of January 31, 2026, a hypothetical 100 basis point change in the applicable interest rates would have no impact on the interest expense incurred by the Company as of such date, but would increase our borrowing costs in other periods when we had a positive balance under the PNC facility. For information related to the Company’s long-term debt, refer to "Note 3. Debt" in the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Virco Mfg. Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Virco Mfg. Corporation (the “Company”) as of January 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Valuation of slow-moving and obsolete inventories

As described in Note 1 to the consolidated financial statements, the Company’s inventories balance was $56.7 million as of January 31, 2026. Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and include material, labor, and factory overhead. The valuation adjustments for slow-moving and obsolete inventories are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, consideration of inventory holdings and a review of historical and forecasted consumption of sales, and consideration of active marketing programs.

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

◦Testing the mathematical accuracy and calculations related to specific inventory write-down methodologies and percentages by inventory categories.

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

/s/ Baker Tilly US LLP

Los Angeles, California
April 8, 2026

We have served as the Company's auditor since 2022.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2026	2025
	(In thousands)

Assets
Current assets
Cash	$14,437	$26,867
Trade accounts receivables (net of allowance of $200 at January 31, 2026 and 2025)	13,590	13,004
Income tax receivable	3,863	4,060
Inventories	56,735	55,647
Prepaid expenses and other current assets	10,104	2,595
Total current assets	98,729	102,173
Property, plant and equipment, net	34,578	36,428
Operating lease right-of-use assets	30,415	35,593
Deferred income tax assets, net	5,437	5,821
Other assets	5,020	11,931
Total assets	$174,179	$191,946
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Balance Sheets

	January 31,
	2026	2025
	(In thousands, except share and par value data)

Liabilities
Current liabilities
Accounts payable	$7,393	$11,593
Accrued compensation and employee benefits	11,434	11,064
Current portion of long-term debt	269	258
Current portion of operating lease liability	6,490	1,673
Other accrued liabilities	6,396	9,687
Total current liabilities	31,982	34,275
Non-current liabilities
Accrued self-insurance retention	730	780
Accrued pension expenses	839	6,746
Income tax payable, less current portion	227	200
Long-term debt, less current portion	3,609	3,878
Operating lease liability, less current portion	30,006	36,007
Other long-term liabilities	855	795
Total non-current liabilities	36,266	48,406
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,761,141 shares at January 31, 2026, 16,087,082 shares at January 31, 2025	157	161
Additional paid-in capital	113,761	117,549
Accumulated deficit	(7,875)	(8,867)
Accumulated other comprehensive (loss) income	(112)	422
Total stockholders’ equity	105,931	109,265
Total liabilities and stockholders’ equity	$174,179	$191,946
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Income

	Years ended January 31,
	2026	2025
	(In thousands, except per share data)

Net sales	$199,652	$266,240
Costs of goods sold	118,413	151,546
Gross profit	81,239	114,694
Selling, general and administrative expenses	77,580	86,835
Operating income	3,659	27,859
Unrealized gain on investment in trust account	(239)	(1,365)
Pension expense	135	451
Interest expense, net	300	349
Income before income taxes	3,463	28,424
Income tax expense	895	6,780
Net income	$2,568	$21,644

Cash dividends declared per common share:	$0.10	$0.09

Net income per common share:
Basic	$0.16	$1.32
Diluted	$0.16	$1.32
Weighted average shares outstanding:
Basic	15,761	16,365
Diluted	15,771	16,372

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Comprehensive Income

	Years ended January 31,
	2026	2025
	(In thousands)

Net income	$2,568	$21,644
Other comprehensive (loss) income
Pension adjustments (net of tax adjustments of $(179) in 2026 and $584 in 2025)	(534)	1,732
Comprehensive income	$2,034	$23,376

See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity

Balance at January 31, 2024	16,347,314	$164	$121,373	$(29,048)	$(1,310)	$91,179
Net income	—	—	—	21,644	—	21,644
Pension adjustments, net of tax effect of $584	—	—	—	—	1,732	1,732
Cash dividends	—	—	—	(1,463)	—	(1,463)
Shares vested and others	81,794	1	(413)	—	—	(412)
Stock compensation expense	—	—	395	—	—	395
Stock repurchased	(342,026)	(4)	(3,806)	—	—	(3,810)
Balance at January 31, 2025	16,087,082	161	117,549	(8,867)	422	109,265
Net income	—	—	—	2,568	—	2,568
Pension adjustments, net of tax effect of $(179)	—	—	—	—	(534)	(534)
Cash dividends	—	—	—	(1,576)	—	(1,576)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	208	—	—	208
Stock repurchased	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at January 31, 2026	15,761,141	$157	$113,761	$(7,875)	$(112)	$105,931
See accompanying notes to consolidated financial statements.

Virco Mfg. Corporation
Consolidated Statements of Cash Flows

	Year ended January 31,
	2026	2025
	(In thousands)
Operating activities
Net income	$2,568	$21,644
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,140	5,690
Non-cash lease expense	3,994	1,022
Provision for credit losses	53	—
Amortization of debt issuance costs	139	72
Deferred income taxes	563	230
Stock-based compensation	208	395
Defined benefit plan, recognized net loss due to settlements	26	—
Amortization of net actuarial gain for pension plans	(363)	(142)
Decrease in non-cash surrender value of life insurance policies	—	(982)
Non-cash gain on investment	(239)	(1,365)
Surrender of life insurance policies	(219)	(727)
Changes in operating assets and liabilities:
Trade accounts receivable	(639)	10,157
Inventories	(1,088)	2,724
Income taxes	224	(4,133)
Prepaid expenses and other assets	(699)	(370)
Accounts payable and accrued liabilities	(11,509)	(1,087)
Net cash (used in) provided by operating activities	(841)	33,128
Investing activities
Purchases of property, plant and equipment	(5,854)	(6,295)
Purchases of marketable securities in trust accounts	—	(1,285)
Proceeds from sale of marketable securities in trust accounts	—	1,285
Proceeds for surrendering life insurance policies	119	732
Net cash used in investing activities	(5,735)	(5,563)
Financing activities
Proceeds from long-term debt	—	23,165
Repayment of long-term debt	(258)	(23,414)
Common stock repurchased	(4,000)	(3,810)
Tax withholding payments on share-based compensation	—	(412)
Payment on deferred financing costs	(20)	(50)
Cash dividend paid	(1,576)	(1,463)
Net cash used in financing activities	(5,854)	(5,984)

Net (decrease) increase in cash	(12,430)	21,581
Cash at beginning of year	$26,867	$5,286
Cash at end of year	$14,437	$26,867

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$197	$1,754
Cash paid during the period for interest, net of interest income	$300	$349
Cash paid during the period for income taxes, net of refunds	$108	$10,707
Noncash investment in right-of-use assets in exchange for a lease liability	$542	$34,456
See accompanying notes to consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Consolidated Financial Statements
January 31, 2026

1. Summary of Business and Significant Accounting Policies

Business

Virco Mfg. Corporation (the “Company”), which operates in one business segment, is engaged in the design, production, and distribution of quality furniture for the commercial and education markets. Over 76 years of manufacturing operations have resulted in a wide product assortment. Major products include mobile tables, mobile storage equipment, desks, computer furniture, chairs, activity tables, folding chairs and folding tables. The Company manufactures its products in Torrance, California, and Conway, Arkansas, for sale primarily in the United States. The Company operates in a seasonal business and requires significant amounts of working capital under its credit facility to fund acquisitions of inventory and finance receivables during the summer delivery season. The educational sales market is extremely seasonal.

Historically, the Company ships approximately 50% of its annual revenue in the months of June, July and August. In fiscal 2025 the Company benefited from a large series of one-time, disaster recovery shipments that resulted in approximately $23.0 million of additional shipments, most of which were counter-seasonal. In fiscal 2026, the Company returned to traditional seasonality and delivered approximately 49% of annual sales in June, July, and August. Restrictions imposed by the terms of the Company’s credit facility may limit the Company’s operating and financial flexibility (see Note 3).

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

Fiscal Year End

Fiscal years 2026 and 2025 refer to the fiscal years ended January 31, 2026 and 2025, respectively.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Sales to the Company’s recurring customers are generally made on open accounts with terms consistent with the industry. Credit is extended based on an evaluation of the customer’s financial condition and payment history. Past due accounts are determined based on how recently payments have been made in relation to the terms granted. Amounts are written off against the allowance in the period that the Company determines that the receivable is not collectable. The Company purchases insurance on receivables from certain commercial customers to minimize the Company’s credit risk. The Company does not typically obtain collateral to secure credit risk. Customers with inadequate credit are required to provide cash in advance or letters of credit. The Company does not assess interest on receivable balances. A substantial percentage of the Company’s receivables come from low-risk government entities. As of January 31, 2026, three customers accounted for approximately 14%, 11% and 10% of total accounts receivable. The majority of the outstanding balances from these customers were collected subsequent to year end. As of January 31, 2025, two customers each accounted for approximately 11% of total accounts receivable. Because of the short time between shipment and collection, the net carrying value of receivables approximates the fair value for these assets. No customer exceeded 10% of the Company’s net sales for fiscal years ended

January 31, 2026 and 2025. Foreign net sales were approximately 4.2% and 12.3% of the Company’s net sales for fiscal years 2026 and 2025, respectively.

Cash and Cash Equivalents

Cash consists of cash on hand, and the Company has approximately $14.4 million in cash and cash equivalents as of January 31, 2026. The Company classifies highly liquid investments with original maturities of three months or less as cash and cash equivalents. Significant concentrations of credit risk may arise from the Company’s cash maintained at PNC bank, as from time to time cash balances may exceed the FDIC limits. Outstanding checks are classified as a reduction in cash.

Fair Values of Financial Instruments

The fair values of the Company’s cash, accounts receivable, accounts payable and current portion of debt approximate their carrying amounts due to their short-term nature (see Note 3).

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

Financial assets measured at fair value on a recurring basis include assets associated with the Virco Employees Retirement Plan, and assets held in the rabbi trust securing the Company's Important Performers Retirement Plan (“VIP Plan”) and Split-dollar life insurance benefit program. Money market funds and marketable securities held in a rabbi trust that are being used to satisfy the Company's obligations under its VIP Plan are treated as investments and are recorded in prepaid expenses and other current assets or other assets on the accompanying consolidated balance sheets based on the expected timing of settlement of the related obligations (see Note 4).

Inventories

Inventories are valued at the lower of cost or net realizable value (determined on a first-in, first-out basis) and include material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents a breakdown of the Company’s inventories:

	January 31,
	2026	2025
	(In thousands)
Finished goods	$21,923	$19,599
Work in process	20,084	21,357
Raw materials	14,728	14,691
Inventories	$56,735	$55,647

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method for financial reporting purposes based upon the following estimated useful lives:

Land improvements	5 to 25 years
Buildings and building improvements	5 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	shorter of lease or useful life

The Company capitalizes the cost of betterments that extend the life of an asset. Repairs and maintenance that do not extend the life of an asset are expensed as incurred. Repair and maintenance expense was $1.3 million and $2.3 million for fiscal years ended January 31, 2026 and 2025, respectively. Property, plant and equipment purchased during the year that remains unpaid were $197,000 and $1.8 million as of January 31, 2026 and 2025, respectively.

The Company has established asset retirement obligations related to leased manufacturing facilities. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. Asset retirement obligations included in other non-current liabilities were $505,000 and $445,000 at January 31, 2026 and 2025, respectively.

	January 31,
	2026	2025
	(In thousands)

Balance at beginning of period	$445	$212
Increase in obligation	—	200
Accretion expense	60	33
Balance at end of period	$505	$445

Impairment of Long-Lived Assets

An impairment loss is recognized in the event facts and circumstances indicate the carrying amount of a long-lived asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on the excess of the carrying amount of the impaired asset over the fair value. Generally, fair value represents the Company’s expected future cash flow from the use of an asset or group of assets, discounted at a rate commensurate with the risks involved. There were no impairments for fiscal years ended January 31, 2026 and 2025.

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

The following table sets forth the computation of basic and diluted income per share:

	January 31,
	2026	2025
	(In thousands, except per share)
Numerator
Net income	$2,568	$21,644
Denominator
Weighted-average shares — basic	15,761	16,365
Dilutive effect of common stock equivalents from equity incentive plans	10	7
Weighted-average shares	15,771	16,372
Net income per common share
Basic	$0.16	$1.32
Diluted	$0.16	$1.32

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

Costs incurred to investigate and remediate environmental waste are expensed, unless the remediation extends the useful life of the assets employed at the site. At January 31, 2026 and 2025, the Company had not capitalized any remediation costs and had not recorded any amortization expense in fiscal years 2026 and 2025.

Advertising Costs

Advertising costs are expensed in the period during which the advertising space is run. Selling, general and administrative expenses include advertising costs for the years ended January 31, 2026 and 2025 of $1.4 million and $1.5 million, respectively, and are expensed as incurred. Prepaid advertising costs reported as a prepaid asset on the accompanying consolidated balance sheets at January 31, 2026 and 2025, were $459,000 and $397,000, respectively.

Product Warranty Expense

The Company provides a product warranty on most products. Products sold prior to January 31, 2014 are out of warranty. Effective February 1, 2014 through December 31, 2016, the Company modified its warranty to a limited lifetime warranty. Effective January 1, 2017, the Company modified the warranty offered to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company generally provides that customers can return a defective product during the specified warranty period following purchase in exchange for a replacement product or the repair of the product by the Company at no charge to the customer. The Company determines whether replacement or repair is appropriate in each circumstance. The Company uses historical data to estimate appropriate levels of warranty reserves. Because product mix, production methods and raw material sources change over time, historic data may not always provide precise estimates for future warranty expense. The Company recorded warranty reserves of $350,000 as of January 31, 2026 and 2025, as other long-term liabilities in the accompanying consolidated balance sheets. The current portion of the warranty reserves were $150,000 as of January 31, 2026 and 2025, and included in other accrued liabilities in the accompanying consolidated balance sheets.

Self-Insurance

In fiscal 2026 and 2025, the Company was self-insured for product liability losses up to $250,000 per occurrence, workers’ compensation losses up to $250,000 per occurrence, general liability losses up to $50,000 per occurrence and auto liability losses up to $50,000 per occurrence. The actuarial estimated liability for the self-insured component of claims was discounted to their net present value utilizing a discount rate of 4.0% in both fiscal 2026 and fiscal 2025. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value of $850,000 and $900,000 at January 31, 2026 and 2025, respectively, in the accompanying consolidated balance sheets. The current portion of the self-insurance reserve was $120,000 as of January 31, 2026 and 2025, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation Plans

The Company recognizes stock-based compensation cost for shares that are expected to vest, on a straight-line basis, over the requisite service period of the award.

Accumulated Other Comprehensive (Loss) Income, Net of Tax

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income, net of income tax:

	January 31,
	2026	2025
	(In thousands)
Balance as of beginning of year	$422	$(1,310)

Other comprehensive (loss) income before reclassifications	(197)	1,874
Amounts reclassified from accumulated comprehensive loss	(337)	(142)
Net current period other comprehensive (loss) income	(534)	1,732

Balance as of end of year	$(112)	$422

The reclassifications out of accumulated other comprehensive income of $337,000 and $142,000 for the years ended January 31, 2026 and 2025, respectively, related primarily to amortization of actuarial losses and settlements (see Note 4). The reclassifications were included in pension expense in the accompanying consolidated statements of income.

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

Delivery Costs

For the fiscal years ended January 31, 2026 and 2025, shipping and classroom delivery costs of approximately $22.6 million, and $26.4 million, respectively, were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

2. New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. We adopted this ASU for the year ended January 31, 2026 and applied the amendments prospectively. Adoption of the new standard did not impact our consolidated income statements, balance sheets, or statements of cash flows. Refer to Note 6 for required disclosures.

Recently Issued Accounting Pronouncements
The Company evaluates all ASU's issued by the Financial Accounting Standards Board ("FASB") for consideration of their applicability to our consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

3. Debt

Outstanding balances for the Company’s long-term debt are as follows:

	January 31,
	2026	2025
	(In thousands)

Revolving credit line	$—	$—
Other	3,878	4,136
Total debt	3,878	4,136
Less current portion	269	258
Non-current portion	$3,609	$3,878

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a Maximum Revolving Advance Amount that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $10.0 million from January through June of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship ("ATS") inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum fixed charge coverage ratio and limits on capital expenditures. The Company was in compliance with its debt covenants as of January 31, 2026.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $28.0 million was available for borrowing as of January 31, 2026. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate ("SOFR"). The Company did not have an outstanding amount under the Credit Agreement as of January 31, 2026. The interest rate at January 31, 2026 was 8.5%. The Company also incurred a fee on the unused portion of the revolving line of credit at a rate of 0.250%.

On December 5, 2025, the Company entered into Amendment No. 7 to the Credit Agreement with PNC. Amendment No. 7 amended the Credit Agreement and the secured revolving line of credit provided to the Company by PNC to reflect the following material changes:
i.Modify the stock repurchase window (originally from February 1, 2025 to January 31, 2026) such that the window is now from November 1, 2024 to October 31, 2025 for the $7.5 million of permitted share repurchases that are excluded from a) the FCCR testing, b) the Payment Conditions governing stock repurchases, and c) the trailing twelve months ("TTM") $8.0 million aggregate limit on stock repurchases and dividends.
ii.Commencing with respect to the fiscal quarter ending October 31, 2025, modify the definition of Earnings Before Interest, Taxes, Depreciation, and Amortization as it relates to the FCCR testing to add back non-cash lease expense or subtract non-cash lease income for each TTM reporting period.
iii.Reduce the Revolving Line of Credit limit by $10.0 million, except for the months of October, December, and January. The maximum Revolving Line of Credit limit during June through August was reduced from $70.0 million to $60.0 million.
iv.Reduce the $15.0 million seasonal over-advance to $10.0 million and limit to the months of January through June (removing access in the month of July).

In connection with this amendment, the Company paid fees totaling $20,000 which were capitalized as deferred financing costs and are included in other assets on the accompanying consolidated balance sheets.

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

i.Reduced the facility fee on the unused portion of the revolving line of credit to 0.250% from 0.375% per annum, commencing October 1, 2024.
ii.Increased limits on permitted acquisitions (as defined in the Credit Agreement) from $5 million to $8 million during the term of the Credit Agreement.
iii.Increased limits on cash dividends and common stock repurchase payments from $5 million to $8 million in the aggregate during any fiscal year.

The Company also carries a mortgage on a manufacturing building in Conway, Arkansas. The original note was dated August 2017 for $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was $3.9 million as of January 31, 2026.

Long-term debt repayments as of January 31, 2026 (in thousands) are as follows:

Year ending January 31,
2027	$269
2028	280
2029	291
2030	303
2031	315
Thereafter	2,420
$3,878

Management believes that the carrying value of debt approximated fair value at January 31, 2026 and 2025, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except the mortgage for the manufacturing building in Conway, Arkansas.

4. Retirement Plans

Pension Plans

The Company maintains two defined benefit pension plans, the Virco Employees Retirement Plan (“Employee Plan”), and the Virco Important Performers Retirement Plan (“VIP Plan”). The annual measurement date for both plans is January 31. The Company and its subsidiaries cover all employees hired prior to December 31, 2003 under the Employee Plan, which is a qualified noncontributory defined benefit retirement plan. Benefits under the Employee Plan are based on years of service and career average earnings. Benefit accruals under the Employee Plan were frozen effective December 31, 2003. All benefits were fully vested as of January 31, 2026 and 2025.

The Company also provides a supplementary retirement plan for certain key employees, the VIP Plan. The VIP Plan provides a benefit up to 50% of average compensation for the last five years in the VIP Plan offset by benefits earned under the Employee Plan. Benefit accruals under the VIP Plan were frozen effective December 31, 2003.

In September 2025, the Company's Board of Directors approved the termination of the VIP Plan. The termination became effective on November 1, 2025. The VIP Plan's benefit obligation is expected to be settled by offering lump sum distributions to participants funded by the liquidation of assets held in a rabbi trust during the fourth quarter of fiscal 2027. Pension settlement charges related to the VIP Plan termination, which include the recognition of VIP Plan gains or losses recorded within accumulated other comprehensive (loss) income on the Company's consolidated balance sheets, are currently expected to be recognized during the fourth quarter of fiscal year 2027. The Company anticipates that the termination will not materially impact the Company's consolidated financial statements.

Substantially all assets, consisting of life insurance contracts, equity investments, and cash equivalents, securing the VIP Plan are held in a rabbi trust. The cash surrender values of the life insurance policies are included in other assets and money market funds in the accompanying consolidated balance sheets. The cash surrender values of the life insurance policies securing the VIP Plan were $439,000 and $562,000 at January 31, 2026 and 2025, respectively. Death benefits payable under life insurance policies held by the Plan were approximately $736,000 and $894,000 at January 31, 2026 and 2025, respectively. Equity investments held in the rabbi trust to secure retirement benefits were $8.7 million and $8.4 million as of January 31, 2026 and 2025.

As of January 31, 2026, rabbi trust assets of $6.8 million are included in prepaid expenses and other current assets on the accompanying balance sheet and are expected to be liquidated to fund the settlement of the VIP Plan pension obligation during the fourth quarter of fiscal year 2027. Management intends to hold the remaining rabbi trust assets as long-term investments and as such they are included in other non-current assets on the accompanying balance sheet. As of January 31, 2025, assets held in the rabbi trust were included in other non-current assets on the accompanying consolidated balance sheet.

Accounting policy regarding pensions requires management to make complex and subjective estimates and assumptions relating to amounts which are inherently uncertain. Three primary economic assumptions influence the reported values of plan liabilities and pension costs. The Company takes the following factors into consideration: discount rate, assumed rate of return, and plan settlements.

The discount rate represents an estimate of the rate of return on a portfolio of high-quality, fixed-income securities that would provide cash flows that match the expected benefit payment stream from the plans. When setting the discount rate, the Company utilizes a spot-rate yield curve developed from high-quality bonds currently available, which reflects changes in rates that have occurred over the past year. This assumption is sensitive to movements in market rates that have occurred since the preceding valuation date, and therefore, may change from year to year. Discount rates for the Employee Plan and the VIP Plan were 3.85% - 5.40% and 5.55% - 5.60% at January 31, 2026 and 2025, respectively.

Because the Company’s future benefit accruals for both benefit plans were frozen in 2003, the compensation increase assumption had no impact on pension expense, accumulated benefit obligation or projected benefit obligation for the years ended January 31, 2026 or 2025.

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

The Company maintains a trust for and funds the pension obligations for the Employee Plan. The Board of Directors appoints a Retirement Plan Committee that establishes a policy for investment and funding strategies. Approximately 66% of the trust assets are managed by investment advisors and held in common trust funds with the balance managed by the Retirement Plan Committee. The Retirement Plan Committee has established target asset allocations for its investment advisors, who invest the trust assets in a variety of institutional collective trust funds. The Company’s investment advisors have developed a funding strategy that moves fund asset allocation from equity and other investments to fixed income instruments designed to mirror the changes in discount rates as the Retirement Plan becomes more fully funded. At January 31, 2026, approximately 31% of the trust assets were held in these investments. The Retirement Plan Committee receives quarterly reports addressing investment returns, funded status of the Retirement Plan and progress on the glidepath to fully funded status from the investment advisors and meets periodically with them to discuss investment performance. At January 31, 2026 and 2025, the amount of the Retirement Plan assets invested in bond or short-term investment funds was 32.1% and 26.3%, respectively, and the balance of the trust was held in equity funds or other investments. The trust does not hold any Company stock.

It is the Company's policy to contribute adequate funds to the trust accounts to cover benefit payments under the VIP Plan and to maintain the funded status of the Employee Plan at a level which is adequate to avoid significant restrictions to the Employee Plan under the Pension Protection Act of 2006. Contributions to the Qualified Plan Trust and benefit payments under the VIP Plan totaled $357,000 in fiscal 2026 and $623,000 in fiscal 2025. Contributions during fiscal 2027 will depend upon actual investment results and benefit payments but are anticipated to be $0. At January 31, 2026 and 2025, accumulated other comprehensive (loss) income, net of tax, attributable to the pension plans was approximately $(112,000) and $422,000, respectively.

The following tables set forth the combined funded status of the Company’s pension plans:

	Employee Retirement Plans
	January 31,
	2026	2025
	(In thousands)

Change in Benefit Obligation
Benefit obligation at beginning of year	$26,824	$27,385
Service cost	—	—
Interest cost	1,308	1,251
Participant contributions	—	—
Amendments	—	—
Actuarial losses (gains)	4	(765)
Plan settlement	(60)	—
Prior service cost	176	—
Benefits paid	(2,153)	(1,047)
Benefit obligation at end of year	26,099	26,824
Change in Plan Assets
Fair value at beginning of year	21,039	19,111
Actual return on plan assets	618	2,352
Company contributions	357	623
Settlements	—	—
Benefits paid	(2,153)	(1,047)
Fair value at end of year	19,861	21,039
Funded Status
Unfunded status of the plans	$(6,238)	$(5,785)
Amounts Recognized in Statement of Financial Position
Current liabilities	$(6,357)	$(384)
Non-current assets (liabilities)	119	(5,401)
Accrued benefit cost	$(6,238)	$(5,785)
Amounts Recognized in Statement of Financial Position and Operations
Accrued benefit liability	$(6,238)	$(5,785)
Accumulated other comprehensive gain	(1,109)	(1,822)
Net amount recognized	$(7,347)	$(7,607)
Items not yet Recognized as a Component of Net Periodic Pension (Income) Expense, included in AOCI
Unrecognized net actuarial gain	$(1,285)	$(1,822)
Unamortized prior service costs	176	—
Net initial asset recognition	—	—
	$(1,109)	$(1,822)

	Employee Retirement Plans
	January 31,
	2026	2025
	(In thousands, except percentages)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$200	$(2,458)
Prior service cost	176	—
Amortization of gain	363	142
Recognized loss due to settlement	(26)	—
Amortization of initial asset	—	—
Total recognized in other comprehensive income	$713	$(2,316)
Items to be Recognized as a Component of Periodic Pension Cost for next fiscal year
Prior service cost	$176	$—
Net actuarial gain	(363)	(363)
	$(187)	$(363)
Supplemental Data
Projected benefit obligation	$26,099	$26,824
Accumulated benefit obligation	$26,099	$26,824
Fair value of plan assets	$19,861	$21,039
Components of Net Cost
Service cost	$—	$—
Interest cost	1,308	1,251
Expected return on plan assets	(836)	(675)
Amortization of transition amount	—	—
Recognized loss due to settlement	26	—
Amortization of prior service cost	—	—
Recognized net actuarial gain	(363)	(125)
Benefit cost	$135	$451
Estimated Future Benefit Payments
FYE 01-31-2027	$12,254
FYE 01-31-2028	2,250
FYE 01-31-2029	1,690
FYE 01-31-2030	1,500
FYE 01-31-2031	1,390
FYE 01-31-2032 to 2036	5,810
Total	$24,894
Weighted Average Assumptions to Determine Benefit Obligations at Year-End
Discount rate	3.85% - 5.40%	5.55% - 5.60%
Rate of compensation increase	N/A	N/A
Weighted Average Assumptions to Determine Net Periodic Pension Cost
Discount rate	5.55% - 5.60%	5.15% - 5.20%
Expected return on plan assets	6.00%	6.00%
Rate of compensation increase	N/A	N/A

The Employee Plan held no Level 2 or 3 investments at January 31, 2026 and 2025. The following table sets forth the fair value of the Level 1 investments for the Employee Plan:
Fair Value Measurements of Plan Assets
Employee Plan

	January 31,
	2026	2025
	(In thousands)
Level 1 Measurement
Common Stock	$13,005	$12,647
Principal Money Market	286	175
Federated Herme Gove Oblig	200	260
Vanguard INTM Term Investment	864	771
Vanguard LT Investment	2,183	1,916
Ishares Russell 2000	22	19
Ishares Russell MID-CAP	22	20
Ishares Emerging Markets	23	17
Ishares MSCI EAFE	53	42
Ishares S&P Index	22	19
Vanguard LT Treasury	2,181	1,904
Vanguard INTM Term Treasury	867	774
Total Level 1 Investments	$19,728	$18,564

In addition to the holdings above, the Employee Plan has a holding in a mutual fund investment, Managed Investment Fund. The mutual fund investment is valued using the net asset value (“NAV”) as a practical expedient and is not required to be categorized in the fair value hierarchy table. The total fair value of this investment was $133,000 and $2.5 million as of January 31, 2026 and 2025, and is not included in the table above. In relation to this investment, there are no unfunded commitments, and the shares can be redeemed on a daily basis with minimal restrictions. Events that may lead to a restriction to transact with the fund is not considered probable.

401(k) Retirement Plan

The Company’s retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan continues to include Virco stock as one of the investment options. At January 31, 2026 and 2025, the plan held 1,113,175 shares and 1,058,400 shares of the Company’s common stock, respectively. The Company may make a discretionary employer match in the Company Stock Fund. The Company may also make additional employer contributions to the Plan at its sole discretion. Any contribution may be made in cash or in shares of Company common stock. The total amount of Company contributions cannot exceed the amount deductible by the Company for federal income tax purposes. For the fiscal years ended January 31, 2026 and 2025, the compensation costs incurred for employer match were $2.0 million and $1.7 million, respectively.

Life Insurance

The Company provided post-retirement life insurance to certain retired employees under the Dual Option Life Insurance Plan (the "Plan"). Effective January 2004, the Company terminated this plan for active employees. The Company has purchased split-dollar life insurance on the lives of the remaining covered participants. Death benefits due to participants were approximately $1.0 million and $1.3 million at January 31, 2026 and 2025, respectively. Cash surrender values of these policies, which are included in other assets in the accompanying consolidated balance sheets, were $739,000 and $932,000 at January 31, 2026 and 2025, respectively. Death benefits payable under the policies were approximately $1.9 million and $2.2 million at January 31, 2026 and 2025, respectively. Death benefits received under the Plan in excess of the benefit obligation will be retained in the trust and used to secure and fund benefits payable under the VIP Pension Plan. The Company maintains a rabbi trust to hold assets related to the Dual Option Life Insurance Plan. All securing assets held in the rabbi trust were included in other assets on the accompanying consolidated balance sheets.

The following sets forth the Company's change in death benefits payable:

	January 31,
	2026	2025
	(In thousands)

Liability, beginning of year	$1,345	$1,468
Accretion expense	13	27
Death benefits paid	(400)	(150)
Liability, end of year	$958	$1,345

5. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Employee Stock Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of 1,000,000 shares to its employees in the form of restricted stock units and non-employee directors in the form of restricted stock awards. Restricted stock awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock units or awards and related compensation expense as the difference between the market value of the units or awards on the date of grant less the exercise price of the units or awards granted. During fiscal year 2026, the Company granted 23,003 awards to non-employee directors, vested 16,066 shares according to their terms and forfeited zero shares under the 2019 Plan. As of January 31, 2026, there were 498,856 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock awards recognized in the Company's statement of operations:

	January 31,
	2026	2025
	(In thousands)

Cost of goods sold	$—	$37
Selling, general and administrative expenses	208	358
Total stock-based compensation expense	$208	$395

The following table summarizes the Company’s restricted stock unit awards activity, and related information:

	January 31,
	2026		2025
	Restricted stock units	Weighted- Average Exercise Price	Restricted stock units	Weighted- Average Exercise Price

Outstanding at beginning of year	16,066	$15.55	164,110	$4.18
Granted	23,003	8.14	16,066	15.55
Vested	(16,066)	15.55	(164,110)	15.13
Forfeited	—	—	—	—
Outstanding at end of year	23,003	8.14	16,066	15.55
Weighted-average fair value of restricted stock units granted during the year	$187,244	8.14	$249,826	15.55
Weighted-average fair value of restricted stock units vested during the year	$249,826		$2,482,984

As of January 31, 2026, there was $62,000 of total unrecognized compensation expense related to restricted stock awards. That expense is expected to be recognized over a weighted-average period of 0.3 years. As of January 31, 2025, there was $83,000 of total unrecognized compensation expense related to restricted stock awards. That expense was recognized during fiscal 2026.

To satisfy employee minimum statutory tax withholding requirements for restricted stock awards that vest, the Company withholds and retires a portion of the vesting common shares, unless an employee elects to pay cash. In fiscal 2026, the Company withheld no common shares. In fiscal 2025, the Company withheld 27,872 common shares, with a value of approximately $412,000. These amounts are presented as a cash outflow from financing activities in the accompanying consolidated statements of cash flows.

6. Income Taxes

Our effective tax rate was 25.8%, and is based on recurring factors, including the forecasted mix of income before taxes in various jurisdictions, estimated permanent differences and the recording of a partial valuation allowance on net deferred tax assets. The One Big Beautiful Bill ("OBBB") Act did not have a material impact on the Company's effective income tax rate for fiscal 2026, which the Company believes is representative of rates that will affect fiscal 2027. A summary reconciliation of the effective tax rate by amount and percentage is as follows:

	January 31,
	2026
	(In thousands, except percentages)

U.S. federal statutory rate	$727	21.0%
State income taxes, net of federal income tax effect (1)	150	4.3
Effect of changes in tax laws or rates enacted in current period:
Rate adjustment - state	—	—
Effect of cross-border tax laws:
Foreign-derived intangible income	—	—
Change in valuation allowance	—	—
Nontaxable or nondeductible items:
Meals and entertainment	39	1.1
Other	4	0.1
Change in unrecognized tax benefits	21	0.6
Other	(46)	(1.3)
Income tax expense	$895	25.8%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and Arkansas.

A summary reconciliation of the effective tax rate is as follows:

January 31,
2025
(In thousands)

Statutory	$6,011
State taxes (net of federal tax)	1,197
Change in valuation allowance	(15)
State rate adjustment	83
Change in unrecognized tax benefits	65
Stock compensation	(315)
Expirations of attributes	21
Permanent differences	(278)
Return to provision true-up	11
Income tax expense	$6,780

Significant components of the expense for income taxes attributed to continuing operations are as follows:

	January 31,
	2026	2025
	(In thousands)

Current
Federal	$193	$5,142
State	139	1,408
	332	6,550
Deferred
Federal	476	(75)
State	92	320
	568	245
Change in valuation allowance	(5)	(15)
	563	230
Income tax expense	$895	$6,780

Deferred tax assets and liabilities are comprised of the following:

	January 31,
	2026	2025
	(In thousands)
Deferred tax assets
Accrued vacation and sick leave	$892	$2,238
Retirement plans	1,809	1,725
Insurance reserves	214	227
Warranty	126	126
Net operating loss carryforwards	471	439
Operating lease liability	9,172	9,505
Inventories	1,700	1,709
Other	476	580
	14,860	16,549
Deferred tax liabilities
Tax in excess of book depreciation	(788)	(804)
Right of use assets	(7,644)	(8,979)
Other	(760)	(709)
	(9,192)	(10,492)
Valuation allowance	(231)	(236)
Net long term deferred tax asset	$5,437	$5,821

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carry backs, tax-planning strategies, and results of recent operations (including cumulative income or losses in recent years), to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets.

At January 31, 2026, the Company recorded a partial valuation allowance of $231,000 on certain state net operating losses ("NOLs") to reduce the carrying amount of deferred tax assets to an amount that is more-likely-than-not to be realized. The net change in the valuation allowance for the year ended January 31, 2026, was a decrease of $5,000. At January 31, 2026, the Company had no NOLs for U.S. federal tax purposes and $8.2 million for state income tax purposes, expiring at various dates through January 31, 2045. The net change in the valuation allowance for the year ended January 31, 2025, was a decrease of $15,000. At January 31, 2025, the Company had no NOLs for U.S. federal tax purposes, and $6.3 million for state income tax purposes, expiring at various dates through January 31, 2041.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	January 31,
	2026	2025
	(In thousands)

Beginning balances as of January 31,	$157	$92
Increases related to prior year tax positions	—	15
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	17	57
Decreases related to lapsing of statute of limitations	(7)	(7)
Ending balance as of January 31,	$167	$157

At January 31, 2026, the Company’s unrecognized tax benefits associated with uncertain tax positions were $167,000, of which $132,000, if recognized, would favorably affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense which is consistent with the recognition of the items in prior reporting. The Company had recorded a liability for interest and penalties related to unrecognized tax benefits of $59,000 at January 31, 2026, and $50,000 at January 31, 2025. The year ended January 31, 2019 and subsequent years remain open for examination by the IRS and state tax authorities. The Company is not currently under IRS or state examination.

The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 31, 2026, it is reasonably possible that unrecognized tax benefits will decrease by $4,600 within the next 12 months due to the expiration of the statute of limitations.

State taxes in California, Texas, Alabama and Maryland made up the majority (greater than 50%) of the Company's state and local taxes for the year ended January 31, 2026.

A summary of income taxes paid is as follows:

January 31,
2026
(In thousands)

Federal	$—
State
Alabama	28
Texas	26
Virginia	18
Maryland	17
South Carolina	8
Other	11
Total	$108

In the current year, the jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid were Alabama, Texas, Virginia, Maryland and South Carolina.

7. Leases

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
The Company has an operating lease for its corporate office, manufacturing facility and distribution facility located in Torrance, CA, currently with a remaining lease term through September 2030. The Company leases equipment under a 5-year operating lease arrangement. The Company has the option of buying the assets at the end of the lease period at a price that does not result in the Company being reasonably certain of exercising the option. In addition, the Company leases trucks and automobiles under operating leases that include certain fleet management and maintenance services. Certain of the leases contain renewal or purchase options and require payment for property taxes and insurance. The Company records lease expense on a straight-line basis based on the contractual lease payments. In accordance with ASC 842, the Company recognizes the present value of the future lease commitments as an operating lease liability, and a corresponding right-of-use asset (“ROU asset”), net of tenant allowances. Tenant improvements and related tenant allowances are recorded as a reduction to the ROU asset. The Company elected to account for leases with an original term of 12 months or less that do not contain a purchase option as short-term leases. Additionally, certain of the leases provide for variable payment of property taxes, insurance, and common area maintenance payments among others. The Company recognizes variable lease expenses for these leases in the period incurred. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The quantitative information regarding our leases is as follows:

	Years ended January 31,
	2026	2025
	(In thousands)

Operating lease cost	$9,388	$7,544
Short-term lease cost	476	536
Sublease income	(40)	(40)
Variable lease cost	1,480	1,570
Total lease cost	$11,304	$9,610

Other operating leases information:
Cash paid for amounts included in the measurement of lease liabilities	$5,394	$6,522
Right-of-use assets obtained in exchange for new lease liabilities	$542	$34,456
Weighted-average remaining lease term (years)	4.6	5.5
Weighted-average discount rate	9.84%	9.80%

Minimum future lease payments for operating leases in effect as of January 31, 2026 are as follows:

Operating Lease
Year ending January 31,	(In thousands)
2027	$9,778
2028	9,513
2029	9,656
2030	9,979
2031	6,863
Remaining balance of lease payments	45,789

Short-term lease liabilities	6,490
Long-term lease liabilities	30,006
Total lease liabilities	36,496

Difference between undiscounted cash flows and discounted cash flows	$9,293
On July 23, 2024, the Company entered into a new lease agreement (the “Lease”) with Starboard Distribution Center, LLC which extends the Company’s tenancy at its 560,000 sq. ft. office, manufacturing and warehouse facility in Torrance, California. The Lease extends the tenancy for 65 months, covering the period from May 1, 2025 through September 30, 2030. Under the Lease, the monthly base rent will be abated for the initial 5-month period from May 1, 2025 to September 30, 2025, then is set at $726,700 for October 1, 2025 through April 30, 2026, with subsequent increases of 3.5% every 12 months thereafter. The Lease also provides for a tenant improvement allowance of up to $1.7 million to be used by December 31, 2026, which remained fully available as of January 31, 2026. The Landlord has the right to terminate the Lease upon customary events of default. In connection with this lease agreement, in the second quarter ended July 31, 2024, the Company recorded approximately $33.0 million (the present value of the future lease commitments) as an operating lease liability, and a corresponding ROU asset.

8. Commitments and Contingencies

The Company and other furniture manufacturers are subject to federal, state, and local laws and regulations relating to the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. The Company has expended, and expects to continue to spend in the future, significant amounts to comply with environmental laws. Recurring expenses relating to operating the Company factories in a manner that meets or exceeds environmental laws are matched to the cost of producing inventory. Despite the Company’s significant dedication to operating in compliance with applicable laws, there is a risk that the Company could fail to comply with a regulation or that applicable laws and regulations change. On these occasions, the Company records liabilities for remediation costs when remediation costs are probable and can be reasonably estimated.

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties.

The Company has a self-insured retention for product liability losses up to $250,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $50,000 and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the retention up to a limit of $30.0 million. The Company recorded a liability for its actuarially estimated future losses for liability claims at net present value of $850,000 and $900,000 at January 31, 2026 and 2025, respectively, based upon the Company’s estimated payout period of five years using a 4.0% discount rate for both years. The estimated liabilities are included in the current and long-term portion of liabilities of the accompanying consolidated balance sheets.

Workers’ compensation, automobile, general and product liability claims may be asserted in the future for events not currently known by management. Management does not anticipate that any related settlement, after consideration of the existing reserve for claims incurred and potential insurance recovery, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Estimated payments under the self-insurance programs are as follows:

Year ending January 31,	(In thousands)
2027	$120
2028	170
2029	170
2030	170
2031	170
Thereafter	137
Total	937
Discount to net present value	(87)
850
Less current portion	(120)
Non-current portion	$730

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

	January 31,
	2026	2025
	(In thousands)

Beginning balance	$500	$500
Provision for current year	200	265
Benefits from prior years	(12)	(120)
Costs incurred	(188)	(145)
Ending balance	500	500
Less current portion	(150)	$(150)
Non-current portion	$350	$350

10. Property, Plant, and Equipment, Net

Property, plant, and equipment, net consists of the following:

	January 31,
	2026	2025
	(In thousands)
Land	$3,731	$3,731
Land improvements	706	706
Buildings and building improvements	52,059	52,030
Machinery and equipment	123,179	119,972
Leasehold improvements	649	657
Property, plant and equipment, gross	180,324	177,096
Less accumulated depreciation and amortization	(145,746)	(140,668)
Property, plant and equipment, net	$34,578	$36,428

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $4.6 million and $4.3 million for the years ended January 31, 2026 and 2025, respectively. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $1.5 million and $1.3 million for the fiscal years ended January 31, 2026 and 2025, respectively.

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

12. Subsequent Events

On March 5, 2026, the Company's Board of Directors declared a cash dividend for the Company’s first fiscal quarter of $0.025 per share on each outstanding share of common stock. The dividend is payable on April 10, 2026 to stockholders of record of the common stock as of the close of business on March 20, 2026.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth fiscal quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information disclosed in Part 1 under the heading “Executive Officers of the Registrant”, the information required by this Item regarding directors shall be incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2026.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information set forth in the Company’s definitive Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year end of January 31, 2026.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1. The following consolidated financial statements of Virco Mfg. Corporation are set forth in Item 8 of this Annual Report on Form 10-K.

2. The following consolidated financial statement schedule of Virco Mfg. Corporation is included in Item 15:
VIRCO MFG. CORPORATION AND SUBSIDIARIES
SCHEDULE II — QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JANUARY 31, 2026 and 2025

(In Thousands)

Col. A	Col. B Beginning Balance	Col. C Charged to (Reduced from) Expenses	Col. E Deductions from Reserves	Col. F Ending Balance
Allowance for credit losses for the period ended:
January 31, 2026	$200	$53	$53	$200
January 31, 2025	$200	$—	$—	$200

Product, general, workers’ compensation and automobile liability reserves for the period ended:
January 31, 2026	$900	$916	$966	$850
January 31, 2025	$770	$968	$838	$900

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

VIRCO MFG. CORPORATION

Date: April 8, 2026	By:	/s/ Robert A. Virtue
Robert A. Virtue
Chairman of the Board and Chief Executive Officer

By:	/s/ Bassey Yau
Bassey Yau
Sr. Vice President of Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

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

SIGNATURE	TITLE	DATE

/s/ Robert A. Virtue	Chairman of the Board, Chief Executive Officer, Director (Principal Executive Officer)	April 8, 2026
Robert A. Virtue

/s/ Douglas A. Virtue	President, Director	April 8, 2026
Douglas A. Virtue

/s/ Bassey Yau	Sr. Vice President of Finance, Chief Financial Officer and Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 8, 2026
Bassey Yau

/s/ Craig Levra	Director	April 8, 2026
Craig Levra

/s/ Robert Lind	Director	April 8, 2026
Robert Lind

/s/ Bradley Richardson	Director	April 8, 2026
Bradley Richardson

/s/ Kathy Virtue Young	Director	April 8, 2026
Kathy Virtue Young

/s/ Agnieszka Winkler	Director	April 8, 2026
Agnieszka Winkler

VIRCO MFG. CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
for the Year Ended January 31, 2026

Exhibit Number	Description
3.1
Certificate of Incorporation of the Company dated April 23, 1984, as amended (incorporated by reference to Exhibit 1 to the Company’s Form 8-A12B (Commission File No. 001-08777), filed with the Commission on June 18, 2007).

3.2	Third Amended and Restated Bylaws of the Company dated June 9, 2020 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on June 12, 2020).

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

10.2
Amended and Restated Revolving Credit and Security Agreement, dated September 28, 2021, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 1, 2021).

10.2.1
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

10.2.2
Amendment No. 2 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated April 15, 2022, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on April 21, 2022).

10.2.3
Amendment No. 3 to Amended and Restated Revolving Credit and Security Agreement and Limited Waiver, dated May 5, 2023, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2023).

10.2.4
Amendment No. 4 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 29, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 7, 2024).

10.2.5
Amendment No. 5 to Amended and Restated Revolving Credit and Security Agreement, effective as of November 22, 2024, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 9, 2024).

10.2.6
Amendment No. 6 to Amended and Restated Revolving Credit and Security Agreement, effective as of April 9, 2025, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.3.6 to the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2025).

10.2.7
Amendment No. 7 to Amended and Restated Revolving Credit and Security Agreement, effective as of December 5, 2025, by and among Virco Mfg. Corporation and Virco, Inc., as borrowers, and PNC Bank, National Association, as lender and administrative agent, and form of Revolving Credit Note dated December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on December 8, 2025).

10.3†	Virco Mfg. Corporation 2019 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 17, 2019)

10.3.1†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.3.2†	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.3.3†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.3.4†	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

10.3.5†	Form of Unrestricted Stock Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on June 21, 2019)

19.1	Virco - Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the Commission on April 14, 2025).

21.1*	List of All Subsidiaries of Virco Mfg. Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm (PCAOB ID No. 23)

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 to the Company's Current Report on Form 10-K filed with the Commission on April 12, 2024)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

______________________
*    Filed herewith.

† Indicates management contract or compensatory plan or arrangement.