Form 10-Q
period 2026-04-30
VIRCO MFG CORPORATION
filed 2026-06-03
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,729,543 shares as of June 2, 2026.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	4/30/2026	1/31/2026	4/30/2025
	(In thousands)

Assets
Current assets
Cash	$3,734	$14,437	$935
Trade accounts receivable, net	15,028	13,590	12,279
Income tax receivable	4,766	3,863	3,806
Inventories	68,333	56,735	74,029
Prepaid expenses and other current assets	10,464	10,104	3,233
Total current assets	102,325	98,729	94,282
Non-current assets
Property, plant and equipment, net	33,746	34,578	36,482
Operating lease right-of-use assets	28,988	30,415	34,384
Deferred income tax assets, net	5,551	5,437	5,862
Other assets, net	4,868	5,020	12,772
Total assets	$175,478	$174,179	$183,782
Liabilities
Current liabilities
Accounts payable	$12,275	$7,393	$15,706
Accrued compensation and employee benefits	11,267	11,434	5,202
Income tax payable	—	—	—
Current portion of long-term debt	271	269	261
Current portion of operating lease liability	6,557	6,490	2,562
Other accrued liabilities	7,442	6,396	7,458
Total current liabilities	37,812	31,982	31,189
Non-current liabilities
Long-term debt, less current portion	3,541	3,609	3,812
Operating lease liability, less current portion	28,392	30,006	34,628
Other long-term liabilities	3,323	2,651	8,553
Total non-current liabilities	35,256	36,266	46,993
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,729,543 shares at 4/30/2026, 15,761,141 shares at 1/31/2026, and 15,738,138 shares at 4/30/2025	157	157	157
Additional paid-in capital	113,618	113,761	113,616
Accumulated deficit	(11,046)	(7,875)	(8,528)
Accumulated other comprehensive (loss) income	(319)	(112)	355
Total stockholders’ equity	102,410	105,931	105,600
Total liabilities and stockholders’ equity	$175,478	$174,179	$183,782

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands, except per share data)
Net sales	$30,692	$33,754
Costs of goods sold	17,997	17,734
Gross profit	12,695	16,020
Selling, general and administrative expenses	16,355	16,114
Operating loss	(3,660)	(94)
Unrealized loss (gain) on investment in trust account	127	(1,175)
Pension (benefit) expense	(189)	27
Interest expense, net	106	60
(Loss) income before income taxes	(3,704)	994
Income tax (benefit) expense	(927)	262
Net (loss) income	$(2,777)	$732

Cash dividends declared per common share:	$0.025	$0.025

Net (loss) income per common share (a):
Basic	$(0.18)	$0.05
Diluted	$(0.18)	$0.05
Weighted average shares of common stock outstanding:
Basic	15,732	15,757
Diluted	15,732	15,773

(a) Net loss per share for quarter ended April 30, 2026 was calculated based on basic shares outstanding due to the anti-dilutive effect of the inclusion of common stock equivalent shares.

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands)

Net (loss) income	$(2,777)	$732
Other comprehensive loss:
Pension adjustments (net of tax adjustment of $(69) and $(23) for three months ended April 30, 2026 and 2025, respectively)	(207)	(67)
Net comprehensive (loss) income	$(2,984)	$665

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands)
Operating activities
Net (loss) income	$(2,777)	$732
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,474	1,534
Non-cash lease (benefit) expense	(120)	720
Provision for credit losses	15	15
Amortization of debt issuance costs	37	34
Deferred income taxes	(45)	(19)
Stock-based compensation	47	63
Amortization of net actuarial gain for pension plans	(276)	(90)
Non-cash unrealized loss (gain) on investment	127	(1,175)
Surrender of life insurance policies	—	300
Changes in operating assets and liabilities:
Trade accounts receivable	(1,453)	710
Inventories	(11,598)	(18,382)
Income taxes	(888)	291
Prepaid expenses and other assets	(371)	(638)
Accounts payable and accrued liabilities	6,474	(3,126)
Net cash used in operating activities	(9,354)	(19,031)
Investing activities
Purchases of property, plant and equipment	(699)	(2,444)
Net cash used in investing activities	(699)	(2,444)
Financing activities
Repayment of long-term debt	(66)	(64)
Common stock repurchased	(190)	(4,000)
Cash dividends paid	(394)	(393)
Net cash used in financing activities	(650)	(4,457)
Net decrease in cash	(10,703)	(25,932)
Cash at beginning of period	$14,437	$26,867
Cash at end of period	$3,734	$935

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$140	$897
Cash paid during the period for interest, net of interest income	$60	$60
Cash paid during the period for income taxes, net of refunds	$26	$10
Noncash investment in right-of-use assets in exchange for a lease liability	$—	$237

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended April 30, 2026
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 31, 2026	15,761,141	$157	$113,761	$(7,875)	$(112)	$105,931
Net loss	—	—	—	(2,777)	—	(2,777)
Cash dividends	—	—	—	(394)	—	(394)
Pension adjustments	—	—	—	—	(207)	(207)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	47	—	—	47
Stock repurchased	(31,598)	—	(190)	—	—	(190)
Balance at April 30, 2026	15,729,543	$157	$113,618	$(11,046)	$(319)	$102,410

	Three-Month Period Ended April 30, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder's Equity
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
Net income	—	—	—	732	—	732
Cash dividends	—	—	—	(393)	—	(393)
Pension adjustments	—	—	—	—	(67)	(67)
Shares vested and others	—	—	—	—	—	—
Stock compensation expense	—	—	63	—	—	63
Stock repurchased	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at April 30, 2025	15,738,138	$157	$113,616	$(8,528)	$355	$105,600

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
April 30, 2026
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2027. The balance sheet at January 31, 2026 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

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

Note 3. Recently Issued Accounting Standards

New Accounting Pronouncements Recently Adopted

Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the Financial Accounting Standards Board ("FASB") issued this ASU amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. We adopted this ASU for the year ended January 31, 2026 and applied the amendments prospectively. Adoption of the new standard did not impact our consolidated income statements, balance sheets, or statements of cash flows.

ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued this ASU which provides a practical expedient to assume that the conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this ASU for the year ending January 31, 2027. Adoption did not impact our consolidated income statements, balance sheets, or statements of cash flows.

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

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued this ASU which eliminates the requirement to evaluate software development stages in determining when capitalization of internal-use software costs should begin. Under the updated guidance, capitalization is required when management authorizes and commits to funding a software project and it is probable that the project will be completed and placed into service for its intended use. The ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The guidance may be applied either prospectively or retrospectively, and early adoption is permitted. We do not expect that this guidance will have a material impact on our consolidated financial statements and disclosures.

The Company evaluates all ASUs issued by the FASB for consideration of their applicability to our condensed consolidated financial statements. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

The Company's sales generally involve a single performance obligation to deliver goods pursuant to customer purchase orders. Prices for our products are based on published price lists and customer agreements. The Company has determined that the performance obligations are satisfied at a point in time when the Company completes delivery per the customer contract. The majority of sales are free on board ("FOB") destination where the destination is specified per the customer contract and may include delivering the furniture into the classroom, school site or warehouse. Sales of furniture that are sold FOB factory are typically made to resellers of our product who in turn provide logistics to the ultimate customer. Once a product has been delivered per the shipping terms, the customer is able to direct the use of and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon shipment or delivery in accordance with shipping terms because the Company has a present right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risks and rewards of ownership of the asset.

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

The Company generates revenue primarily by manufacturing and distributing products through resellers and selling direct to customers. Control transfers to both resellers and direct customers at a point in time when the delivery process is complete as determined by the corresponding shipping terms. Therefore, we do not consider them to be meaningfully different revenue streams given similarities in the nature of the products, performance obligation and distribution processes. Sales are predominately in the United States and to a similar class of customer. We do not manage or evaluate the business based on product line or any other discernable category.

Note 5. Inventories

Inventories are valued at the lower of cost or net realizable value determined on a first-in, first-out basis (“FIFO”) and include material, labor, and factory overhead. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents a breakdown of the Company’s inventories:

	4/30/2026	1/31/2026	4/30/2025
	(In thousands)
Finished goods	$32,509	$21,923	$31,379
Work in process	22,800	20,084	27,703
Raw materials	13,024	14,728	14,947
Total inventories	$68,333	$56,735	$74,029

Note 6. Leases

As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2026, the Company has operating leases on real property, equipment, and automobiles, expiring at various dates through fiscal year 2031. The Company has an operating lease for its corporate office and manufacturing and distribution facility located in Torrance, California, currently with a remaining lease term through September 2030.

The quantitative information regarding our leases is as follows:

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,312	$2,358
Short-term lease cost	118	118
Sublease income	(10)	(10)
Variable lease cost	397	273
Total lease cost	$2,817	$2,739

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$2,432	$1,638
Right-of-use assets obtained in exchange for new lease liabilities	$—	$237
Weighted-average remaining lease term (years)	4.3	5.2
Weighted-average discount rate	9.84%	9.82%

Minimum future lease payments for operating leases in effect as of April 30, 2026, are as follows:

Operating Leases
For the year ending January 31,	(In thousands)
Remainder of 2027	$7,346
2028	9,513
2029	9,656
2030	9,979
2031	6,863
Thereafter	—
Remaining balance of lease payments	43,357

Short-term lease liabilities	6,557
Long-term lease liabilities	28,392
Total lease liabilities	34,949

Difference between undiscounted cash flows and discounted cash flows	$8,408

On July 23, 2024, the Company entered into a new lease agreement (the “Lease”) with Starboard Distribution Center, LLC which extended the Company’s tenancy at its 560,000 sq. ft. office, manufacturing and warehouse facility in Torrance, California. The Lease extended the tenancy for 65 months, covering the period from May 1, 2025 through September 30, 2030. Under the Lease, the monthly base rent was abated for the initial 5-month period from May 1, 2025 to September 30, 2025, then was set at $726,700 for October 1, 2025 through April 30, 2026, with subsequent increases of 3.5% every 12 months thereafter. The Lease also provides for a tenant improvement allowance of up to $1.7 million to be used by December 31, 2026. As of April 30, 2026, the Company has not drawn on the tenant improvement allowance. The Landlord has the right to terminate the Lease upon customary events of default.

Note 7. Debt
Outstanding balances for the Company’s long-term debt are as follows:

	4/30/2026	1/31/2026	4/30/2025
	(In thousands)
Revolving credit line	$—	$—	$—
Other	3,812	3,878	4,073
Total debt	3,812	3,878	4,073
Less current portion	271	269	261
Non-current portion	$3,541	$3,609	$3,812

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

The other material terms of the Credit Agreement as currently in effect include the following: (i) a revolving line of credit with a stated Maximum Revolving Advance Amount that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $10.0 million from January through June of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship ("ATS") inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal to $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum FCCR and limits on capital expenditures. The Company was in compliance with its debt covenants as of April 30, 2026.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $36.4 million was available for borrowing as of April 30, 2026. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate ("SOFR"). The interest rate at April 30, 2026 was 8.75%. The Company incurred a fee on the unused portion of the revolving line of credit at a rate of 0.25%. The Company did not have an outstanding balance under the Credit Agreement as of April 30, 2026.

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

In connection with this amendment, the Company incurred fees totaling $20,000 which were capitalized as deferred financing costs and are included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets.

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

The Company also carries a mortgage on a manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was approximately $3.8 million as of April 30, 2026.

Management believes that the carrying value of debt approximated fair value at April 30, 2026, as all of the long-term debt bears interest at variable rates based on prevailing market conditions, except the mortgage for the manufacturing building in Conway, Arkansas.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $230,000, $231,000 and $216,000 as of April 30, 2026, January 31, 2026 and April 30, 2025, respectively, are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. The net change in the valuation allowance for the three months ended April 30, 2026 and 2025 was a decrease of $1,000 and $20,000, respectively.

For the three months ended April 30, 2026 and 2025, the effective income tax rates were 25.0% and 26.4%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

As of April 30, 2026 and 2025, income taxes payable of $242,000 and $237,000, respectively, were included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

The January 31, 2023 and subsequent fiscal years remain open for examination by the IRS and some state jurisdictions. The January 31, 2022 and subsequent fiscal years remain open for the remaining state jurisdictions. The Company is not currently under federal or state examination.

Note 9. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands, except per share data)
Net (loss) income	$(2,777)	$732

Weighted average shares of common stock outstanding - basic	15,732	15,757
Dilutive effect of common stock equivalents from equity incentive plans	—	16
Weighted average shares of common stock outstanding - diluted	15,732	15,773

Net (loss) income per share - basic	$(0.18)	$0.05
Net (loss) income per share - diluted	$(0.18)	$0.05
There were 23,000 anti-dilutive shares excluded from the computation of diluted earnings per share for the three months ended April 30, 2026.

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock awards. Restricted stock awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During the three months ended April 30, 2026, the Company granted zero awards, vested zero shares according to their terms and forfeited zero shares under the 2019 Plan. As of April 30, 2026, there were approximately 498,856 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of income:

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands)
Cost of goods sold	$—	$—
Selling, general and administrative expenses	47	63
Total stock-based compensation expense	$47	$63

As of April 30, 2026, there was $16,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized in one month.

Note 11. Retirement Plans

The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (“Employee Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2026, benefit accruals under the Employee Plan were frozen effective December 31, 2003. There is no service cost incurred under the Employee Plan.

The Company also provides a supplementary retirement plan for certain key employees, the Virco Important Performers Retirement Plan (“VIP Plan”). As more fully described in the Annual Report on Form 10-K for the year ended January 31, 2026, benefit accruals under the VIP Plan were frozen effective December 31, 2003. There is no service cost incurred under the VIP Plan.

In September 2025, the Company’s Board of Directors approved the termination of the VIP Plan. The termination became effective on November 1, 2025. The VIP Plan’s benefit obligation is expected to be settled by offering lump sum distributions to participants funded by the liquidation of assets held in a rabbi trust during the fourth quarter of the fiscal year ending January 31, 2027. Pension settlement charges related to the VIP Plan termination, which include the recognition of VIP Plan gains or losses recorded within accumulated other comprehensive (loss) income on the Company’s unaudited condensed consolidated balance sheets, are currently expected to be recognized during the fourth quarter of the fiscal year ending January 31, 2027. The Company anticipates that the termination will not materially impact the Company's consolidated financial statements.

As of April 30, 2026, rabbi trust assets of $6.7 million are included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets and are expected to be liquidated to fund the settlement of the VIP Plan pension obligation during the fourth quarter of the fiscal year ending January 31, 2027. Management intends to hold the remaining rabbi trust assets as long-term investments and as such they are included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets. As of April 30, 2025, assets held in the rabbi trust were included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets.

As of April 30, 2026, accrued pension liabilities related to the Employee Plan and the VIP Plan totaled $7.2 million, of which $6.3 million was included in accrued compensation and employee benefits and $0.9 million was included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets. As of April 30, 2025, accrued pension liabilities related to these plans totaled $6.7 million, of which $0.4 million was included in accrued compensation and employee benefits and $6.3 million was included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the net periodic pension cost for the Employee Plan and the VIP Plan:

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands)
Service cost	$—	$—
Interest cost	272	325
Expected return on plan assets	(229)	(208)
Plan settlement	—	—
Amortization of prior service cost	44	—
Recognized net actuarial gain	(276)	(90)
Pension (benefit) cost	$(189)	$27

401(k) Retirement Plan

The Company’s 401(k) retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At April 30, 2026 and 2025, the plan held 1,112,598 shares and 1,063,340 shares of Virco stock, respectively. For the three months ended April 30, 2026 and 2025, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $455,000 and $545,000, respectively.
Note 12. Warranty

Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The modification is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. As of April 30, 2026 and 2025, the related accrual totaled $500,000, of which $150,000 was included in other accrued liabilities and $350,000 was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of the Company’s warranty claim activity:

	Three Months Ended
	4/30/2026	4/30/2025
	(In thousands)
Beginning balance	$500	$500
Provision	34	43
Costs incurred	(34)	(43)
Ending balance	$500	$500

Note 13. Commitments and Contingencies

The Company has a self-insured retention for product liability losses up to $150,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $150,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the self-insurance retention or deductible up to a limit of $30.0 million. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value. As of April 30, 2026, the related accrual totaled $1.5 million, of which $120,000 was included in other accrued liabilities and $1.4 million was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of April 30, 2025, the accrual totaled $1.4 million, of which $120,000 was included in other accrued liabilities and $1.3 million was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. Subsequently, in March 2026, the U.S. Court of International Trade ("CIT") issued orders directing U.S. Customers and Border Protection ("CBP") to process related refunds. In response to these rulings, CBP launched a refund claims process for qualifying importers. Since the IEEPA tariffs were first imposed in February 2025, the Company has paid approximately $1.0 million in IEEPA tariffs, and it has now begun the process of requesting refunds of eligible amounts paid. As of April 30, 2026, the Company has not recognized any tariff refunds in its unaudited condensed consolidated financial statements because the Company was unable to assert that the realization of such recovery is probable as of such date, due to uncertainties surrounding the refund process and collectability of claims. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any portion of the requested refunds.

Note 14. Delivery Costs

For the three months ended April 30, 2026 and 2025, shipping and classroom delivery costs of approximately $3.5 million and $3.4 million, respectively, were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Note 15. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	4/30/2026	1/31/2026	4/30/2025
	(In thousands)
Land	$3,731	$3,731	$3,731
Land improvements	706	706	706
Buildings and building improvements	52,059	52,059	52,050
Machinery and equipment	123,821	123,179	121,400
Leasehold improvements	649	649	657
Property, plant and equipment, gross	180,966	180,324	178,544
Less accumulated depreciation and amortization	(147,220)	(145,746)	(142,062)
Property, plant and equipment, net	$33,746	$34,578	$36,482

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $1.2 million for the three months ended April 30, 2026 and 2025. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $0.3 million for the three months ended April 30, 2026 and 2025.

Note 16. Segment Information

The Company operates in one segment and has one reportable segment. The Company determines operating segments based on how its Chief Operating Decision Maker (“CODM”) manages the business, makes operating decisions around the allocation of resources, and evaluates operating performance. The Company’s CODM is its Senior Executives, who regularly review the Company’s operating results on a consolidated basis.

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

Note 17. Subsequent Events

On June 2, 2026, the Company’s Board of Directors declared a cash dividend for the Company’s second fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on July 10, 2026 to stockholders of record of the common stock as of the close of business on June 19, 2026. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

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

During the three months ended April 30, 2026, the Company experienced a decrease in net sales of 9.1% compared to the same period in the prior fiscal year. Net sales for the three months ended April 30, 2025 were favorably impacted by a series of disaster recovery and counter-seasonal shipments totaling approximately $2.7 million, compared to approximately $190,000 of such shipments in the three months ended April 30, 2026. Excluding this series of shipments, net sales for the three months ended April 30, 2026 decreased by 1.7%.

The current dynamic macroeconomic environment and uncertainty surrounding state and local governments' budget and spending levels have adversely affected the demand for the Company's school furniture. As of April 30, 2026, the Company’s shipments plus backlog was approximately 2% lower than as of the same date last year. Despite these macroeconomic headwinds, incoming order rates have begun to normalize, with the Company's order backlog at April 30, 2026 comparable to the backlog at April 30, 2025. Management has moderated production levels and will continue to monitor incoming order rates in pursuit of an appropriate balance between on-time summer deliveries and inventory investment. The Company believes that the majority of the current backlog will be delivered and recognized as revenue during June, July and August of the current fiscal year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2026, the Company’s revenue growth since 2023 was partly a result of the delayed recovery from COVID-related school closures and subsequent supply-chain disruptions. Management cautions that future growth rates are unlikely to match those of the past several years. As with the unpredictable outcomes of school closures, supply chain disruptions, and school funding decisions, future events beyond the Company’s control—such as tariffs, trade realignments and geopolitical conflicts—may have both negative and positive impacts on the Company’s revenue and operating margins. Management intends to position the Company to respond to these uncertainties by continuing to reinvest in operating systems, employee training, and customer development and retention. Management estimates that more than 85% of public school funding and virtually all bond-funded new-school construction derives from state and local sources.

Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets, resulting in higher material and transportation costs. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility has also contributed to higher transportation and logistics costs. These events are expected to impact material costs during the fiscal year ending January 31, 2027. Although the Company increased product prices slightly in fiscal 2027 to offset higher costs, it may not be able to fully pass through increases in raw materials, transportation, and energy, including steel and plastics.

Beginning in 2025, the United States implemented and proposed significant changes to trade policies, including broad-based tariffs on imports from certain countries and product categories under the International Emergency Economic Powers Act (“IEEPA”). These actions included tariffs on imports from Canada, Mexico, and China, as well as higher tariffs on steel, aluminum, and certain manufactured goods, including furniture. As a result, U.S. tariff rates increased to their highest levels in decades. Tariffs have also been used as a policy tool in trade negotiations and in connection with broader geopolitical objectives. These tariffs increased the cost of imported components and materials during the fiscal year ended January 31, 2026.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were unconstitutional. Subsequently, in March 2026, the U.S. Court of International Trade ("CIT") issued orders directing U.S. Customers and Border Protection ("CBP") to process related refunds. In response to these rulings, CBP launched a refund claims process for qualifying importers. Since the IEEPA tariffs were first imposed in February 2025, the Company has paid approximately $1.0 million in related tariffs and has now begun the process of requesting refunds of eligible amounts paid. As of April 30, 2026, the Company has not recognized any tariff refunds in its unaudited condensed consolidated financial statements because the Company was unable to assert that the realization of such recovery is probable as of such date, due to uncertainties surrounding the refund process and collectability of claims. Should the circumstances surrounding the refund process become more certain and the likelihood of collection become probable, we may recognize a receivable for the amount of the IEEPA tariffs paid. We may also be entitled to interest on the amounts recovered. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any portion of the requested refunds.

The short- and mid-term impacts of trade uncertainties could adversely affect the Company’s operating results and financial condition in future periods. For more information on risks to the Company’s business caused by the recent changes in macro-economic conditions, please see "Part 1, Item 1A. Risk Factors—Industry and Economic Risks” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Three Months Ended April 30, 2026

For the three months ended April 30, 2026, the Company incurred a net loss of $2.8 million on sales of $30.7 million, compared to net income of $0.7 million on sales of $33.8 million in the same period of the prior year. Sales for the three months ended April 30, 2026 decreased by approximately $3.1 million or 9.1%, compared to the prior year. First quarter sales in the prior year were boosted by the previously noted disaster recovery orders, which contributed approximately $2.7 million in additional shipments compared to approximately $190,000 during the first fiscal quarter this year. Excluding these shipments, net sales for the current period decreased by 1.7%, driven by the current dynamic macroeconomic environment and uncertainty surrounding state and local governments' budget and spending levels, which adversely affected the demand for the Company's products.

Cost of goods sold was 58.6% of net sales for the quarter ended April 30, 2026, compared to 52.5% for the same quarter last year. Gross margin for the first quarter was 41.4% compared to 47.5% in the prior year. Gross margin declined in the current period primarily due to lower sales volume, partially offset by a slight reduction in manufacturing spending. The Company reduced production levels in order to maintain control over inventory levels. Lower production levels resulted in a slightly unfavorable overhead variance. The material portion of our costs as a percentage of sales was 31.9% for the quarter ended April 30, 2026 and 29.8% for the same quarter last year, reflecting effects of the ongoing conflict in the Middle East.

Selling, general and administrative ("SG&A") expenses for the three months ended April 30, 2026 increased by $0.2 million. SG&A expenses as a percentage of sales for the three months ended April 30, 2026 were 53.3% compared to 47.7% in the same period last year. This increase was the result of changes to product mix, as business shifted to a higher percentage of full service deliveries. Full service delivery orders are more service oriented and as such the associated expenses are recorded in SG&A instead of cost of sales. Additionally, a certain portion of SG&A is fixed in nature and as such does not fluctuate with sales volume.

The Company holds equity securities in a rabbi trust to fund benefits under its Virco Important Performers Retirement Plan ("VIP Plan"). The Company recorded approximately $0.1 million of unrealized loss and $1.2 million of unrealized gain during the three months ended April 30, 2026 and 2025, respectively.

During the quarter ended April 30, 2026, the Company recorded approximately $189,000 in net pension benefit, compared to $27,000 in pension expense in the same period last year. As a result of the expected settlement of the VIP Plan during the fourth quarter of the fiscal year ending January 31, 2027, the Company recognized increased amortization of actuarial gains previously recorded in accumulated other comprehensive (loss) income.

For the three months ended April 30, 2026 and 2025, the effective income tax rates were 25.0% and 26.4%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences.

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

Accounts receivable increased by $2.7 million at April 30, 2026 compared to last year. The increase is primarily due to a the timing of customer payments and collections around the fiscal quarter end, offset by lower sales in the current year.

Inventory decreased by $5.7 million at April 30, 2026 compared to last year. The decrease is primarily driven by lower production levels, offset slightly by higher material costs. Management moderated production levels in order to maintain control over inventory levels.

Accrual basis capital expenditures for the three months ended April 30, 2026 were $0.6 million compared to $1.6 million for the same period last year. Capital expenditures are being financed through the Company's operating cash flow and are restricted to $8.0 million per year by covenant.

Despite recording a net loss for the three months ended April 30, 2026, the Company improved net cash used in operating activities by $9.7 million compared to the same period last year. Moderation of production and inventory levels led to favorable cash flow activity for inventories and accounts payable compared to last year. For the three months ended April 30, 2026, the Company spent $0.7 million for capital expenditures, issued $0.4 million of cash dividends and spent $0.2 million to repurchase 31,598 shares of its common stock. As of April 30, 2026, $7.0 million was authorized by the Board and available for repurchase of shares by the Company, subject to the restrictions on share repurchases under its Credit Agreement with PNC Bank, National Association ("PNC"). The Company may elect to opportunistically purchase shares based on excess cash generation and share price considerations.

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

On April 9, 2025, the Company entered into Amendment No. 6 to the Credit Agreement with PNC, which established a new category of permitted share repurchases in an amount up to $7.5 million. The share repurchases under the new category were required to occur during the fiscal year ending January 31, 2026, may not occur while any Default or Event of Default exists or would result from such repurchases, and must be made solely from cash on hand and not from the proceeds of advances under the Credit Agreement. The permitted share repurchases under this new category were also not counted as “Restricted Payments” when calculating the Company’s compliance with the Fixed Charge Coverage Ratio ("FCCR") covenants in the Credit Agreement.

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

In connection with this amendment, the Company incurred fees totaling $20,000 which were capitalized as deferred financing costs and are included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets.

The Company is subject to risks and uncertainties arising from general economic conditions, changes in raw material costs, and supply chain disruptions, which could adversely affect its operations and financial flexibility. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2026, under the caption "Item 1A. Risk Factors—Strategic and Operational Risks”. The Company was in compliance with all financial covenants as of April 30, 2026. As of that date, the Company had no outstanding borrowings under its credit facility.

The Company believes that cash flows from operations and cash on hand, together with the Company's unused borrowing capacity with PNC, will be sufficient to fund the Company's debt service requirements, capital expenditures and working capital needs for the next twelve months.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are outlined in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2026, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2026, including under the caption "Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of April 30, 2026. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider and evaluate the information in this Quarterly Report and the risk factors set forth under the caption “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on April 8, 2026. The risk factors associated with the Company's business have not materially changed compared to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the repurchases of our common stock during the fiscal quarter ended April 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (b)

February 2026	—	—	—	$7,190,210

March 2026	—	—	—	$7,190,210

April 2026	31,598	$6.01	31,598	$7,000,237

Total	31,598		31,598

(a) The average price paid per share includes any broker commissions.
(b) The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, including by entering into Rule 10b5-1 trading plans. The timing and actual number of shares repurchased will depend on a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements and other general business considerations. The repurchase program has no time limit. The actual dollar value of shares that may be repurchased in any fiscal year plus cash dividends during such fiscal year is also limited under our Credit Agreement with PNC, as further discussed above under “Note 7. Debt” to our unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
31.1	Certification of Robert A. Virtue, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bassey Yau, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

VIRCO MFG. CORPORATION
Date: June 3, 2026	By:	/s/ Bassey Yau
Bassey Yau
Sr. Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)