Form 10-Q
period 2026-07-31
VIRCO MFG CORPORATION
filed 2026-09-04
CIK 751365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2026

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

The number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, $.01 par value — 15,763,815 shares as of September 4, 2026.

PART I. Financial Information
Item 1. Financial Statements

Virco Mfg. Corporation
Unaudited Condensed Consolidated Balance Sheets

	7/31/2026	1/31/2026	7/31/2025
	(In thousands)

Assets
Current assets
Cash	$9,212	$14,437	$2,610
Trade accounts receivable, net	45,560	13,590	46,817
Income tax receivable	4,237	3,863	—
Inventories	53,032	56,735	59,866
Prepaid expenses and other current assets	10,568	10,104	2,592
Total current assets	122,609	98,729	111,885
Non-current assets
Property, plant and equipment, net	33,396	34,578	36,120
Operating lease right-of-use assets	27,396	30,415	33,019
Deferred income tax assets, net	3,594	5,437	5,847
Other assets, net	5,171	5,020	11,770
Total assets	$192,166	$174,179	$198,641
Liabilities
Current liabilities
Accounts payable	$20,034	$7,393	$17,069
Accrued compensation and employee benefits	12,850	11,434	6,856
Income tax payable	—	—	14
Current portion of long-term debt	274	269	263
Current portion of operating lease liability	6,623	6,490	4,790
Other accrued liabilities	8,714	6,396	8,747
Total current liabilities	48,495	31,982	37,739
Non-current liabilities
Long-term debt, less current portion	3,471	3,609	3,745
Operating lease liability, less current portion	26,672	30,006	33,096
Other long-term liabilities	3,054	2,651	8,685
Total non-current liabilities	33,197	36,266	45,526
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock:
Authorized 3,000,000 shares, $0.01 par value; none issued or outstanding	—	—	—
Common stock:
Authorized 25,000,000 shares, $0.01 par value; issued and outstanding 15,763,815 shares at 7/31/2026, 15,761,141 shares at 1/31/2026, and 15,761,141 shares at 7/31/2025	157	157	157
Additional paid-in capital	113,669	113,761	113,667
(Accumulated deficit) retained earnings	(2,827)	(7,875)	1,264
Accumulated other comprehensive (loss) income	(525)	(112)	288
Total stockholders’ equity	110,474	105,931	115,376
Total liabilities and stockholders’ equity	$192,166	$174,179	$198,641

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands, except per share data)
Net sales	$87,466	$92,086	$118,158	$125,840
Cost of goods sold	52,453	51,212	70,450	68,946
Gross profit	35,013	40,874	47,708	56,894
Selling, general and administrative expenses	24,466	25,503	40,821	41,617
Operating income	10,547	15,371	6,887	15,277
Unrealized (gain) loss on investment in trust account	(656)	968	(529)	(207)
Pension (benefit) expense	(203)	27	(392)	54
Interest expense, net	170	205	276	265
Income before income taxes	11,236	14,171	7,532	15,165
Income tax expense	2,623	3,985	1,696	4,247
Net income	$8,613	$10,186	$5,836	$10,918

Cash dividends declared per common share:	$0.025	$0.025	$0.050	$0.050

Net income per common share:
Basic	$0.55	$0.65	$0.37	$0.69
Diluted	$0.55	$0.65	$0.37	$0.69
Weighted average shares of common stock outstanding:
Basic	15,734	15,741	15,733	15,749
Diluted	15,737	15,743	15,735	15,750

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands)

Net income	$8,613	$10,186	$5,836	$10,918
Other comprehensive loss:
Pension adjustments (net of tax adjustment of $(70) and $(23) for the three months, and $(139) and $(46) for the six months ended July 31, 2026 and 2025, respectively)	(206)	(67)	(413)	(134)
Net comprehensive income	$8,407	$10,119	$5,423	$10,784

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	7/31/2026	7/31/2025
	(In thousands)
Operating activities
Net income	$5,836	$10,918
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,913	3,086
Non-cash lease (benefit) expense	(182)	2,780
Provision for credit losses	30	30
Amortization of debt issuance costs	76	68
Deferred income taxes	1,981	20
Stock-based compensation	98	114
Amortization of net actuarial gain for pension plans	(552)	(180)
Non-cash unrealized gain on investment	(529)	(207)
Surrender of life insurance policies	—	(300)
Changes in operating assets and liabilities:
Trade accounts receivable	(32,000)	(33,843)
Inventories	3,702	(4,219)
Income taxes	(362)	4,130
Prepaid expenses and other assets	(161)	3
Accounts payable and accrued liabilities	16,337	1,774
Net cash used in operating activities	(2,813)	(15,826)
Investing activities
Purchases of property, plant and equipment	(1,301)	(3,816)
Proceeds from surrendering life insurance policies	—	300
Net cash used in investing activities	(1,301)	(3,516)
Financing activities
Repayment of long-term debt	(133)	(128)
Common stock repurchased	(190)	(4,000)
Cash dividends paid	(788)	(787)
Net cash used in financing activities	(1,111)	(4,915)
Net decrease in cash	(5,225)	(24,257)
Cash at beginning of period	$14,437	$26,867
Cash at end of period	$9,212	$2,610

Supplemental disclosures of cash flow information:
Property, plant and equipment acquired and not yet paid at end of period	$627	$716
Cash paid during the period for interest, net of interest income	$205	$265
Cash paid during the period for income taxes, net of refunds	$58	$104

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

	Three-Month Period Ended July 31, 2026
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at April 30, 2026	15,729,543	$157	$113,618	$(11,046)	$(319)	$102,410
Net income	—	—	—	8,613	—	8,613
Cash dividends	—	—	—	(394)	—	(394)
Pension adjustments	—	—	—	—	(206)	(206)
Shares vested and others	34,272	—	—	—	—	—
Stock compensation expense	—	—	51	—	—	51
Stock repurchased	—	—	—	—	—	—
Balance at July 31, 2026	15,763,815	$157	$113,669	$(2,827)	$(525)	$110,474

	Three-Month Period Ended July 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at April 30, 2025	15,738,138	$157	$113,616	$(8,528)	$355	$105,600
Net income	—	—	—	10,186	—	10,186
Cash dividends	—	—	—	(394)	—	(394)
Pension adjustments	—	—	—	—	(67)	(67)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	51	—	—	51
Stock repurchased	—	—	—	—	—	—
Balance at July 31, 2025	15,761,141	$157	$113,667	$1,264	$288	$115,376

	Six-Month Period Ended July 31, 2026
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 31, 2026	15,761,141	$157	$113,761	$(7,875)	$(112)	$105,931
Net income	—	—	—	5,836	—	5,836
Cash dividends	—	—	—	(788)	—	(788)
Pension adjustments	—	—	—	—	(413)	(413)
Shares vested and others	34,272	—	—	—	—	—
Stock compensation expense	—	—	98	—	—	98
Stock repurchased	(31,598)	—	(190)	—	—	(190)
Balance at July 31, 2026	15,763,815	$157	$113,669	$(2,827)	$(525)	$110,474

See accompanying notes to unaudited condensed consolidated financial statements.

Virco Mfg. Corporation
Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity

	Six-Month Period Ended July 31, 2025
	Common Stock
In thousands, except share data	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder's Equity
Balance at January 31, 2025	16,087,082	$161	$117,549	$(8,867)	$422	$109,265
Net income	—	—	—	10,918	—	10,918
Cash dividends	—	—	—	(787)	—	(787)
Pension adjustments	—	—	—	—	(134)	(134)
Shares vested and others	23,003	—	—	—	—	—
Stock compensation expense	—	—	114	—	—	114
Stock repurchased	(348,944)	(4)	(3,996)	—	—	(4,000)
Balance at July 31, 2025	15,761,141	$157	$113,667	$1,264	$288	$115,376

See accompanying notes to unaudited condensed consolidated financial statements.

VIRCO MFG. CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
July 31, 2026
Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2027. The balance sheet at January 31, 2026 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. All references to the “Company”, “we” and “our” refer to Virco Mfg. Corporation and its subsidiaries.

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

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. In December 2025, the FASB issued this ASU which clarifies the guidance in Topic 270 and provides a comprehensive list of required interim disclosures. The amendments also establish a disclosure principle requiring entities to disclose events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect that this guidance will have a material impact on our consolidated financial statements and disclosures.

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

The Company generates revenue primarily by manufacturing and distributing products through resellers and selling directly to customers. Control transfers to both resellers and direct customers at a point in time when the delivery process is complete as determined by the corresponding shipping terms. Therefore, we do not consider them to be meaningfully different revenue streams given similarities in the nature of the products, performance obligation and distribution processes. Sales are predominately in the United States and to a similar class of customer. We do not manage or evaluate the business based on product line or any other discernable category.

Note 5. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using standard costs, which approximate a first-in, first-out ("FIFO") basis, and includes material, labor, and factory overhead. The Company reviews standard costs of raw materials, work-in-process and finished goods on a periodic basis to ensure that its inventories approximate current actual costs. The Company records valuation adjustments for the excess cost of the inventory over its estimated net realizable value. Valuation adjustments for slow-moving and obsolete inventory involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company's financial condition or results of operations. Valuation adjustments for slow-moving and obsolete inventory are calculated using an estimated percentage applied to inventories based on a physical inspection of the product in connection with a physical inventory, a review of slow-moving products and component stage, inventory category, historical and forecasted consumption of sales, and consideration of active marketing programs. The market for educational furniture is traditionally driven by value, and the Company has not typically incurred material obsolescence expenses. If market conditions are less favorable than those anticipated by management, additional valuation adjustments may be required. The Company records the cost of excess capacity as a period expense, not as a component of capitalized inventory valuation.

The following table presents a breakdown of the Company’s inventories:

	7/31/2026	1/31/2026	7/31/2025
	(In thousands)
Finished goods	$22,017	$21,923	$23,317
Work in process	17,154	20,084	23,133
Raw materials	13,861	14,728	13,416
Total inventories	$53,032	$56,735	$59,866

Note 6. Leases

As more fully described in the Form 10-K, the Company has operating leases on real property, equipment and automobiles, expiring at various dates through fiscal year 2031. The Company has an operating lease for its corporate office and manufacturing and distribution facility located in Torrance, California, currently with a remaining lease term through September 2030.

The quantitative information regarding our leases is as follows:

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands, except lease term and discount rate)
Operating lease cost	$2,301	$2,359	$4,613	$4,717
Short-term lease cost	118	112	236	230
Sublease income	(10)	(10)	(20)	(20)
Variable lease cost	404	109	801	382
Total lease cost	$2,813	$2,570	$5,630	$5,309

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities			$4,795	$1,936
Right-of-use assets obtained in exchange for new lease liabilities			$—	$331
Weighted-average remaining lease term (years)			4.1	5.0
Weighted-average discount rate			9.85%	9.83%

Minimum future lease payments for operating leases in effect as of July 31, 2026 are as follows:

Operating Leases
For the year ending January 31,	(In thousands)
Remainder of 2027	$4,846
2028	9,513
2029	9,656
2030	9,979
2031	6,863
Thereafter	—
Remaining balance of lease payments	40,857

Short-term lease liabilities	6,623
Long-term lease liabilities	26,672
Total lease liabilities	33,295

Difference between undiscounted cash flows and discounted cash flows	$7,562

On July 23, 2024, the Company entered into a new lease agreement (the “Lease”) with Starboard Distribution Center, LLC which extended the Company’s tenancy at its 560,000 sq. ft. office, manufacturing and warehouse facility in Torrance, California. The Lease extended the tenancy for 65 months, covering the period from May 1, 2025 through September 30, 2030. Under the Lease, the monthly base rent was abated for the initial 5-month period from May 1, 2025 to September 30, 2025, then was set at $726,700 for October 1, 2025 through April 30, 2026, with subsequent increases of 3.5% every 12 months thereafter. The Lease also provides for a tenant improvement allowance of up to $1.7 million to be used by December 31, 2026. As of July 31, 2026, the Company has received approximately $134,000 in reimbursements under the tenant improvement allowance. The Landlord has the right to terminate the Lease upon customary events of default.

Note 7. Debt
Outstanding balances for the Company’s long-term debt are as follows:

	7/31/2026	1/31/2026	7/31/2025
	(In thousands)
Revolving credit line	$—	$—	$—
Other	3,745	3,878	4,008
Total debt	3,745	3,878	4,008
Less current portion	274	269	263
Non-current portion	$3,471	$3,609	$3,745

The Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”), have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). The Credit Agreement was amended numerous times since its origination in December 2011.

The Credit Agreement permits the Company to issue cash dividends or make payments with respect to the Company’s capital stock in an aggregate amount up to $8.0 million during any fiscal year, provided that no default shall have occurred or is continuing or would result from any such payment, and the Company must demonstrate pro forma compliance with a 12-month trailing Fixed Charge Coverage Ratio ("FCCR") of not less than 1.20:1.00 as of the fiscal quarter immediately preceding the date of any such dividend or payment. The Credit Agreement also requires the Company to maintain a minimum FCCR, and contains numerous other covenants that limit under certain circumstances the ability of the Borrowers and their subsidiaries to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, sell assets outside of the ordinary course of business, enter into transactions with affiliates, or substantially change the general nature of the business of the Borrowers.

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

The other material terms of the Credit Agreement in effect during the fiscal quarter (but prior to Amendment No. 8 discussed below) include the following: (i) a revolving line of credit with a stated Maximum Revolving Advance Amount that is subject to a borrowing base limitation and generally provides for advances of up to 85% of eligible accounts receivable, plus a percentage equal to the lesser of 60% of the value of eligible inventory or 85% of the liquidation value of eligible inventory, plus $10.0 million from January through June of each year, minus undrawn amounts of letters of credit and reserves; (ii) inventory sublimit of $35.0 million and assemble-to-ship ("ATS") inventory sublimit of $15.0 million during the months of May through August; and (iii) an equipment loan of $2.0 million. The Credit Agreement is secured by substantially all of the Borrowers’ personal property and certain of the Borrowers’ real property. The Credit Agreement is subject to certain prepayment penalties upon early termination. Prior to the maturity date, principal amounts outstanding under the Credit Agreement may be repaid and reborrowed at the option of the Borrowers without premium or penalty, subject to borrowing base limitations, seasonal adjustments and certain other conditions, including reduced borrowings under the revolving line to less than or equal to $10.0 million for a period of 30 consecutive days during the fourth quarter of each fiscal year. The Credit Agreement also contains certain financial covenants, including covenants requiring a minimum FCCR and limits on capital expenditures. The Company was in compliance with its debt covenants as of July 31, 2026.

The Company's revolving line of credit with PNC is structured to provide seasonal credit availability during the Company's peak summer season. Approximately $57.0 million was available for borrowing as of July 31, 2026. The interest rate is determined as a sum of the applicable margin rate, which is 3.00% from January through July and 2.50% from August through December, plus the Secured Overnight Financing Rate ("SOFR"). The interest rate at July 31, 2026 was 8.25%. The Company incurred a fee on the unused portion of the revolving line of credit at a rate of 0.25%. The Company did not have an outstanding balance under the Credit Agreement as of July 31, 2026.

Subsequent to the quarter ended July 31, 2026, the Company entered into Amendment No. 8 to the Credit Agreement with PNC, which amended the Credit Agreement to reflect the following material changes effective as of September 3, 2026:

•The maximum revolving advance amount under the Credit Agreement was changed to $40.0 million, replacing a schedule of maximum amounts that varied by calendar month. The Company may also request increases to the maximum revolving advance amount up to a cap of $60.0 million in minimum increments of $5.0 million, subject to lender consent and customary conditions.
•The term of the Credit Agreement was extended from April 15, 2027 to September 3, 2031.
•The receivables advance rate was increased from 85% to 90% of "Eligible Receivables" (as defined in the Credit Agreement).
•A new equipment loan sublimit of up to $3.0 million was added for equipment purchases, advanced at 85% of net invoice cost for new equipment or 80% for used equipment.
•The required minimum FCCR was reduced from 1.10 to 1.00, and the requirement was changed to a springing covenant tested only if excess availability falls below 17.5% of the maximum revolving advance amount or during an event of default.
•The financial test for restricted payments (dividends/share repurchases) was modified to require both 30-day and pro forma excess availability to exceed 25%, or such targets are reduced to 17.5% if the Company maintains a pro forma FCCR of 1.05 to 1.00. The aggregate limit on restricted payments remains unchanged at $8.0 million during any fiscal year.

In connection with this amendment, the Company incurred fees totaling $60,000 which will be capitalized as deferred financing costs included in other assets on the next quarter's unaudited condensed consolidated balance sheets.

The Company also carries a mortgage on a manufacturing building in Conway, Arkansas. The original note was dated August 2017 with a principal balance of $5.8 million, at a fixed rate of 4.0% per year and 20-year term. The outstanding amount under this note was approximately $3.7 million as of July 31, 2026.

Management believes that the carrying value of debt approximated its fair value at July 31, 2026.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. As a part of this evaluation, the Company assesses all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, the availability of tax carrybacks, tax-planning strategies, and results of recent operations, to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. Valuation allowances of $254,000, $231,000 and $216,000 as of July 31, 2026, January 31, 2026 and July 31, 2025, respectively, are needed for certain state net operating loss carryforwards to reduce the carrying amount of deferred tax assets to an amount that is more likely than not to be realized. The net change in the valuation allowance for the three months ended July 31, 2026 was an increase of $24,000, compared to no change for July 31, 2025. The net change in the valuation allowance for the six months ended July 31, 2026 and 2025 was an increase of $23,000 and a decrease of $20,000, respectively.

For the three months ended July 31, 2026 and 2025, the effective income tax rates were 23.3% and 28.1%, respectively. For the six months ended July 31, 2026 and 2025, the effective income tax rates were 22.5% and 28.0%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

As of July 31, 2026 income taxes payable of $239,000 were included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets. As of July 31, 2025, income taxes payable of $257,000 and $14,000 were included in other long-term liabilities and income tax payable, respectively, on the accompanying unaudited condensed consolidated balance sheets.

The January 31, 2023 and subsequent fiscal years remain open for examination by the IRS and some state jurisdictions. The January 31, 2022 and subsequent fiscal years remain open for the remaining state jurisdictions. The Company is not currently under federal or state examination.

Note 9. Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands, except per share data)
Net income	$8,613	$10,186	$5,836	$10,918

Weighted average shares of common stock outstanding - basic	15,734	15,741	15,733	15,749
Dilutive effect of common stock equivalents from equity incentive plans	3	2	2	1
Weighted average shares of common stock outstanding - diluted	15,737	15,743	15,735	15,750

Net income per share - basic	$0.55	$0.65	$0.37	$0.69
Net income per share - diluted	$0.55	$0.65	$0.37	$0.69

Note 10. Stock-Based Compensation

Stock Incentive Plan

Under the Company's 2019 Omnibus Equity Incentive Plan (the “2019 Plan”), the Company may grant an aggregate of up to 1,000,000 shares to its employees and non-employee directors in the form of restricted stock awards. Restricted stock awards granted under the 2019 Plan are expensed ratably over the vesting period of the awards. The Company determines the fair value of its restricted stock awards and related compensation expense as the difference between the market value of the awards on the date of grant less the exercise price of the awards granted. During the three and six months ended July 31, 2026, the Company granted 34,272 awards, vested 23,003 shares according to their terms and forfeited zero shares under the 2019 Plan. As of July 31, 2026, there were approximately 464,584 shares available for future issuance under the 2019 Plan.

The following table summarizes the stock-based compensation expense related to restricted stock units and awards recognized in the Company's statements of income:

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands)
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative expenses	51	51	98	114
Total stock-based compensation expense	$51	$51	$98	$114

As of July 31, 2026, there was $177,000 of unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over ten months.

Note 11. Retirement Plans

The Company and its subsidiaries cover certain employees under a noncontributory defined benefit retirement plan, entitled the Virco Employees’ Retirement Plan (“Employee Plan”). As more fully described in the Form 10-K, benefit accruals under the Employee Plan were frozen effective December 31, 2003. There is no service cost incurred under the Employee Plan.

The Company also provides a supplementary retirement plan for certain key employees, the Virco Important Performers Retirement Plan (“VIP Plan”). As more fully described in the Form 10-K, benefit accruals under the VIP Plan were frozen effective December 31, 2003. There is no service cost incurred under the VIP Plan.

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

As of July 31, 2026, rabbi trust assets of $7.1 million are included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheets and are expected to be liquidated to fund the settlement of the VIP Plan pension obligation during the fourth quarter of the fiscal year ending January 31, 2027. Management intends to hold the remaining rabbi trust assets as long-term investments and as such they are included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets. As of July 31, 2025, assets held in the rabbi trust were included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets.

As of July 31, 2026, accrued pension liabilities related to the Employee Plan and the VIP Plan totaled $7.2 million, of which $6.3 million was included in accrued compensation and employee benefits and $0.9 million was included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets. As of July 31, 2025, accrued pension liabilities related to these plans totaled $6.7 million, of which $0.4 million was included in accrued compensation and employee benefits and $6.3 million was included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes the net periodic pension cost for the Employee Plan and the VIP Plan:

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	272	325	544	650
Expected return on plan assets	(243)	(208)	(472)	(416)
Plan settlement	—	—	—	—
Amortization of prior service cost	44	—	88	—
Recognized net actuarial gain	(276)	(90)	(552)	(180)
Pension (benefit) expense	$(203)	$27	$(392)	$54

401(k) Retirement Plan

The Company’s 401(k) retirement plan, which covers all U.S. employees, allows participants to defer from 1% to 75% of their eligible compensation through a 401(k) retirement program. The plan includes Virco stock as one of the investment options. At July 31, 2026 and 2025, the plan held 1,153,940 shares and 1,097,691 shares of Virco stock, respectively. For the three months ended July 31, 2026 and 2025, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $456,000 and $469,000, respectively. For the six months ended July 31, 2026 and 2025, the compensation costs incurred for employer match, which are paid in the form of Company stock, were $911,000 and $1,014,000, respectively.
Note 12. Warranty

Effective February 1, 2014, the Company modified its warranty to a limited lifetime warranty. The modification is not anticipated to have a significant effect on warranty expense. Effective January 1, 2017, the Company modified the standard warranty offered on products sold after January 1, 2017 to provide specific warranty periods by product component, with no warranty period longer than ten years. The Company’s warranty is not a guarantee of service life, which depends upon events outside the Company’s control and may be different from the warranty period. The Company accrues an estimate of its exposure to warranty claims based upon both product sales data and an analysis of actual warranty claims incurred. As of July 31, 2026, the related accrual totaled $400,000, of which $150,000 was included in other accrued liabilities and $250,000 was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of July 31, 2025, the related accrual totaled $500,000, of which $150,000 was included in other accrued liabilities and $350,000 was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following is a summary of the Company’s warranty claim activity:

	Three Months Ended		Six Months Ended
	7/31/2026	7/31/2025	7/31/2026	7/31/2025
	(In thousands)
Beginning balance	$500	$500	$500	$500
Provision adjustments	(76)	33	(42)	76
Costs incurred	(24)	(33)	(58)	(76)
Ending balance	$400	$500	$400	$500

Note 13. Commitments and Contingencies

The Company has a self-insured retention for product liability losses up to $150,000 per occurrence, workers’ compensation liability losses up to $250,000 per occurrence, general liability losses up to $150,000 per occurrence and automobile liability losses up to $50,000 per occurrence. The Company has purchased insurance to cover losses in excess of the self-insurance retention or deductible up to a limit of $30.0 million. The Company has obtained an actuarial estimate of its total expected future losses for liability claims and recorded a liability equal to the net present value. As of July 31, 2026, the related accrual totaled $1.3 million, of which $120,000 was included in other accrued liabilities and $1.2 million was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of July 31, 2025, the accrual totaled $1.4 million, of which $120,000 was included in other accrued liabilities and $1.3 million was included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

The Company and its subsidiaries are defendants in various legal proceedings resulting from operations in the normal course of business. It is the opinion of management, in consultation with legal counsel, that the ultimate outcome of all such matters will not materially affect the Company’s financial position, results of operations or cash flows.

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") exceeded the President's authority. Subsequently, in March 2026, the U.S. Court of International Trade ("CIT") issued orders directing U.S. Customs and Border Protection ("CBP") to process related refunds. In response to these rulings, CBP launched a refund claims process for qualifying importers. Since the IEEPA tariffs were first imposed in February 2025, the Company has paid approximately $1.0 million in IEEPA tariffs, and it has begun the process of requesting refunds of eligible amounts paid. As of July 31, 2026, the Company has not recognized any tariff refunds in its unaudited condensed consolidated financial statements because the Company was unable to assert that the realization of such recovery is probable as of such date, due to uncertainties surrounding the refund process and collectability of claims. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any portion of the requested refunds.

Note 14. Delivery Costs

For the three months ended July 31, 2026 and 2025, shipping and classroom delivery costs of approximately $9.7 million and $10.0 million, respectively, were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

For the six months ended July 31, 2026 and 2025, shipping and classroom delivery costs of approximately $13.2 million and $13.4 million, respectively, were included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income.

Note 15. Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	7/31/2026	1/31/2026	7/31/2025
	(In thousands)
Land	$3,731	$3,731	$3,731
Land improvements	706	706	706
Buildings and building improvements	52,059	52,059	52,050
Machinery and equipment	124,903	123,179	122,538
Leasehold improvements	649	649	657
Property, plant and equipment, gross	182,048	180,324	179,682
Less accumulated depreciation and amortization	(148,652)	(145,746)	(143,562)
Property, plant and equipment, net	$33,396	$34,578	$36,120

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $1.1 million for the three months ended July 31, 2026 and 2025. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $0.3 million and $0.5 million for the three months ended July 31, 2026 and 2025, respectively.

Depreciation and amortization expenses related to property, plant and equipment recorded within cost of goods sold were $2.3 million for the six months ended July 31, 2026 and 2025. Depreciation and amortization expenses related to property, plant and equipment recorded within selling, general and administrative expenses were $0.6 million and $0.8 million for the six months ended July 31, 2026 and 2025, respectively.

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

Note 17. Subsequent Events

On September 3, 2026, the Company’s Board of Directors declared a cash dividend for the Company’s third fiscal quarter of
$0.025 on each outstanding share of common stock. The dividend is payable on October 9, 2026 to stockholders of record of the common stock as of the close of business on September 18, 2026. While the Company currently intends to pay future dividends on a quarterly basis, following review and approval by the Board of Directors, the declaration and payment of future dividends, as well as the amounts thereof, are subject to the discretion of the Board as well as restrictive covenants in the Company’s lending agreements. There can be no assurance that the Company will declare and pay dividends in future periods.

On September 3, 2026, the Company entered into Amendment No. 8 to its existing Credit Agreement with PNC. See "Note 7. Debt" above.

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

During the three and six months ended July 31, 2026, the Company experienced a decrease in net sales of 5.0% and 6.1%, respectively, compared to the same periods in the prior fiscal year. Net sales for the six months ended July 31, 2025 were favorably impacted by a series of disaster recovery and counter-seasonal shipments totaling approximately $2.8 million, compared to approximately $0.2 million of such shipments in the six months ended July 31, 2026. Excluding this series of shipments, net sales for the six months ended July 31, 2026 decreased by approximately 4%. Disaster recovery sales for the three months ended July 31, 2026 and 2025 did not materially impact the change in sales for those periods.

The current dynamic macroeconomic environment and uncertainty surrounding state and local governments' budget and spending levels have adversely affected the demand for the Company's school furniture. As of July 31, 2026, the Company’s shipments plus backlog was approximately 2% lower than as of the same date last year. Despite these macroeconomic headwinds, incoming order rates have begun to normalize, with the Company's order backlog at July 31, 2026 favorable to the backlog at July 31, 2025 by approximately 13%. Management has moderated production levels and will continue to monitor incoming order rates in pursuit of an appropriate balance between on-time customer deliveries and inventory investment. The Company believes that the majority of the current backlog will be delivered and recognized as revenue during the third quarter of the current fiscal year.

As discussed in the Risk Factors section of the Company’s Form 10-K for the fiscal year ended January 31, 2026, the Company’s revenue growth since 2023 was partly a result of the delayed recovery from COVID-related school closures and subsequent supply-chain disruptions. Management cautions that future growth rates are unlikely to match those of the past several years. As with the unpredictable outcomes of school closures, supply chain disruptions, and school funding decisions, future events beyond the Company’s control—such as tariffs, trade realignments and geopolitical conflicts—may have both negative and positive impacts on the Company’s revenue and operating margins. Management intends to position the Company to respond to these uncertainties by continuing to reinvest in operating systems, employee training, and customer development and retention. Management estimates that more than 85% of public-school funding and virtually all bond-funded new-school construction derives from state and local sources. Recent school bond election results have resulted in the approval of additional funding for school construction, renovation and modernization projects in certain of the Company's key markets. The timing and extent to which such funding may ultimately result in customer orders will depend on the timing of project development, construction and related procurement activities.

Ongoing conflict in the Middle East has contributed to volatility in crude oil and natural gas markets, resulting in higher material and transportation costs. Because many plastic resins are petroleum- and natural gas-based, disruptions in these markets may reduce supply availability and increase material costs. Energy price volatility has also contributed to higher transportation and logistics costs. These events are expected to impact material costs during the fiscal year ending January 31, 2027. Although the Company increased product prices slightly in fiscal 2027 to offset higher costs, it may not be able to fully pass through increases in transportation, energy, and raw materials, including steel and plastics.

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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA exceeded the President's authority. Subsequently, in March 2026, the U.S. Court of International Trade ("CIT") issued orders directing U.S. Customs and Border Protection ("CBP") to process related refunds. In response to these rulings, CBP launched a refund claims process for qualifying importers. Since the IEEPA tariffs were first imposed in February 2025, the Company has paid approximately $1.0 million in related tariffs and has begun the process of requesting refunds of eligible amounts paid. As of July 31, 2026, the Company has not recognized any tariff refunds in its unaudited condensed consolidated financial statements because the Company was unable to assert that the realization of such recovery is probable as of such date, due to uncertainties surrounding the refund process and collectability of claims. Should the circumstances surrounding the refund process become more certain and the likelihood of collection become probable, we may recognize a receivable for the amount of the IEEPA tariffs paid. We may also be entitled to interest on the amounts recovered. As of the date of this Quarterly Report on Form 10-Q, the Company has not received any portion of the requested refunds.

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

Three Months Ended July 31, 2026

For the three months ended July 31, 2026, the Company earned a net income of $8.6 million on sales of $87.5 million, compared to net income of $10.2 million on sales of $92.1 million in the same period of the prior year. Sales for the three months ended July 31, 2026 decreased by approximately $4.6 million or 5.0%, compared to the prior year. The decrease was driven by the current dynamic macroeconomic environment and uncertainty surrounding state and local governments' budget and spending levels, which adversely affected the demand for the Company's products.

Cost of goods sold was 60.0% of net sales for the quarter ended July 31, 2026, compared to 55.6% for the same quarter last year. Gross margin for the second quarter was 40.0% compared to 44.4% in the prior year. Gross margin declined in the current period primarily due to lower sales volume and higher material and overhead costs. The Company reduced production levels in order to maintain control over inventory levels. Lower production levels contributed to a slightly unfavorable overhead variance.

Selling, general and administrative ("SG&A") expenses for the three months ended July 31, 2026 decreased by $1.0 million. SG&A expenses as a percentage of sales for the three months ended July 31, 2026 were 28.0% compared to 27.7% in the same period last year. The slight increase as a percentage of sales was primarily due to higher delivery costs.

The Company holds equity securities in a rabbi trust to fund benefits under its Virco Important Performers Retirement Plan ("VIP Plan"). The Company recorded approximately $0.7 million of unrealized gain during the three months ended July 31, 2026 compared to $1.0 million of unrealized loss recognized during the same period last year.

During the quarter ended July 31, 2026, the Company recorded approximately $203,000 in net pension benefit, compared to $27,000 in pension expense in the same period last year. As a result of the expected settlement of the VIP Plan during the fourth quarter of the fiscal year ending January 31, 2027, the Company recognized increased amortization of actuarial gains previously recorded in accumulated other comprehensive (loss) income.

For the three months ended July 31, 2026 and 2025, the effective income tax rates were 23.3% and 28.1%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences.

Six Months Ended July 31, 2026

For the six months ended July 31, 2026, the Company earned a net income of $5.8 million on sales of $118.2 million, compared to net income of $10.9 million on sales of $125.8 million in the same period of the prior year. Sales for the six months ended July 31, 2026 decreased by approximately $7.7 million or 6.1%, compared to the prior year. Fiscal year to date sales in the prior year were boosted by the previously noted disaster recovery orders, which contributed approximately $2.8 million in additional shipments compared to approximately $0.2 million during the same period this year. Excluding these shipments, net sales for the current period decreased by approximately 4%, driven by the current dynamic macroeconomic environment and uncertainty surrounding state and local governments' budget and spending levels, which adversely affected the demand for the Company's products.

Cost of goods sold was 59.6% of net sales for the six months ended July 31, 2026, compared to 54.8% for the same period last year. Gross margin for the six months ended July 31, 2026 was 40.4% compared to 45.2% in the prior year. Gross margin declined in the current period primarily due to lower sales volume and higher material and overhead costs. The Company reduced production levels in order to maintain control over inventory levels. Lower production levels contributed to a slightly unfavorable overhead variance.

SG&A expenses for the six months ended July 31, 2026 decreased by $0.8 million. SG&A expenses as a percentage of sales for the six months ended July 31, 2026 were 34.5% compared to 33.1% in the same period last year. The increase as a percentage of sales was the result of higher delivery costs and changes to product mix, as business shifted to a higher percentage of full service deliveries. Full service delivery orders are more service oriented and as such the associated expenses are recorded in

SG&A instead of cost of sales. Additionally, a certain portion of SG&A is fixed in nature and as such does not fluctuate with sales volume.

The Company holds equity securities in a rabbi trust to fund benefits under its VIP Plan. The Company recorded approximately $0.5 million and $0.2 million of unrealized gain during the six months ended July 31, 2026 and 2025, respectively.

During the six months ended July 31, 2026, the Company recorded approximately $392,000 in net pension benefit, compared to $54,000 in pension expense in the same period last year. As a result of the expected settlement of the VIP Plan during the fourth quarter of the fiscal year ending January 31, 2027, the Company recognized increased amortization of actuarial gains previously recorded in accumulated other comprehensive (loss) income.

For the six months ended July 31, 2026 and 2025, the effective income tax rates were 22.5% and 28.0%, respectively. The change in effective tax rates was due to a change in the forecasted mix of income before actual federal and state income taxes and estimated permanent differences.

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

Accounts receivable decreased by $1.3 million at July 31, 2026 compared to last year. The change is primarily due to a decrease in shipments (as discussed above under "Overview").

Inventory decreased by $6.8 million at July 31, 2026 compared to last year. The decrease is primarily driven by lower production levels, offset slightly by higher material costs. Management moderated production levels in order to maintain control over inventory levels.

Accrual basis capital expenditures for the six months ended July 31, 2026 were $1.7 million compared to $2.8 million for the same period last year. Capital expenditures are being financed through the Company's operating cash flow and are restricted to $8.0 million per year by covenant.

Accounts payable increased by $3.0 million compared to last year. The increase reflected the timing of vendor due dates at quarter-end and higher material costs, partially offset by lower purchasing volumes as management moderated inventory levels.

Net cash used in operating activities improved by $13.0 million for the six months ended July 31, 2026, compared to the same period last year. The Company's net cash used in operating activities during the current period was primarily driven by timing variations in employee benefits disbursements and payments to vendors.

For the six months ended July 31, 2026, the Company spent $1.3 million for capital expenditures, issued $0.8 million of cash dividends and spent $0.2 million to repurchase 31,598 shares of its common stock. As of July 31, 2026, $7.0 million was authorized by the Board and available for repurchase of shares by the Company, subject to the restrictions on share repurchases under its Credit Agreement with PNC Bank, National Association ("PNC"). The Company may elect to opportunistically purchase shares based on cash availability and share price considerations.

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

Effective September 3, 2026, the Company and Virco Inc., its wholly-owned subsidiary (collectively, the “Borrowers”) entered into Amendment No. 8 to its existing credit agreement (the “Credit Agreement”) with PNC. The Credit Agreement provides for a $40.0 million revolving credit facility and a $3.0 million equipment line and matures five years from the effective date. See "Note 7. Debt" in Notes to Unaudited Condensed Consolidated Financial Statements above. In connection with this agreement, the Company incurred fees totaling $60,000 which will be capitalized as deferred financing costs and will be included in other assets on the next quarter's unaudited condensed consolidated balance sheets.

The Company is subject to risks and uncertainties arising from general economic conditions, changes in raw material costs, and supply chain disruptions, which could adversely affect its operations and financial flexibility. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2026, under the caption "Item 1A. Risk Factors—Strategic and Operational Risks”. The Company was in compliance with all financial covenants as of July 31, 2026. As of that date, the Company had no outstanding borrowings under its credit facility.

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

Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2026, the Company or its representatives have made and may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission ("SEC"). The words or phrases “anticipates,” “expects,” “will continue,” “believes,” “estimates,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The results contemplated by the Company's forward-looking statements are subject to certain risks and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, availability of funding for educational institutions, availability and cost of materials, availability and cost of labor, demand for the Company's products, competitive conditions affecting selling prices and margins, capital costs and general economic conditions. Such risks and uncertainties are discussed in more detail in the Company's Form 10-K for the fiscal year ended January 31, 2026, including under the caption "Item 1A. Risk Factors".

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Principal Executive Officer along with its Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of July 31, 2026. Based upon the foregoing, the Company's Principal Executive Officer along with the Company's Principal Financial Officer concluded that the Company's disclosure controls and procedures as of such date were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Company management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None during the fiscal quarter ended July 31, 2026.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Effective September 3, 2026, the Company and Virco Inc., its wholly-owned subsidiary, entered into Amendment No. 8 (“Amendment No. 8”) to the Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent and lender (“PNC”). Amendment No. 8 amended the Credit Agreement to reflect the following material changes:
•The maximum revolving advance amount under the Credit Agreement was changed to $40.0 million, replacing a schedule of maximum amounts that varied by calendar month. The Company may also request increases to the maximum revolving advance amount up to a cap of $60.0 million in minimum increments of $5.0 million, subject to lender consent and customary conditions.
•The term of the Credit Agreement was extended from April 15, 2027 to September 3, 2031.
•The receivables advance rate was increased from 85% to 90% of “Eligible Receivables” (as defined in the Credit Agreement).
•A new equipment loan sublimit of up to $3.0 million was added for equipment purchases, advanced at 85% of net invoice cost for new equipment or 80% for used equipment.
•The required minimum fixed charge coverage ratio ("FCCR") was reduced from 1.10 to 1.00, and the requirement was changed to a springing covenant tested only if excess availability falls below 17.5% of the maximum revolving advance amount or during an event of default.
•The financial test for restricted payments (dividends/share repurchases) was modified to require both trailing 30-day and pro forma excess availability to exceed 25%, or such targets are reduced to 17.5% if the Company maintains a pro forma FCCR of 1.05 to 1.00. The aggregate limit on restricted payments remains unchanged at $8.0 million during any fiscal year.

The foregoing description of Amendment No. 8 is qualified in its entirety by the full text of Amendment No. 8, a copy of which is filed herewith as Exhibit 10.1 and incorporated by reference herein.

During the fiscal quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Document
10.1
Amendment No. 8 to Amended and Restated Revolving Credit and Security Agreement, effective as of September 3, 2026, by and among Virco Mfg. Corporation and Virco, Inc. as borrowers, and PNC Bank, National Association, as lender and administrative agent.

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

VIRCO MFG. CORPORATION
Date: September 4, 2026	By:	/s/ Bassey Yau
Bassey Yau
Sr. Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)